Form 10-K
period 2004-12-31
Advance America, Cash Advance Centers, Inc.
filed 2005-03-31
CIK 1299704

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-32363

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2332639 (I.R.S. Employer Identification No.)
135 North Church Street Spartanburg, South Carolina (Address of principal executive offices)	29306 (Zip Code)
Registrant's telephone number, including area code: 864-342-5600
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, par value $.01 per share	Name of Each Exchange on which Registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

        Indicate by a check mark whether the Registrant is an accelerated filer (as defined in exchange Act Rule 12b-2). Yes ☐    No ☒

        The registrant completed its initial public offering of its voting common stock on December 21, 2004. Accordingly, the registrant's voting common stock was not publicly traded at June 30, 2004.

        At March 15, 2005 there were 83,958,270 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of this Annual Report is incorporated herein by reference from the registrant's Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 19, 2005.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2004

FORWARD-LOOKING STATEMENTS

        The matters discussed in this Annual Report on Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "should," "would," "could," "estimate," "continue" and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information.

        The factors listed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading "Risks Factors" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.

        Forward-looking statements speak only as of the date of this Annual Report. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Annual Report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1.    BUSINESS.

Overview

        We are the largest provider of payday cash advance services in the United States, as measured by the number of payday cash advance centers operated. As of December 31, 2004, we operated 2,408 payday cash advance centers in 34 states. Payday cash advances are small-denomination, short-term, unsecured advances that typically are due on the customer's next payday. We provide these services primarily to middle-income working individuals. We do not franchise any of our payday cash advance centers. We focus exclusively on payday cash advance services and do not provide check cashing, pawn lending, title lending or wire transfer or similar services. We believe our sole focus on payday cash advance services is a competitive strength that has allowed us to better reach and service our primary market of middle-income customers. The table below shows selected demographics of the customers we serve:

	Customers(1)	U.S. Census 2000
Average age (years)	38.4	35.8
Percentage between 18-44	64%	40%
Median household income	$40,125	$41,994
Percentage homeowners	42%	66%
Percentage with high school degrees	84%	80	%(2)

(1)
Based on a study performed for us by DX Marketing, LLC, a data solutions provider, of the approximately 63% of customers served during the twelve months ended June 30, 2004 for whom this information was available.

(2)
Percent of population 25 years old and older that are high school graduates or higher.

        In order for a new customer to be approved for a payday cash advance by us or by a lending bank, he or she is required to have a bank account and a regular source of income, such as a job. To obtain a payday cash advance, a new customer typically:

  •
  completes an application and presents the required documentation (usually proof of identification, a pay stub or other evidence of income, and bank statement);

  •
  enters into an agreement governing the terms of the payday cash advance (including the customer's agreement to repay the cash advance in full on or before a specified due date, usually the customer's next payday, and our or the lending bank's agreement to defer the presentment or deposit of the customers' check until the due date of the payday cash advance);

  •
  writes a personal check to cover the amount of the payday cash advance plus charges for applicable fees and/or interest; and

  •
  makes an appointment to return on the specified due date of the payday cash advance to repay the advance plus the applicable charges and to reclaim his or her check.

        Immediately upon completion of the approval process, the customer is given cash or a check drawn on our or the lending bank's account in the amount of the payday cash advance. At the specified due date, the customer is required to pay off the payday cash advance in full, which is usually accomplished by he or she returning to the payday cash advance center with cash. Upon a repayment in full, we return the customer's personal check to him or her. If the customer does not repay the outstanding payday cash advance in full on or before the due date, the payday cash advance center will seek to collect from the customer and may deposit the customer's personal check.

        Our goal is to attract customers by offering straightforward, rapid access to temporary funding while providing high-quality, professional customer service. We believe that our payday cash advance service represents a competitive source of liquidity to the customer relative to other credit alternatives, which typically include overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds and short-term collateralized loans.

        In most states in which we conduct business we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states in which we conduct business we act as a processing, marketing and servicing agent through our payday cash advance centers for Federal Deposit Insurance Corporation ("FDIC") insured, state-chartered banks that make payday cash advances to their customers pursuant to the authority of the laws of the state in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we act as agent as the lending banks. Under the agency business model, federal interstate banking laws, regulations and guidelines enable a FDIC-insured, state-chartered bank located in one state to make loans to a consumer in another state and to charge fees and/or interest allowed by the lending bank's home state even if the fees and/or interest exceed what may be charged in the consumer's state. As of December 31, 2004, pursuant to our processing, marketing and servicing agreements with the lending banks, we are the processing, marketing and servicing agent for payday cash advances offered, made and funded by BankWest, Inc., a South Dakota bank ("BankWest"), in Pennsylvania, First Fidelity Bank, a South Dakota bank, in Michigan, Republic Bank & Trust Company, a Kentucky bank ("Republic"), in North Carolina and Texas and Venture Bank, a Washington bank, in Arkansas.

        Under the standard business model, we determine whether to approve a payday cash advance to our customers. Using this model, we do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for payday cash advances, other than requiring proof of identification, bank account and income source, as described above. However we consider the customer's income in determining the amount of the payday cash advance. Under the agency business model, the lending banks determine whether to approve a payday cash advance to their customers utilizing third-party credit scores to evaluate and approve the customer's application.

        The following table summarizes the most significant differences between the standard business model and the agency business model, including the applicable separation of obligations, fees and risks:

	Standard Business Model	Agency Business Model
Payday Cash Advance Approval:	We determine whether to approve a payday cash advance to a customer.	The lending banks determine whether to approve a payday cash advance to a customer and establish all of the underwriting criteria.
Customer Agreements:	We determine the terms, conditions and features of the payday cash advances in accordance with applicable state and federal law. The contractual advance documents are between the customer and us.
All terms, conditions and features of the payday cash advances are determined by the lending banks in accordance with applicable state and federal law and the FDIC's guidelines to examiners relating to payday cash advances. The agreements are between the lending banks and their customers.
Funding of Payday Cash Advances:	We fund all payday cash advances from our operating cash and/or our revolving credit facility.	The lending banks fund all payday cash advances. We do not repurchase or participate in the advances.
Collection of Payday Cash Advances, Fees and Interest:	We deposit all repayments of payday cash advances, interest and fees in our bank accounts and receive 100% of the revenue.
We deposit, on behalf of the lending banks, all repayments of payday cash advances, interest and fees in the lending banks' bank accounts. The lending banks remit to us twice per month our processing, marketing and servicing fees.
Risks:	We are responsible for all losses associated with payday cash advances.
The lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the lending banks to their customers. If actual payday cash advance losses exceed the percentage specified in the lending banks' agreement with us, our processing, marketing and servicing fees are reduced by the excess.

        As of December 31, 2004, we were making payday cash advances directly to customers under the standard business model in 1,868 of our payday cash advance centers in 29 states and serving as agent for the lending banks under the agency business model in 540 of our payday cash advance centers in five states.

        We provide payday cash advances and charge fees and/or interest as specified by the laws of the states where we operate under the standard business model. In the states where we operate under the agency business model, the lending banks provide payday cash advances and charge fees and/or interest as specified by the laws of the states in which they are located and consistent with the regulatory authority of the FDIC and federal banking law. The permitted size of a payday cash advance varies by state and ranges from $50 to $1,000. The permitted fees and/or interest on a payday cash advance also varies by state and ranges from 10% to 44% of the amount of the payday cash advance.

        Additional fees that the lending banks or we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30.00. The lending bank or we, as the case may be, charge the customers this fee if the check is deposited and is returned due to non-sufficient funds ("NSF") in the customers' accounts or other reasons. In three states we are permitted to charge a late fee, the amount of which varies by state. The late fees are established as a percent of the amount due up to a maximum amount. For the years ended December 31, 2004 and 2003, total NSF fees collected by us and the lending banks were approximately $2.4 million and $2.3 million, respectively, and total late fees collected by us and the lending banks were approximately $75,000 and $89,000, respectively.

        The amount of the average payday cash advance provided or processed by us was $328, $321 and $313 in the years ended December 31, 2004, 2003 and 2002, respectively. The average charge to customers for providing or processing a payday cash advance was $52, $52 and $51 in the years ended December 31, 2004, 2003 and 2002, respectively. The average duration of a payday cash advance provided or processed by us was 15.4 days, 15.1 days and 14.5 days in the years ended December 31, 2004, 2003 and 2002, respectively.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2003	2004
Number of payday cash advances provided or processed (thousands)	10,179	11,586
Number of customers served (thousands)	1,174	1,412
Average duration of a payday cash advance (days)	15.1	15.4
Aggregate principal amount of payday cash advances provided or processed (thousands)	$3,271,235	$3,804,096
Average amount of payday cash advance	$321	$328
Average charge to customers for providing or processing a payday cash advance	$52	$52

        Our payday cash advance centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. We have developed our national network of payday cash advance centers by opening new centers on a regular basis. In the year ended December 31, 2004, we opened 469 new payday cash advance centers in 29 states, and in the year ended December 31, 2003, we opened 330 new payday cash advance centers in 30 states.

Our Industry

        The payday cash advance services industry has grown steadily since the early 1990s in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. The rapid increase in the charges associated with having insufficient funds in one's bank account, as well as other late/penalty fees charged by financial institutions and merchants, have also helped increase customer demand for payday cash advances. A payday cash advance typically involves a single charge, unlike other alternatives that often require collateral, origination and administration fees, prepayment penalties and charges for other services such as credit life insurance, interest payments and additional incremental charges. Other alternatives, such as bounced checks and late bill payments, may also have negative credit consequences. We believe customers use short-term payday cash advances because they provide a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives.

        We believe many banks and other traditional financial institutions have reduced or eliminated their provision of small-denomination, short-term consumer loans, in part due to the costs associated with originating these loans. As a result, a significant number of companies have begun to offer such loans, or payday cash advances, to lower-income and middle-income individuals. The providers of these types of loans are fragmented and range from specialty finance offices, like our payday cash advance centers, to retail stores in other industries that offer these types of loans as ancillary services. Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for payday cash advances, the payday cash advance services industry has experienced significant growth in the number of payday cash advance centers. Recently, businesses offering payday cash advances and short-term loans over the internet as well as by telephone have also begun to compete in the payday cash advance services industry.

        We believe the payday cash advance services industry is growing, fueled by overall increases in the population and increased consumer and legislative acceptance of payday cash advances. The number of jurisdictions with specific legislation and/or regulations permitting payday cash advances or small loans has grown from 16 states in 1997, the year in which we commenced operations, to 37 states and the District of Columbia as of December 31, 2004.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,408 payday cash advance centers located in 34 states as of December 31, 2004, we are the largest provider of payday cash advance services in the United States, as measured by the number of payday cash advance centers operated, with approximately twice as many payday cash advance centers as the next largest provider of payday cash advance services. We believe our scale provides us with a leadership position in the industry, allows us to leverage our brand name in opening payday cash advance centers in existing and new markets and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors and other suppliers. We have centralized most payday cash advance center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support and customer support systems. We believe these centralization efforts will enable us to continue to expand our network of payday cash advance centers while controlling our costs.

        Successful Execution of Growth Strategy.    We believe we have successfully executed an effective growth strategy, including identifying attractive locations for new payday cash advance centers, rapidly entering into new leases and establishing the necessary processes and systems to manage the overall growth process. We use our database of approximately 3.4 million customer records to analyze market opportunities and make management decisions regarding expanding our network of payday cash advance centers. In the year ended December 31, 2004, we opened 469 new payday cash advance centers in 29 states, and in the year ended December 31, 2003, we opened 330 new payday cash advance centers in 30 states.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group comprised of our company and more than 100 other companies engaged in the payday cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. In 2004, 2003 and 2002, payday cash advance legislation we supported was adopted in 15 states, five states and six states, respectively. We have added to the size of our internal government affairs team to provide more complete coverage of state legislatures. Our approach is to continue to work with policymakers and grass roots organizations to provide a predictable, favorable legislative environment for the payday cash advance services industry.

        Costs incurred by our government affairs team were approximately $4.1 million, $3.1 million and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, certain employees who are not members of our government affairs team and who do not work full time on government affairs also meet from time to time with government representatives. We do not separately track the expenses and time incurred by these employees on government matters.

        Ability to Respond Rapidly to Regulatory Changes.    Our regulatory department, along with our internal government affairs team and outside counsel, monitors the various state and federal legislatures and rule-making bodies to keep abreast of changes in laws and regulations relevant to our business. Our organization is designed to be able to respond rapidly to these regulatory developments. We believe that our strong internal regulatory team enables us to seize opportunities for growth in new jurisdictions, permits us to conduct our business in compliance with often changing laws and regulations and allows us to react quickly to those changes.

        Rigorous Implementation of Payday Cash Advance Center-Level Controls.    We believe that our management information systems, our cash management systems and our internal compliance systems are critical to our success and continued growth. We employ a proprietary point-of-sale system to record transactions in our payday cash advance centers. This information is recorded daily and analyzed at our payday cash advance centers and at our headquarters. We also employ a third-party cash reconciliation software system to balance and monitor cash receipts and disbursements. The principal benefits from our use of these two systems are our quick recognition of variances from expected operating results, our early detection of theft and fraud and our ability to monitor compliance with various federal and state laws.

        Exclusive Focus on Payday Cash Advance Services.    We only offer payday cash advance services and do not engage in any other businesses such as check cashing, pawn lending, title lending, wire transfer services or other similar businesses in which many of our competitors engage. We believe that our single service focus has allowed us to expand our network of payday cash advance centers at a faster pace and with a more effective control environment than could a diversified multi-product company. We believe that focusing solely on payday cash advance services provides us with many substantial benefits, including:

  •
  an enhanced ability to attract middle-income working customers who have bank accounts by locating our payday cash advance centers in middle-income shopping areas;

  •
  superior customer relationships and service;

  •
  an exclusive management focus on the quality of our payday cash advance services and the growth of our network of payday cash advance centers, without distractions from other product lines;

  •
  more effective and efficient training of our employees; and

  •
  lower capital requirements than most of our competitors who engage in check cashing, pawn lending, title lending, wire transfer services or other similar more capital intensive businesses.

        Geographical Diversification of Our Payday Cash Advance Centers.    With payday cash advance centers located in 34 states as of December 31, 2004, we believe we have developed a significant presence throughout the United States that helps us to mitigate the risk and possible financial impact of unfavorable changes in state legislation or in the economic environment of a particular region or state and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2004, no state accounted for more than 10% of our total revenues, except for California, which accounted for 10.8% of our total revenues.

        Management Team with Significant Expertise.    Our highly experienced management team has substantial knowledge of the retail, specialty finance and payday cash advance industries. George D. Johnson, Jr., our Chairman and co-founder, is the former Chief Executive Officer of Extended Stay America and former President of Blockbuster's consumer products division. William M. Webster, IV, our Chief Executive Officer and co-founder, has served the executive branch of the United States government in various capacities and has extensive retail experience operating franchised restaurant locations. John T. Egeland, our President, has extensive experience in the consumer finance and banking industries. John I. Hill, our Executive Vice President and Chief Financial Officer, has extensive experience as a corporate chief financial officer and as an accountant with a national accounting firm. Our management team's ability to execute on our rapid roll-out business model and their thorough understanding of the legislative and regulatory environment have been demonstrated by our rapid growth over the past few years.

Business Strategy

        Continue to Open Payday Cash Advance Centers Systematically.    A key objective of our growth strategy is to become the leading provider of payday cash advance services in each market we enter by rapidly opening proprietary, wholly owned payday cash advance centers. We do not intend to franchise our payday cash advance centers. We opened 469 payday cash advance centers in 2004, and we expect to continue our rapid roll-out of new payday cash advance centers. We believe that internal development of new payday cash advance centers is currently more economical than acquiring and integrating existing payday cash advance centers. However, from time to time we may also consider opportunities to acquire payday cash advance companies or businesses. We believe that by offering the convenience of a high density of payday cash advance centers, as well as exceptional customer service, we will maintain a high level of customer satisfaction.

        Continued Revenue Growth at Mature Payday Cash Advance Centers.    We believe we have an opportunity to continue to increase revenues at our payday cash advance centers that have been operating for at least 24 months. For the year ended December 31, 2004, per center total revenues at centers opened before December 31, 2001 increased 6.3% compared to per center total revenues for centers opened before December 31, 2001 for the year ended December 31, 2003. In order to increase revenues at these centers, we employ a variety of advertising and marketing programs, including television advertising, direct mail marketing, local center marketing and yellow pages advertising.

        Drive New Payday Cash Advance Center Operating Performance.    In our 797 operating payday cash advance centers that opened in 2004 and 2003 (excludes one Georgia center opened in 2003 and one center both opened and closed in 2004), we are striving to match the operating performance of our centers that have been open for at least 24 months. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are (1) maintaining a high level of compliance with applicable laws and regulations, (2) meeting stated growth objectives and (3) meeting collection targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can achieve operating performance in our newer payday cash advance centers comparable to the operating performance at our mature payday cash advance centers.

        Maximize the Efficiency of Our Infrastructure.    We have made significant investments in technology, infrastructure and monitoring/compliance systems that are highly scalable. As we expand our network of payday cash advance centers, we expect that our general and administrative expenses will decline as a percentage of our net revenues.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2004, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. Our goal is to work with policymakers and other grass roots organizations to facilitate the implementation of a balanced, visible and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably in every state.

Our Payday Cash Advance Services

        We provide directly, or we process, market and service for the lending banks for which we act as agent, small-denomination, short-term unsecured consumer credit because we believe that many consumers have limited access to alternative sources of liquidity. We advertise our payday advance services primarily through television, direct mail, the yellow pages, and local store marketing activities. To obtain a payday cash advance from a lending bank or us, a new customer first completes an application that includes personal information such as his or her name, address, phone number, employment information or source of income, and references. This information is entered into our information system. The new customer then presents the required documentation, usually proof of identification, a pay stub or other evidence of income, and a bank statement, to our payday cash advance center employee. In order for a new customer to be approved for a payday cash advance by us or by a lending bank, he or she is required to have a bank account and a regular source of income, such as a job. Under the standard business model, we determine whether to approve a payday cash advance to our customers. Using this model, we do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for payday cash advances, other than requiring proof of identification, bank account and income source, as described above. However we consider the customer's income in determining the amount of the payday cash advance. Under the agency business model, the lending banks determine whether to approve a payday cash advance to their customers utilizing third-party credit scores to evaluate and approve each customer's application. After we have reviewed the documents presented by the customer for completeness and accuracy, made copies for record keeping purposes and the lending bank or we, as applicable, have approved the payday cash advance, the customer enters into an agreement governing the terms of the payday cash advance. The customer then writes a personal check to cover the amount of the payday cash advance plus charges for applicable fees and/or interest, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. At the specified due date, the customer is required to pay off the payday cash advance in full, which is usually accomplished by the customer returning to the payday cash advance center with cash. Upon a repayment in full, we are obligated to return the customer's personal check to the customer. If the customer does not repay the outstanding payday cash advance in full on or before the due date, the payday cash advance center will seek to collect from the customer and may deposit the customer's personal check. Collection procedures include (1) contacting the customer by telephone or in person to obtain a payment or a promise to pay or (2) negotiating the customer's personal check at the customer's bank by depositing it or obtaining a cashier's check. For details on our collection procedures, see "—Collection Procedures."

        We have agreed to abide by the CFSA's Best Practices for the payday cash advance services industry, set forth below.

CFSA's Best Practices for the Payday Advance Industry

1.    Full disclosure.     A member will comply with the disclosure requirements of the State in which the payday advance office is located and with Federal disclosure requirements including the Federal Truth in Lending Act. A contract between a member and the customer must fully outline the terms of the payday advance transaction. Members agree to disclose the cost of the service fee both as a dollar amount and as an annual percentage rate ("APR").
2.    Compliance.    A member will comply with all applicable laws. A member will not charge a fee or rate for a payday advance that is not authorized by State or Federal law.
3.    Truthful advertising.    A member will not advertise the payday advance service in any false, misleading, or deceptive manner.
4.    Encourage consumer responsibility.    A member will implement procedures to inform consumers of the intended use of the payday advance service. These procedures will include notifying consumers that a payday advance is a short-term cash flow tool not designed as a solution for longer term financial problems and informing customers of the availability of credit counseling services.

5.    Rollovers.    A member will comply with State laws on rollovers (the extension of an outstanding advance by payment of only a fee). In States where rollovers are not specifically allowed a member will not under any circumstances allow a customer to do a rollover. In the few States where rollovers are permitted, a member will limit rollovers to four (4) or the State limit, whichever is less.
6.    Right to rescind.    A member will give its customers the right to rescind, at no cost, a payday advance transaction on or before the close of the following business day.
7. Appropriate collection practices. A member must collect past due accounts in a professional, fair and lawful manner. A member will not use unlawful threats, intimidation, or harassment to collect accounts. CFSA believes that the collection limitations contained in the Fair Debt Collection Practices Act (FDCPA) should guide a member's practice in this area.
8.    No criminal action.    A member will not threaten or pursue criminal action against a customer as a result of the customer's check being returned unpaid or the customer's account not being paid.
9.    Enforcement.    A member will participate in self-policing of the industry. A member will be expected to report violations of these Best Practices to CFSA, which will investigate the matter and take appropriate action. Each member company agrees to maintain and post its own toll-free consumer hotline number in each of its outlets.
10.    Support balanced legislation.    A member will work with State legislators and regulators to support responsible legislation of the payday advance industry that incorporates these Best Practices.
11.    Relationships with financial institutions.    A member may market and service payday advances made by a federally insured financial institution, provided the financial institution does the following: (1) sets its own credit criteria; (2) approves and funds each advance; (3) complies with applicable State disclosure requirements, where not inconsistent with Federal law; (4) complies with applicable State law as to the number of rollovers; (5) permits the member to purchase no more than a de minimis amount of the advances, or any such other amount which may be consistent with safety and soundness determinations by Federal or State banking regulators; (6) complies with the guidelines and regulations on payday lending issued by the financial institution's Federal or State regulator; and (7) complies with these Best Practices unless the Best Practices conflict with this Paragraph, in which case the terms of this Paragraph shall apply.

12. Military. A member will comply with a separate code of Military Best Practices that addresses the unique circumstances of active duty military customers. These special consumer protections include, among others: a prohibition on the garnishment of military wages or salaries and on contacting the military chain of command to collect payment; and the establishment of financial literacy initiatives that will benefit service men and women.

Source: Community Financial Services Association of America, as of March 2005.

Collection Procedures

        As part of the closing process for each payday cash advance, we typically establish the expectation with the customer that they will return by scheduling an appointment for them to come back to our payday cash advance center to repay their payday cash advance on its due date. The day before the due date, we typically call the customer to confirm their appointment.

        If the customer does not return to repay the payday cash advance, the payday cash advance center manager has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer's personal check. Payday cash advance center managers have discretion to commence past-due collection efforts in place of depositing the customer's personal check in order to maintain accounts, improve customer relations and enhance collection efforts. If the payday cash advance center manager has decided to commence past-due collection efforts in place of depositing the customer's personal check, payday cash advance center employees typically:

  •
  contact the customer by telephone or in person to obtain a payment or a promise to pay; and

  •
  attempt to exchange the customer's check for a cashier's check if funds are available.

        If at the end of this past-due collection period, the payday cash advance center has been unable to collect the amount due, the customer's check is then deposited.

        Additional collection efforts are not required if the customer's deposited check clears. If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by the payday cash advance center employees and typically include:

  •
  contacting the customer by telephone or in person to obtain payment or a promise to pay;

  •
  sending a series of collection letters to the customer; and/or

  •
  attempting to exchange the customer's check for a cashier's check if funds become available.

Payday Cash Advance Center Operations

  Payday Cash Advance Centers

        With 2,408 payday cash advance centers as of December 31, 2004, we operate the largest network of payday cash advance centers in the United States. The following table illustrates the growth of our payday cash advance center network since December 31, 2002:

	As of December 31,
State
	2002	2003	2004
Alabama	64	86	127
Arkansas(1)	30	30	30
Arizona	34	38	49
California	228	240	290
Colorado	29	30	56
Delaware	4	4	10
Florida	156	161	173
Georgia(1)(2)	88	89	—
Iowa	20	20	21
Idaho	1	2	8
Illinois	52	52	61
Indiana	67	56	91
Kentucky	28	30	33
Louisiana	48	60	64
Michigan(1)	83	85	87
Missouri	51	54	62
Mississippi	41	48	51
Montana	—	5	8
North Carolina(1)(3)	118	118	118
Nebraska	11	14	25
New Hampshire	11	15	15
New Mexico	9	11	12
Nevada	6	8	10
Ohio	129	137	178
Oklahoma	—	53	68
Oregon	—	5	42
Pennsylvania(1)	98	100	101
South Carolina	86	90	105
South Dakota	8	10	10
Tennessee	56	58	59
Texas(1)	38	157	204
Virginia	80	92	109
Washington	35	47	90
Wisconsin	29	30	37
Wyoming	3	4	4

Total	1,741	2,039	2,408

(1)
We have operated under the agency business model in Arkansas and North Carolina since April 14, 2001 and September 12, 2001, respectively. Prior to these dates, we operated in Arkansas and North Carolina under the standard business model. We have operated in Georgia, Michigan, Pennsylvania and Texas only under the agency business model.

(2)
In May 2004, a Georgia law became effective that essentially prohibits payday cash advance services in the state and effectively restricts our ability to act as processing, marketing and servicing agent for a lending bank in the state. As a result, we have suspended operations at our 89 payday cash advance centers in Georgia.

(3)
We are currently facing certain litigation and regulatory proceedings in North Carolina that may ultimately force us to stop acting as processing, marketing and servicing agent for a lending bank in that state.

  Facilities and Hours of Operation

        We try to locate our payday cash advance centers in highly visible, accessible locations and attempt to operate during convenient hours for our customers. Normal business hours of our payday cash advance centers are from 10:00 a.m. until 6:00 p.m., Monday through Friday, and, in most states, from 10:00 a.m. until 3:00 p.m. on Saturday. We typically locate our payday cash advance centers in middle-income shopping areas with high retail activity. Other tenants in these shopping areas typically include grocery stores, discount retailers and national video rental stores. By using consistent signage and design at our payday cash advance centers, we hope to increase our brand recognition. As of December 31, 2004, we operated 2,300 payday cash advance centers under the "Advance America" brand and 108 payday cash advance centers under the "National Cash Advance" brand. In March 2005 we re-branded 21 of the "National Cash Advance" brand payday cash advance centers to the "Advance America" brand payday cash advance centers. We intend to re-brand the remaining 87 "National Cash Advance" brand payday cash advance centers as "Advance America" brand payday cash advance centers, although we have no specific timetable for doing so.

  Internal Compliance Audit

        We have a staff of 18 internal compliance auditors and managers based throughout the United States (as of February 28, 2005) whose function is to monitor compliance by our payday cash advance centers with applicable federal and state laws and regulations, the CFSA's Best Practices and our company policies and procedures. The auditors conduct unannounced audits of our payday cash advance centers. They typically spend one day in each payday cash advance center, although the time may vary if a more extensive investigation is needed. The auditors typically conduct a thorough compliance audit, analyzing customer files, reports, held checks, cash controls and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the payday cash advance center personnel and/or the divisional director and discuss issues found during the audit. As part of the internal audit program, the compliance information manager prepares reports for management regarding audit results. These reports are generated from a centralized database maintained at our corporate headquarters. These reports help to identify compliance issues that need to be addressed and areas for further training.

Relationship with the Lending Banks

        Under processing, marketing and servicing agreements with the lending banks, we are compensated by the lending banks for processing, marketing and servicing the payday cash advances the lending banks make to their customers. Approximately 24.4% and 26.0% of our total revenues in the years ended December 31, 2004 and 2003, respectively, were derived from processing, marketing and servicing fees paid to us by the lending banks. As of December 31, 2004, BankWest was offering its payday cash advances in 101 of our payday cash advance centers in Pennsylvania, First Fidelity Bank was offering its payday cash advances in 87 of our payday cash advance centers in Michigan, Republic was offering its payday cash advances in 322 of our payday cash advance centers in North Carolina and Texas and Venture Bank was offering its payday cash advances in 30 of our payday cash advance centers in Arkansas. In addition, BankWest offered its payday cash advances in our 89 Georgia centers before we suspended our Georgia operations in May 2004. The total revenues we derived from processing, marketing and servicing fees paid to us by the various lending banks for the years ended December 31, 2003 and 2004 were:

	2003		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Republic	$31.4	6.4%	$56.6	9.9%
BankWest	54.4	11.1%	52.5	9.2%
First Fidelity Bank	13.6	2.8%	22.5	3.9%
Venture Bank	13.5	2.8%	7.7	1.4%
Peoples National Bank	14.4	2.9%	—	0.0%

Processing, marketing and servicing fees	$127.3	26.0%	$139.3	24.4%

        Although we process, market and service payday cash advances offered, made and funded by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers' applications and determining whether the payday cash advance is approved. The lending banks for which we act as agent utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks' payday cash advance approval process, are not involved in determining the approval procedures or criteria of the lending banks and do not fund or acquire any payday cash advances from the lending banks. The payday cash advances are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks' payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our processing, marketing and servicing agreements with the lending banks, the lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 13.2%, 10.1% and 7.3% for the years ended December 31, 2004, 2003 and 2002, respectively. We negotiated the contractual percentages, in part, based on historical data regarding our loss history and to serve as an incentive for us to diligently pursue collection efforts for the lending banks. The aggregate actual payday cash advance loss history for all states operating under the agency business model has been close to the aggregate lending banks' contractual obligation and we therefore have not historically been responsible for much of the aggregate actual payday cash advance losses realized on transactions originated by the lending banks. During 2004 we were ultimately responsible for approximately $1.7 million of the approximately $22.5 million in total losses associated with payday cash advances originated by the lending banks; in 2003, we were ultimately responsible for approximately $1.9 million of the approximately $18.4 million in total losses associated with payday cash advances originated by the lending banks; and, in 2002, we were ultimately responsible for approximately $3.9 million of the approximately $14.1 million in total losses associated with payday cash advances originated by the lending banks. If actual payday cash advance losses exceed the percentage specified in a lending bank's processing, marketing and servicing agreement with us, our processing, marketing and servicing fee is reduced by the excess through the provision for doubtful accounts and agency bank losses. If actual payday cash advance losses are less than the loss percentage specified in such agreement, our processing, marketing and servicing fees are increased by the difference through the provision for doubtful accounts and agency bank losses. As a result, if the amount of uncollected payday cash advances exceeds a lending bank's contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of December 31, 2004, our contingent liability to each of the lending banks amounted to $28.9 million to Republic, $18.2 million to BankWest, $10.2 million to First Fidelity Bank, and $4.5 million to Venture Bank. This contingent liability to the lending banks was not included on our balance sheet. We could also be obligated to pay this amount to the lending banks if, as a result of a change in law, regulation or otherwise, the lending banks' payday cash advances were to become uncollectible.

        Our processing, marketing and servicing agreements with the lending banks generally have three-year terms and may be terminated by either party upon the occurrence of certain events, including (i) the giving of four to six months notice to the other party, (ii) breaches of the agreement, (iii) changes in laws or regulations and (iv) bankruptcy and insolvency events. In addition, one of these agreements also permits the lending bank to terminate the agreement if either our President or Chief Executive Officer is no longer engaged in our daily management or if we experience a change in control.

Competition

        We believe that the principal competitive factors in the payday cash advance services industry are location, customer service, convenience, speed and confidentiality. We face intense competition in an industry with low barriers to entry, and we believe that the payday cash advance market is becoming more competitive as the payday cash advance services industry matures and consolidates. We compete with services offered by traditional financial institutions, such as overdraft protection, and with other payday cash advance providers, small loan providers, credit unions, short-term consumer lenders and other financial services entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. Recently, businesses offering payday cash advances and short-term loans over the internet as well as by phone have begun to compete with us in the business of making payday cash advances.

        Our network of 2,408 payday cash advance centers as of December 31, 2004 represents the largest network of such centers in the United States. The payday cash advance services industry is highly fragmented. In March 2005, Stephens, Inc. estimated that there were approximately 21,500 outlets (including our own centers) in the United States. We believe we operate one of only three single service payday cash advance companies that have more than 1,000 payday cash advance centers, the remaining competitors being local chains and single-unit operators. We believe that our two largest single service payday cash advance company competitors, Check 'n Go and Check into Cash, have over 1,200 and 1,000 payday cash advance centers, respectively. Another competitor is QC Holdings, Inc., which we believe has approximately 370 locations in the United States.

        To a lesser extent, we compete with other companies that offer payday cash advances as an ancillary financial product to complement their primary business of cashing checks, selling money orders, providing money transfer services or offering other similar financial services. These competitors include Cash America International, Inc., Dollar Financial Corp. and ACE Cash Express, Inc.

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for payday cash advances, the payday cash advance services industry has experienced significant growth in the number of payday cash advance centers.

        Recently, our payday cash advance centers have also been facing increased competition from banks that offer their account holders payday cash advances as well as other products such as overdraft privileges and bounced check protection, which are similar to our payday cash advance services.

Marketing and Advertising

        We design our marketing efforts to increase our revenues by (1) introducing new customers to our services and (2) creating customer loyalty. We believe that our mass media advertising campaigns (primarily through television, direct mail and the yellow pages) increase demand for our payday cash advance services. Our advertising expenditures occur primarily during key seasonal periods, such as the back-to-school and holiday seasons in the third and fourth quarters of each year, when consumers are most likely to have short-term liquidity needs.

        We utilize marketing promotions at our payday cash advance centers with, we believe, high-impact, consumer relevant, point-of-purchase materials. In addition, we provide our payday cash advance centers with promotional materials such as brochures, pens, keychains and coupons for use in local marketing. Local marketing also includes attendance at, and sponsorship of, community events such as blood drives, food drives, voter registration programs and other charitable events.

        Drawing on statistical data from our transaction database, we use direct marketing strategies to advertise to prospective customers who have demographic characteristics similar to our and the lending banks' existing customers.

Information Systems

        We employ a proprietary point-of-sale system to record transactions in our payday cash advance centers. The point-of-sale system is also used at our headquarters to develop information for management. We also employ a third-party cash reconciliation software system to reconcile bank accounts and monitor cash receipts and disbursements.

        Each of our payday cash advance centers has approximately two to four networked PCs that run our point-of-sale software to control and record all retail transactions. The point-of-sale system is designed to facilitate customer service and speed the dissemination of information for cash flow purposes. The point-of-sale system:

  •
  records and monitors the details of every transaction, including the transaction type, date and time, amount, fees and/or interest, transaction number and receipt number;

  •
  provides services in a standardized and efficient manner;

  •
  reduces the risk of transaction errors by automatically recalling customer data, calculating fees and using pop-up screens to alert operators to items entered that fall outside prescribed parameters; and

  •
  provides automated, integrated transactions that are designed to ensure standardization and compliance with applicable state and federal regulations.

        On a daily basis, transaction data gathered by our point-of-sale system at our payday cash advance centers is transmitted and stored in databases at our headquarters. This data is then integrated into our management information system, general ledger and cash reconciliation software. The systems are designed to provide summary and detailed information to divisional directors, regional directors, zone directors and corporate managers. The point-of-sale system and cash reconciliation software systems allow us to:

  •
  monitor daily revenue, deposits and disbursements on a company, state and per payday cash advance center basis;

  •
  monitor and manage daily payday cash advance center exception reports, which record cash shortages, late deposits, unusual disbursements and other items;

  •
  identify cash differences between bank statements and our point-of-sale system, such as differences resulting from missing disbursements and deposits;

  •
  determine, on a daily basis, the amount of cash needed at each payday cash advance center, enabling centralized treasury personnel to maintain an optimum amount of cash in each banking location;

  •
  electronically transmit information and documents to lending banks as required by our agreements with them;

  •
  facilitate compliance with regulatory requirements and company policies and procedures; and

  •
  post financial transaction information to our general ledger software system.

        We reconcile deposits by and disbursements to our payday cash advance centers on a daily basis. We match the expected deposits reported by our point-of-sale software with the actual deposits reported by the banks receiving the deposits. Most verifications of deposits happen within two days after the actual deposit. Typically about 93% of all deposits and about 99% of all disbursements match electronically. Manual verification of deposits occurs on a daily basis. Manual reconciliation of disbursements occurs on a weekly basis.

        As of February 28, 2005, our information systems department had a staff of 73, including 16 temporary workers working on a major upgrade to our point-of sale software whose employment will cease as various phases of the upgrade are completed. Our development staff primarily focuses on designing and testing new point-of-sale enhancements as well as ongoing development of the management information systems infrastructure. Our help desk staff provides assistance to our payday cash advance center managers with regard to questions that may arise relating to transaction procedures.

        We maintain and test a disaster recovery plan for our critical networked systems. A copy of the disaster recovery plan documentation is hosted on a third-party vendor website. We periodically update the plan. Our back-up data tapes are housed by a third party at an off-site location. We also own backup computer equipment and real-time data storage that is housed at an off-site facility to provide us with access to needed systems in the event of an emergency that disables our headquarters equipment.

Security

        Security and loss prevention play a critical role in the daily operations of our payday cash advance centers. Each payday cash advance center is provided with 24-hour third-party monitoring that includes individual alarm codes, duress and cancellation codes. Physical security provided to each payday cash advance center includes: digital safes, wired hold-up alarm buttons and "Abloy" brand secure locking systems. Additionally, approximately one-half of our payday cash advance centers are equipped with 24-hour security cameras.

        Employees at our payday cash advance centers are trained on loss prevention techniques ranging from use of the alarm system to how to respond to and/or prevent an armed robbery. New payday cash advance center employees generally complete this training within the first 14 days of employment.

        Because our business requires us to maintain a significant supply of cash in each of our payday cash advance centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $1.2 million (0.21% of total revenues) in the year ended December 31, 2004, $1.7 million (0.4% of total revenues) in 2003 and $2.2 million (0.6% of total revenues) in 2002. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our payday cash advance centers. We could experience liability or adverse publicity arising out of such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

Human Resources

  Cash Advance Center Staffing

        Our payday cash advance centers are divided into zones, regions and divisions, which we believe allows for a more effective management process. A zone has approximately 400 to 650 payday cash advance centers and may include payday cash advance centers in more than one state. There are five zones and each zone has a zone director who reports to our President, Mr. Egeland, and is responsible for the operations, administration, manpower planning, staffing and general supervision of the payday cash advance centers in his or her zone. Regions typically include 50 to 120 payday cash advance centers organized into five to 11 divisions and are supervised by regional directors who report to the zone director responsible for his or her region. Divisions typically include 10 to 15 payday cash advance centers and are supervised by divisional directors who report to the regional director responsible for their division. Determination of region and division alignment is usually based upon geographic considerations. Regions and divisions generally do not cross state lines. As of March 15, 2005, our five zones included 30 regions and 211 divisions.

        A typical payday cash advance center is staffed with a manager and an assistant manager. Managers are responsible for the daily operations of the payday cash advance center. As volume increases, additional personnel, called customer service representatives, are added. We typically add a customer service representative once a payday cash advance center has approximately 350 payday cash advances outstanding at one time. Thereafter, one additional customer service representative is typically added for every 100 to 150 additional payday cash advances at a particular payday cash advance center.

  Training

        All new hires, payday cash advance center managers and divisional directors are required to complete training programs. Training programs include:

  •
  a 10-day entry level training program that covers new employee orientation, industry regulations and the CFSA's Best Practices, customer service, conducting a payday cash advance transaction from inception to repayment, collections, security, local marketing and the general administration of payday cash advance center operations;

  •
  regular divisional director meetings conducted within each region that focus on operational goal achievement, team building, human resource issues and national and local marketing programs;

  •
  continuing development sessions for the divisional directors and other employees, as needed, which are conducted at our corporate headquarters, covering topics such as employee selection and hiring, training methods, regulatory compliance, customer service, revenue growth and maximizing employee performance (divisional directors are required to attend this program once a year and may attend more often as the development session topics change); and

  •
  two to three-day semi-annual regional director and zone director conferences held with corporate department heads, covering strategic planning, goal setting and achievement and operational and departmental tactical issues.

        The operations department also coordinates additional ad hoc training for payday cash advance center employees and divisional directors to review customer service, compliance, collections and service-focused issues.

  Hiring and Retention

        Divisional directors and payday cash advance center managers are responsible for payday cash advance center employee recruitment. To facilitate the search for applicants meeting positional requirements, we use an internet-based recruitment system, newspaper advertising and local job fairs coordinated by a corporate recruiter. A corporate recruiter will often attend local job fairs and assist in the interview, selection and hiring processes.

        Employees undergo a criminal background and driving record check before employment. We maintain an updated compensation and employee evaluation program to provide employees with a competitive salary and opportunities for advancement. We offer a competitive benefits package consisting of life insurance, medical, dental and disability insurance coverage and a 401(k) plan to help attract and retain employees.

Employees

        As of February 28, 2005, we had approximately 5,900 total employees, including approximately 5,400 payday cash advance center employees, approximately 200 divisional directors, 30 regional directors, five zone directors and approximately 250 corporate employees and support personnel.

        We consider our employee relations to be satisfactory. Our employees are not covered by a collective bargaining agreement and we have never experienced any organized work stoppage, strike or labor dispute.

Intellectual Property and other Proprietary Rights

        AARC, Inc., one of our subsidiaries, owns all of our intellectual property (trademarks, logos, etc.). Each of our operating subsidiaries has entered into a trademark license agreement with AARC, Inc. to use this intellectual property. AARC, Inc. has ten trademarks on file and/or approved by the U.S. Patent and Trademark Office. These marks include:

"Register in Advance. You Count Because You Vote" and design
"Advance America Cash Advance" and design
"Get Money Now. For Life's Little Emergencies."
"Because You Just Never Know"
"For Life's Little Emergencies"
"Advance America"
Star and $ design
"National Cash Advance" and design
"Money You Can Count On"
"Money More People Count On"

        Unauthorized use of our intellectual property by third parties may damage our brand and our reputation and could result in a loss of customers. It may be possible for third parties to obtain and use our intellectual property without our authorization. Third parties have in the past infringed or misappropriated our intellectual property or similar proprietary rights. For example, competitors of ours have used our name and other trademarks of ours on their websites to advertise their financial services. We believe infringements and misappropriations will continue to occur in the future.

Insurance Coverage

        We maintain insurance coverage, including workers' compensation insurance, liability insurance, property insurance, crime insurance, directors' and officers' insurance, employment practices liability insurance and fiduciary liability insurance, to protect us against losses in such amounts, covering such risks and liabilities and with such deductibles or self-insurance retentions as are in accordance with normal industry practice. However, we cannot assure you that our insurance policies will provide us with sufficient coverage to provide adequately for our current or future losses, risks or liabilities.

Other

        Advance America, Cash Advance Centers, Inc. is a Delaware corporation that was incorporated on August 11, 1997. Our principal executive offices are located at 135 North Church Street, Spartanburg, South Carolina 29306. Our telephone number at that location is (864) 342-5600. We maintain an internet website at www.advanceamericacash.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this Annual Report.

Government Regulation

        In most states in which we conduct business we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states in which we conduct business we act as a processing, marketing and servicing agent through our payday cash advance centers for FDIC insured, state-chartered banks that make payday cash advances to their customers pursuant to the authority of the laws of the state in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we act as agent as the lending banks. Under federal law, an FDIC insured, state-chartered bank located in one state can make loans to a consumer in another state and charge fees and/or interest allowed by the lending bank's home state even if the fees and/or interest exceed what may be charged in the consumer's state under that state's usury law. As of December 31, 2004, we were making payday cash advances directly to customers under the standard business model in 1,868 of our 2,408 payday cash advance centers in 29 states and serving as agent for the lending banks under the agency business model in 540 of our payday cash advance centers in five states. Until May 2004, we had operated in Georgia under the agency business model as processing, marketing and servicing agent for payday cash advances offered, made and funded by BankWest, the lending bank in that state. However, we have suspended operations at our 89 payday cash advance centers in Georgia.

        Payday cash advances are subject to extensive state and federal regulation. This regulation of payday cash advance companies is intended primarily for the protection of consumers rather than investors in our common stock and our creditors. The scope of state regulation, including the terms on which payday cash advances may be made, varies from state to state. Most states that regulate payday cash advances establish allowable fees and/or interest and other charges to consumers for payday cash advances. In addition, many states regulate the maximum amount, maturity and renewal or extension of payday cash advances. The lending banks and we vary the terms of payday cash advances from state to state in order to comply with the laws and regulations of the states in which we, or the lending banks, operate.

State Regulation

        Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2004, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of December 31, 2004, we operated in 29 of these 37 states under the standard business model and in one of these 37 states under the agency business model. We do not currently conduct business in the remaining seven of these 37 states or in the District of Columbia because we do not currently believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or undesirable location characteristics. The remaining 13 of the 50 states do not have laws specifically authorizing the payday cash advance business. As of December 31, 2004, we operated in four of these 13 states under the agency business model, serving as processing, marketing and servicing agent through our payday cash advance centers for four lending banks that make payday cash advances to their customers in those states.

        The states with specific payday cash advance laws typically limit the principal amount of a payday cash advance and set maximum fees and interest rates that customers may be charged. Some states also limit a customer's ability to renew a payday cash advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for payday cash advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due payday cash advances are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict payday cash advance advertising content.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance services. For example, in May 2004, a new law became effective in Georgia that effectively prohibits payday cash advance services in the state and effectively restricts our ability to act as processing, marketing and servicing agent for a lending bank in the state. See "Item 3. Legal Proceedings." As a result, we have suspended operations in Georgia. In addition, Maryland adopted a law in 2001 that purports to prohibit agency relationships between banks and processors, marketers and servicers of payday cash advances. Many bills have also been introduced in state legislatures. Since July 1, 2004, bills that severely restrict or effectively prohibit payday cash advance services have been introduced in Arizona, Arkansas, California, Connecticut, Iowa, Louisiana, Michigan, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Carolina, Texas, Washington and Wisconsin. In addition, Mississippi and Arizona have sunset provisions in their payday cash advance laws that require renewal of the laws by the state legislatures at periodic intervals. Future laws prohibiting payday cash advance services or making them unprofitable could be passed in any other state at any time or existing payday cash advance laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Statutes authorizing payday cash advance services typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive state audits and examinations to ensure that we comply with applicable consumer protection and other laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. For example, in 2001, the Illinois Department of Financial Institutions promulgated a set of short-term lending rules that placed more severe restrictions on payday cash advance transactions than those contained in the Illinois statute under which the business was licensed and regulated. Although we were able to modify the terms of our payday cash advances and continue to operate in Illinois, we cannot assure you that similar actions in the future will not force us to terminate our operations in Illinois or in any other jurisdiction. More recently, the New Jersey Department of Banking and Insurance proposed a new rule in September 2004 that would make it illegal for a non-New Jersey bank to offer payday cash advance services through an agent in the state of New Jersey. Although we have no operations in New Jersey, the adoption of such a rule by any state could negatively influence future actions taken by regulators in the states in which we do business.

        In some cases, we may also rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally cannot be relied upon as binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations may also change and negatively affect our business.

        State attorneys general and banking regulators have begun to scrutinize the payday cash advance services industry and may take actions against the industry that could require us to cease or suspend operations in their respective states. For example, on August 26, 2004, the North Carolina Attorney General's office, in conjunction with the Commissioner of Banks for North Carolina, issued a subpoena to us to produce documents, respond to written questions and have a corporate representative appear for testimony regarding the relationship between our North Carolina subsidiary and Republic. See "Item 3. Legal Proceedings." It is possible that the North Carolina investigation or other actions taken against the industry in the future by the North Carolina Attorney General or other state attorneys general could require us to suspend or cease operations in such jurisdictions and have a negative effect on our financial condition.

        Legislative or regulatory action in the states in which we operate could cause us to cease or suspend our operations in a state. If we were to close our payday cash advance centers in a state, we would incur closing costs such as severance payments and lease cancellation payments and we would have to write-off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our payday cash advance centers and our employees in that state, with little or no offsetting revenues. For example, we have decided to continue to maintain 86 of our payday cash advance centers in Georgia for the foreseeable future until certain litigation currently pending in Georgia is resolved. See "Item 3. Legal Proceedings." From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. The passage of a 2002 Indiana statute, for example, established a prohibitive rate structure for making payday cash advances in the state. Beginning on May 1, 2002, we provided payday cash advances in that state while experiencing a consistent loss in revenue until a new, less restrictive, law was passed in March 2004. Any of these actions or events could have a material adverse effect on our business, results of operations and financial condition.

        Over the past few years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict payday cash advances. The consumer groups and media reports typically focus on the cost to a consumer for a payday cash advance. The consumer groups and media reports typically characterize these payday cash advances as predatory or abusive toward consumers. If this negative characterization of payday cash advances becomes widely accepted by consumers, demand for payday cash advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of payday cash advances or other activities could also result in increased regulatory scrutiny and increased litigation. Additionally, negative perception of payday cash advances could encourage restrictive local zoning rules and make it more difficult to obtain government approvals necessary to open new payday cash advance centers. These trends could materially adversely affect our business, results of operations and financial condition. A negative impact in any or all of these areas could materially adversely affect our business, results of operations and financial condition.

Federal Regulation

        Our payday cash advance services are subject to federal laws and regulations, such as the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. TILA and Regulation Z promulgated thereunder require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate ("APR"). The ECOA prohibits creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. Pursuant to Regulation B promulgated under the ECOA, creditors are required to provide consumers with certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The FCRA requires creditors to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The GLBA and its implementing regulations generally require us to protect the confidentiality of our customers' nonpublic personal information and to disclose to our customers our privacy policy and practices.

        Our marketing efforts and the representations we make about our payday cash advance services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. These statutes generally prohibit unfair or deceptive conduct.

        The FTC has not initiated any formal actions against us. However, in December 2002, the FTC requested that at least two payday cash advance providers, including us, respond to a series of questions and document requests concerning their operations. While it does not appear to us that the FTC intends to become more aggressive in regulating the payday cash advance services industry, these requests may indicate a desire by the FTC to become more involved in the policing and enforcement of the payday cash advance services industry in the future.

        Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress, with recent legislation specifically targeting the agency relationships between banks and payday cash advance companies. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Any federal legislative or regulatory action that restricts or prohibits payday cash advance services or our activities as processing, marketing and servicing agent for the lending banks could have a material adverse impact on our business, results of operations and financial condition.

Regulation of the Agency Business Model

        The agency relationships with the lending banks are highly regulated. Currently, only state-chartered banks can be lending banks for payday cash advances, because the federal regulators for national banks and federal savings associations have effectively prohibited such banks and associations from participating in the payday cash advance services industry with agents.

        The four lending banks for which we currently act as processing, marketing and servicing agent are subject to extensive federal and state banking regulations. As FDIC insured, state-chartered banks, the lending banks are subject to supervision by the FDIC. Additionally, the lending banks are subject to regular examination by other state and federal regulatory authorities. Because of our relationships with the lending banks, our own activities regarding the lending banks' payday cash advances are also subject to examination by the FDIC and these other regulatory authorities. In connection with any regulatory examination, the FDIC or other regulatory authority may require us to provide information, grant access to our payday cash advance centers, personnel and records or alter our business practices, perhaps materially, or may prevent the lending banks from providing payday cash advances using agents such as us. Any of these actions could have a material adverse impact on our business, results of operations and financial condition, especially if we are required to materially modify our business practices or terminate our use of the agency business model.

        In July 2003, the FDIC issued guidelines governing permissible agency arrangements between state-chartered banks and processing, marketing and servicing agents for the banks' payday cash advances, such as us. These guidelines address prudent risk-management practices regarding processing, marketing and servicing arrangements, capital requirements, allowances for loan losses and loan classifications, income recognition, collection recovery practices and compliance with consumer protection laws. On March 1, 2005, the FDIC issued revised Payday Lending Guidance (the "Guidance") to FDIC insured institutions that offer payday loans including the lending banks for which we act as an agent. We are currently in the process of reviewing the revised Guidance together with the lending banks, who have until April 15, 2005 to respond to the FDIC. The revised Guidance targets the frequency of borrower usage of payday cash advances offered by FDIC insured institutions and will limit the period that a customer may have payday cash advances outstanding from any lender to three months during the previous twelve-month period. Based on an average term of approximately 15 days, this effectively caps the number of payday cash advances to six during any 12-month period. All payday cash advances made from any lender would count against such limit. The revised Guidance also suggests that lending banks may offer alternative longer-term products. There has not yet been any determination of the procedures or alternative products, if any, that may be proposed by the lending banks and accepted by the FDIC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "—Risk Factors."

        If the FDIC's implementation of these guidelines or the promulgation of any additional guidelines were to ultimately restrict the ability of all or certain state-chartered banks (including the lending banks for whom we act as processing, marketing and servicing agent) to maintain relationships with payday cash advance processors, marketers and servicers (such as us), it would have a material adverse impact on our business, results of operations and financial condition. In addition, if state banking regulators were to take action to restrict the ability of all or certain state-chartered banks, including the lending banks for whom we act as processing, marketing and servicing agent, to provide payday cash advances, our distribution opportunities in those states where we operate as agent for a lending bank would be limited and we could have to permanently cease operations in those states. This would have a material adverse impact on our business, results of operations and financial condition.

        In recent public remarks, a director of the FDIC has questioned whether payday cash advances are predatory and abusive to consumers. The FDIC director also questioned whether agents for lending banks are entitled to the benefit of the federal banking law that permits a lending bank to "export" the lending interest rate on payday cash advances permitted by the state in which it is located to consumers in other states. If agent-assisted payday cash advances made by the lending banks were no longer entitled to the benefit of the federal banking laws permitting the exportation of interest rates, we would no longer be able to conduct business under the agency business model and the resulting decline in our net revenues would have a material adverse effect on our business, results of operations and financial condition.

        Other federal regulators have also increasingly scrutinized agency relationships between banks and payday cash advance companies. During 2002 and 2003, for example, the Office of the Comptroller of the Currency ("OCC"), which supervises national banks, took actions to effectively prohibit certain national banks from offering and making small-denomination, short-term consumer loans, including payday cash advances, through the use of agents such as ourselves. After a notice of charges was issued in 2002 against Peoples National Bank, one of the lending banks whose payday cash advances we processed, marketed and serviced, we entered into a consent agreement with the OCC to terminate our agency relationships with that bank. Future actions against the lending banks whose payday cash advances we process, market and service could result in a significant interruption or curtailment of our business. Any such business disruption or curtailment would have a material adverse effect on our business, results of operations and financial condition.

Local Regulation

        In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations. These local rules and regulations are subject to change and vary widely from state to state and city to city. In 2004, for example, Columbia, South Carolina amended its Code of Ordinances to require that payday cash advance businesses obtain special use permits in order to conduct business in the city. Any actions taken in the future by local zoning boards or other governing bodies could have a material adverse effect on our business, results of operations and financial condition.

Environmental, Health and Safety Matters

        We are subject to general provisions of federal laws and regulations to ensure a safe and healthful work environment for employees. In addition, we comply with those state laws that require a written health and safety program or other mandated safety requirements. To reduce the possibility of physical injury or property damage resulting from robberies, our Loss Prevention department has established operational procedures, conducts periodic safety training and awareness programs for employees, hires security guards as needed and regularly monitors the marketplace for new technology or methods of improving workplace safety.

        Other than properly using and storing standard cleaning products, we do not use chemicals or other agents governed by federal, state or local environmental laws in conducting business operations. Based upon these measures, we believe that our centers are in substantial compliance with all applicable environmental, health and safety requirements.

ITEM 2.    PROPERTIES.

        Our average payday cash advance center size is approximately 1,500 square feet. We try to locate our payday cash advance centers in highly visible, accessible locations. Our payday cash advance centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. Other tenants in these shopping areas typically include grocery stores, discount retailers and national video rental stores. All of our payday cash advance centers are leased, with typical lease terms of three years with an option to renew at the end of the lease term. Our leases usually require that we pay all maintenance costs, insurance costs and property taxes.

        See "Item 1. Business—Payday Cash Advance Center Operations—Payday Cash Advance Centers" for a listing of the number of centers we operated in the various states as of December 31, 2004.

        Our corporate headquarters building in Spartanburg, South Carolina, is approximately 75,000 square feet. We own our headquarters building and related land, which we acquired on December 21, 2004, when we acquired the entity from which we previously had leased the building. Our headquarters building and related land are subject to a mortgage payable to an insurance company, the principal amount of which was approximately $6.5 million at December 31, 2004. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.9 million and $5.6 million at December 31, 2003 and 2004, respectively.

        We believe that our facilities, equipment, furniture, fixtures and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and are involved in various other legal proceedings with state and federal regulators.

        In July 2002, the Industrial Loan Commissioner for Georgia issued an examination certificate to us seeking to investigate whether we had complied with the Georgia Industrial Loan Act. On August 2, 2002, we and BankWest, the lending bank for whom we acted as processing, marketing and servicing agent in Georgia, filed suit against the Commissioner in the Superior Court for Fulton County, Georgia seeking to enjoin him from enforcing the examination certificate and proceeding with an examination. Later, the Commissioner served BankWest and us with administrative subpoenas seeking the production of loan documents, customer information and contractual and financial documentation relating to us regarding BankWest's payday advance program in Georgia. In our lawsuit against the Commissioner we sought a declaration that we, as BankWest's agent, BankWest and BankWest's payday cash advances in Georgia were exempt from the Georgia Industrial Loan Act, and therefore the Commissioner should be enjoined from enforcing the examination certificate and administrative subpoenas. The Georgia Superior Court issued an order granting a motion for summary judgment made by the Commissioner and denying our motion for summary judgment. This order was appealed to and affirmed by the Georgia Court of Appeals. We filed a Petition for Certiorari to the Georgia Supreme Court, which was denied in September 2004, thereby permitting the Commissioner's examination to proceed. If the outcome of the Commissioner's examination is adverse to us, it could have a material adverse effect on our business, results of operation and financial condition by possibly forcing us to permanently cease operations in Georgia.

        In the Spring of 2004, Georgia adopted a statute, which became effective in May 2004, that effectively prohibits payday cash advance services in the state and effectively restricts our ability to act as processing, marketing and servicing agent for a lending bank in the state. On April 9, 2004, we, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State (BankWest, et al vs. Baker, et al), seeking declaratory and injunctive relief. The relief sought is a declaration from the District Court that the recently passed Georgia anti-payday cash advance law is unconstitutional and is preempted by federal law and should not be enforceable. The District Court issued a temporary restraining order preventing the Georgia law from taking effect until May 15, 2004. Subsequently, on May 13, 2004, the District Court issued an order denying our motion for an injunction but extending the temporary restraining order until May 25, 2004. On May 25, 2004, upon expiration of the temporary restraining order, the Georgia law took effect. Accordingly, we suspended operations at our payday cash advance centers in Georgia. Net revenues from our Georgia operations were $5.2 million and $19.9 million for the years ended December 31, 2004 and 2003, respectively. The Georgia operations, which comprised 1.1% and 4.7% of our net revenues for the years ended December 31, 2004 and 2003, respectively, were no longer generating revenue at December 31, 2004. We estimate that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, we estimate that it will cost approximately $1.0 million (which includes lease cancellation costs of approximately $0.6 million) to shut down the Georgia operations completely. We have appealed the District Court's order to the U.S. Court of Appeals for the Eleventh Circuit and on July 21, 2004, the Court of Appeals heard oral arguments on the appeal. We are awaiting the decision of the Court of Appeals. We cannot predict when the Court of Appeals will issue a decision on our appeal. An adverse ruling by the Eleventh Circuit regarding our argument that state law is preempted by federal law could have negative consequences not only as controlling authority in the Eleventh Circuit but also as persuasive authority in other jurisdictions presented with similar questions of law. Because the Eleventh Circuit has not yet issued a decision, we recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia.

        Currently, we and several of our officers, directors, owners and "stakeholders" are defending two putative class action lawsuits, one in North Carolina (filed in July 2004) and one in Georgia (filed August 2004), where the plaintiffs are alleging, among other things, that we, and not the lending bank, are the "true lender" and are therefore offering usurious payday cash advances in violation of numerous consumer protection statutes. On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom is a customer of Republic, the lending bank for whom we process, market and service payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against us, our subsidiary that operates in North Carolina and William M. Webster, IV, our Chief Executive

Officer, alleging, among other things, that the relationship between our subsidiary that operates in North Carolina and Republic is a "rent a charter" relationship and therefore the bank is not the "true lender" on the payday cash advances. The lawsuit also claims that the payday cash advances are made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring us from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. The case is in its preliminary stages. Thus far the only substantive motions we have filed are motions to (1) dismiss or stay proceedings and (2) compel arbitration. On November 19, 2004, plaintiffs filed a motion seeking class certification. On November 16, 2004, North Carolina Superior Court Judge Ernest Fulwood denied our motion to have the case designated as a complex business case and assign it to the North Carolina Business Court and instead granted the plaintiffs' motion to designate the case as exceptional and assign it to a specific Superior Court judge. The ruling does not express any opinion on the merits of the case. Plaintiffs' counsel indicated at the hearing held prior to the ruling, and in papers filed in support of their motion for class certification (which has not yet been fully briefed or set for a hearing), that the distributions to our stockholders of substantially all of the net income earned by us in the form of cash dividends may be the subject of a fraudulent conveyance claim. At the hearing, plaintiffs' counsel indicated that they might seek injunctive relief to return such payments or to hold them in escrow pending a judgment in this lawsuit. Plaintiffs' complaint contains a fraudulent conveyance claim but seeks no specific relief with respect to that claim. On December 1, 2004, North Carolina Supreme Court Chief Justice I. Beverly Lake, Jr. signed a commission appointing Special Superior Judge D. Jack Hooks, Jr. to hear the case. On March 10, 2005, Judge Hooks heard arguments on motions to stay discovery pending a decision on arbitrability. We are currently awaiting the judge's ruling on this motion. An adverse ruling in this case could have a material adverse effect on our results of operations and financial condition, including possibly forcing us to cease our operations in North Carolina. In addition, in September 2004, Republic filed an action in federal court in North Carolina against the three plaintiffs who have sued us, seeking a declaratory judgment that all disputes their customers have shall be submitted to arbitration and an injunction preventing the plaintiffs from pursuing disputes in a non-arbitral forum. A motion to dismiss Republic's lawsuit was granted on February 10, 2005 on grounds that Republic lacked standing. On February 18, 2005 Republic filed a motion to alter or amend the judgment and for reconsideration.

        On August 6, 2004, Tahisha King and James E. Strong, who are customers of BankWest, the lending bank for whom we processed, marketed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against us, our subsidiary in Georgia, William M. Webster, IV and several of our unnamed officers, directors, owners and "stakeholders," alleging many different causes of action, most notably that we have been making illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest is not the "true lender" on the loans that we process, market and service for BankWest in Georgia and that we are the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. We have removed the case to federal court and filed an answer denying the allegations and asserting the defense of arbitration as well as other defenses. The plaintiffs filed a motion in September 2004 to remand the case to Georgia state court to which we have responded. In September 2004, we filed a declaratory judgment action in federal court in Georgia against the Georgia class action plaintiffs seeking a declaratory judgment that all disputes relating to the loans by BankWest shall be submitted to arbitration and plaintiffs shall be prohibited from pursuing loan related disputes in a non-arbitral forum. A hearing was held on December 14, 2004. While no formal opinion was issued, the court indicated it was likely to place the cases on hold until the Eleventh Circuit issues its ruling in BankWest vs. Baker, which challenges the constitutionality of Georgia's payday cash advance law and Jenkins vs. First American, which involves the enforceability of an arbitration clause similar to the one at issue in our Georgia case. On February 18, 2005, the Eleventh Circuit held in the Jenkins case that the arbitration ruling was enforceable and binding on the plaintiffs. On March 24, 2005, the court issued a formal opinion indicating that it was staying the case until the Eleventh Circuit issued its decision in BankWest v. Baker.

        We are involved in another case in Georgia that, while not a class action lawsuit, contains essentially the same allegations as the Tahisha King and James Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that our subsidiary in Georgia was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. We have filed a motion for Summary Judgment that the court has not yet ruled upon. We expect a ruling will occur once the decision is made by the Eleventh Circuit in the BankWest vs. Baker case. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if agreed with by the Bankruptcy Court, could serve as a basis for future claims against us in Georgia.

        We and certain of our officers, directors and employees are also defendants in two putative class-action lawsuits commenced by three of our former customers, Gerald and Wendy Betts and Donna Reuter, in Florida. The first putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County against our subsidiary, McKenzie Check Advance of Florida, LLC and certain other parties. The first lawsuit alleges that we engaged in unfair and deceptive trade practices and violated the Florida criminal usury statute, the Florida Consumer Finance Act, and Florida's Racketeer Influenced and Corrupt Organizations Act. We successfully moved to have Ms. Reuter's case sent to arbitration and were awarded summary judgment as to Ms. Betts' claims. The arbitration order in Ms. Reuter's case is currently on appeal to the Florida Supreme Court and the summary judgment order in Ms. Betts' case was reversed on August 11, 2004 by Florida's Fourth District Court of Appeals. We are appealing the Fourth District Court of Appeals' ruling. The suit seeks unspecified damages, and we could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. We expect to receive an order in the near future reversing the arbitration order as to Ms. Reuter based on another Florida Supreme Court decision on arbitration entitled Cardegna v. Buckeye Check Cashing, Inc.

        A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by Mr. Betts and Ms. Reuter against us, our subsidiary in Florida and officers and directors of the subsidiary. The allegations are nearly identical to those alleged in their first lawsuit discussed in the preceding paragraph. We have filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court, and to compel arbitration. These motions have not been fully briefed or set for hearing yet.

        We are also a defendant in a lawsuit brought on behalf of a putative class of persons by a former customer, Lois Bennett, in Tennessee. Ms. Bennett, on behalf of herself and others, alleges that our subsidiary, McKenzie Check Advance LLC, violated the terms of a class action settlement order by wrongfully collecting fees and advances from the class members during a period of time when collections were allegedly prohibited. The Tennessee Court of Appeals reversed the findings of the trial judge in the Company's favor and remanded the case for further findings of fact. The suit seeks unspecified damages, and we could be required to refund fees and advances collected and to pay other monetary penalties.

        In August 2004, the North Carolina Attorney General's Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to us to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between our North Carolina subsidiary and Republic. We believe the primary purpose of the investigation is to determine whether our operations in North Carolina are in compliance with

North Carolina law. We have cooperated with the investigation. A corporate representative appeared before the Commissioner, in closed session, on November 22, 2004, to provide factual information about the nature of our business. In addition, we have provided written answers to clarifying questions from the Commissioner. Although no final determination has been reached by the Attorney General's office or the Commissioner of Banks in this matter, on February 1, 2005, the Commissioner of Banks issued a Notice that he was going to hold a hearing on this matter on April 19, 2005, or as soon thereafter as possible, regarding our operations in North Carolina. The Attorney General for North Carolina as well as the class action plaintiffs in the North Carolina class action case have moved to intervene and participate in this hearing. The Attorney General has been granted the right to intervene and participate. The class action plaintiffs have been granted the right to submit an amicus brief. It is possible that the North Carolina Attorney General or the Commissioner of Banks for North Carolina may make a determination or finding that is adverse to our business operations in the state. Specifically, the North Carolina Attorney General and Banking Commissioner potentially could bring an action for an injunction and monetary fines or issue a cease and desist order based on the following North Carolina statutes: Consumer Finance Act and/or Check Casher Act or other consumer protection statutes. Also, criminal prosecutions could be commenced for violation of certain North Carolina laws. This could result in the imposition of fines and the alteration or cessation of our use of the agency business model in North Carolina. All North Carolina payday cash advance centers currently operate under the agency business model. Net revenues from our North Carolina operations were $26.5 million and $23.6 million for the years ended December 31, 2004 and 2003, respectively. Our North Carolina operation's net revenues comprised 5.5% and 5.6% of our net revenues for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, it would cost approximately $7.8 million (which includes lease cancellation costs of approximately $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) to shut down North Carolina operations completely. We do not believe that the cessation of our North Carolina operations will result in any impairment of goodwill.

        In December 2003 and again in September 2004, we received a letter and subpoena from the Attorney General of West Virginia raising concerns that some of our collection practices may violate the West Virginia Consumer Credit and Protection Act. We are cooperating with this inquiry. Although we do not currently have operations in West Virginia, some West Virginia residents visit our payday cash advance centers in states bordering West Virginia in order to obtain payday cash advances. Since receiving the Attorney General's first letter we have discontinued collection visits in West Virginia and pursue collections there through phone calls and letters to customers.

        We are also involved in other litigation and administrative proceedings. This litigation includes employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of 2004, we submitted two matters to a vote of our security holders. In preparation for the initial public offering of our common stock, on November 8, 2004, a unanimous written consent of our stockholders was signed approving an amendment to our certificate of incorporation to effect a reverse stock split by way of reclassification of our outstanding common stock, which amendment was abandoned. Subsequently, a special meeting of our stockholders was held on November 18, 2004 at which 100% of the then outstanding common stock voted to approve the adoption, subject to the subsequent determination of our Board of Directors, of our Amended and Restated Certificate of Incorporation to effect one of six alternate reverse stock splits by way of reclassification of our outstanding common stock. Effective November 23, 2004, our Board of Directors declared a reverse stock split of 0.908439145-to-1 of our common stock.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." Our common stock was initially offered to the public on December 15, 2004 at a price of $15.00. The high and low sale prices for our common stock during the period December 15, 2004 through December 31, 2004, were $23.74 and $15.00, respectively.

        As of March 15, 2005, there were approximately 2,650 record and beneficial holders of our common stock.

Initial Public Offering

        On December 15, 2004, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-118227) effective and, on December 16, 2004, our common stock, par value $.01 per share, was publicly offered. Under the offering, we sold 14,333,333 shares of our common stock at $15.00 per share (subject to an underwriting discount of $1.05 per share). On December 21, 2004, we received aggregate proceeds from the offering of approximately $200.0 million (net of the underwriting discount). In addition, the selling stockholders identified in the Registration Statement sold an aggregate of 10,391,667 shares of our common stock at an initial public offering price of $15.00 (subject to an underwriting discount of $1.05 per share). The amount sold by the selling stockholders included the exercise of the underwriters' option to purchase up to 3,225,000 shares of our common stock to cover over-allotments.

        The shares that we sold had an aggregate offering price (net of the related underwriting discount) of $199,949,995 and the shares sold by the selling stockholders, including the shares sold pursuant to the over-allotment option, had an aggregate offering price (net of the related underwriting discount) of $144,963,755. Morgan Stanley & Co. Incorporated acted as sole book running manager and lead manager for the offering.

        Our net proceeds were approximately $194.9 million after deducting underwriting discounts of approximately $15.0 million and associated expenses of approximately $5.1 million. We used approximately $126.5 million of our net proceeds to repay borrowings under our revolving credit facility and approximately $68.4 million to repay all of our then outstanding subordinated debt.

Dividend Policy

        Our Board of Directors has adopted a policy of paying a quarterly cash dividend on each share of our common stock of 0.625% of the average of the closing sale prices of our common stock on the New York Stock Exchange on the last ten trading days of the prior quarter, not to exceed $0.09 per share of common stock per quarter unless our Board of Directors determines otherwise, commencing the first quarter of 2005. We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, will be at the sole discretion of our Board of Directors and will depend on a number of factors, including: our subsidiaries' payment of dividends to us; our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; any legal, tax, regulatory and any other factors our Board of Directors deems relevant. In addition, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, and the ratio of our consolidated senior funded debt to our consolidated EBITDA (as defined in our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

        Prior to the initial public offering of our common stock in December 2004, we paid cash dividends to our existing stockholders of approximately all of the income we earned while we were an S corporation and on which the existing stockholders were taxed. These cash dividends included approximately $79.8 million and $101.5 million in the years ended December 31, 2004 and 2003, respectively. Of such cash dividends, approximately $22.7 million and $37.5 million, respectively, were paid to enable our existing stockholders to make tax payments on our income or represented amounts that we paid directly to state taxing authorities on behalf of these stockholders.

        On February 14, 2005, our Board of Directors declared our first quarterly cash dividend as a public company of $0.09 per common share which was paid on March 10, 2005, to stockholders of record on February 28, 2005.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans.

Recent Sales of Unregistered Securities

        Contemporaneously with the pricing of our initial public offering on December 15, 2004, we entered into a contribution agreement with Wyoming Associates, Inc., an entity controlled by the George D. Johnson, Jr. Revocable Trust, pursuant to which we issued 686,217 shares of our common stock to Wyoming Associates, Inc. at the closing of our initial public offering in exchange for two aircraft, a 1985 Canadair Ltd. Challenger aircraft and a 1994 Gates Learjet aircraft. This contribution agreement contained representations, warranties and other provisions that were standard for such a transaction, taking into account our previous use of these aircraft.

        Also, contemporaneously with the pricing of our initial public offering, we entered into a contribution agreement with Church and Commerce, LLC, pursuant to which we issued 38,730 shares of our common stock to the members of Church and Commerce, LLC at the closing of the initial public offering in exchange for all of the membership interests in Church and Commerce, LLC. This contribution agreement contained representations, warranties and other provisions that were customary for a transaction of this nature.

        In each case, the number of shares issued was determined by dividing the total consideration to be paid by the initial public offering price of $15.00 per share in our initial public offering. These shares were issued in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2004, 2003 and 2002, and as of December 31, 2004 and 2003, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2001 and 2000, and as of December 31, 2002, 2001 and 2000 has been derived from our audited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data."

	Year ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except per share data and other financial data)
Consolidated Financial Information
Statement of Operations Data:
Revenues:
Fees and interest charged to customers	$279,990	$307,894	$298,432	$362,262	$430,859
Processing, marketing and servicing fees	24,267	66,666	113,894	127,272	139,329

Total revenues	304,257	374,560	412,326	489,534	570,188
Provision for doubtful accounts and agency bank losses	(31,574)	(55,978)	(54,842)	(64,681)	(89,236)

Net revenues	272,683	318,582	357,484	424,853	480,952

Center expenses:
Salaries and related payroll costs	88,423	97,490	117,036	131,369	160,047
Occupancy costs	32,835	36,369	43,620	51,798	67,305
Center depreciation expense	7,643	8,619	10,416	11,603	13,719
Advertising expense	16,084	17,828	23,921	23,857	26,082
Other center expenses	24,102	32,520	35,078	41,300	47,087

Total center expenses	169,087	192,826	230,071	259,927	314,240

Center gross profit	103,596	125,756	127,413	164,926	166,712
Corporate and other expenses (income):
General and administrative expenses	33,945	36,598	33,578	36,434	44,102
Corporate depreciation expense	706	2,256	2,796	3,433	3,942
Amortization expense	11,948	9,796	—	—	—
Options purchase expense	—	—	21,462	3,547	—
Lending bank contract termination expense	—	—	—	6,525	—
Interest expense	19,047	15,529	14,973	15,983	17,165
Interest income	(183)	(110)	(318)	(86)	(161)
Loss on disposal of property and equipment	4,460	1,632	739	990	814
Loss on impairment of assets	—	—	—	—	1,288
Transaction related expense	—	—	—	—	2,466

Income before income taxes and cumulative effect of a change in accounting principle	33,673	60,055	54,183	98,100	97,096
Income tax expense(1)	14,754	22,779	638	1,925	14,041

Income before cumulative effect of a change in accounting principle	18,919	37,276	53,545	96,175	83,055
Cumulative effect of a change in accounting for revenue recognition, net of income taxes of $2,364(2)	3,034	—	—	—	—

Net income	$21,953	$37,276	$53,545	$96,175	$83,055

	Year ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except per share data and other financial data)
Consolidated Financial Information (continued)
Per Share Data:
Net income per common share—basic
Income before cumulative effect of a change in accounting principle	$0.23	$0.47	$0.78	$1.40	$1.20
Cumulative effect of accounting change	0.04	—	—	—	—

Net income	$0.27	$0.47	$0.78	$1.40	$1.20

Net income per common share-diluted
Income before cumulative effect of a change in accounting principle	$0.22	$0.44	$0.71	$1.40	$1.20
Cumulative effect of accounting change	0.04	—	—	—	—

Net income	$0.26	$0.44	$0.71	$1.40	$1.20

Cash dividends paid per common share	$—	$—	$0.58	$1.48	$1.15
Weighted average number of shares outstanding:
—basic	81,489	79,797	69,042	68,667	69,126
Effect of dilutive options	3,577	4,108	5,896	120	—

—diluted	85,066	83,905	74,938	68,787	69,126

Pro Forma Data (unaudited) (1):
Historical income before taxes					$97,096
Pro forma income tax expense (3)					39,247

Net income adjusted for pro forma income tax expense					$57,849

Pro forma net income per common share—basic					$0.84
Pro forma net income per common share—diluted					$0.84
Weighted average pro forma number of shares outstanding:
—basic					69,126
Effect of dilutive options					—

—diluted					69,126

Balance Sheet Data (at end of period):
Cash and cash equivalents	$17,570	$18,052	$6,675	$10,484	$18,224
Advances and fees receivable, net	112,906	93,715	116,941	138,204	155,009
Goodwill, net of accumulated amortization	131,887	122,324	122,324	122,324	122,324
Total assets	314,282	293,146	316,455	348,043	397,539
Total debt	210,842	161,842	184,589	219,259	46,637
Total stockholders' equity	80,750	108,698	95,007	91,039	296,290

	Year ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except per share data and other financial data)
Cash Flow Data:
Cash flows provided by operating activities	$84,827	$119,207	$123,787	$181,584	$200,290
Cash flows used in investing activities	(74,739)	(59,330)	(91,960)	(111,458)	(133,435)
Cash flows provided by (used in) financing activities	4,368	(59,395)	(43,204)	(66,317)	(59,115)
Other Financial and Statistical Data
Other Financial Data:
Aggregate principal amount of payday cash advances provided or processed (millions)	$2,052	$2,556	$2,744	$3,271	$3,804
Average amount of payday cash advance	$259	$300	$313	$321	$328
Average charge to customers for providing or processing a payday cash advance	$38	$46	$51	$52	$52
Statistical Data:
Payday cash advance centers (at end of period)	1,367	1,558	1,741	2,039	2,408
Number of payday cash advances provided and processed (thousands)	7,917	8,513	8,766	10,179	11,586
Average duration of a payday cash advance (days)	14.2	14.2	14.5	15.1	15.4

(1)
Effective October 1, 2001, we filed an election to convert to S corporation status for federal and most state income tax purposes under Subchapter S of the Internal Revenue Code. Under Subchapter S, our stockholders pay federal and state income tax on our taxable income. In connection with our initial public offering, on December 21, 2004 we revoked our Subchapter S election and once again became a C corporation under Subchapter C of the Internal Revenue Code. We have provided unaudited proforma data as if we were a C corporation for all of the years ended December 31, 2001, 2002, 2003 and 2004.

(2)
In 2000, we changed our accounting for revenue recognition. Prior to 2000, we recognized revenue on our payday cash advances when the customer paid the payday cash advance. Beginning in 2000, we recognized substantially all revenues ratably over the term of the payday cash advance. Accordingly, in 2000, we recorded in income $3.0 million (net of income tax expense of $2.4 million) as the cumulative effect of this change in accounting principle.

(3)
Pro forma income tax expense shown here has been determined as if we had always been a C corporation rather than an S corporation beginning October 1, 2001. Proforma income tax expense for the year ended December 31, 2004 includes actual income tax expense of $3.8 million for subsidiaries that continued to be taxed as C corporations. Proforma income tax expense for 2004 includes income tax expense of $8.4 million due to our conversion to a C Corporation on December 21, 2004. The effective tax rates used are based on the statutory federal income tax rate plus applicable state income taxes (net of federal benefit) plus the non-deductibility of certain expenses (principally lobbying and meals and entertainment) less income from our special purpose entity not included in our tax returns.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in Item 8. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see "—Risk Factors" and "—Forward-Looking Statements" for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of payday cash advance centers operated. As of December 31, 2004, we operated 2,408 payday cash advance centers in 34 states.

        Our payday cash advance centers provide, directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers' next payday. In order for a new customer to be approved for a payday cash advance by a lending bank or us, he or she is typically required to have valid identification, a bank account and a regular source of income, such as a job. At the inception of a payday cash advance transaction, the lending bank or we enter into an agreement with the customer governing the terms of the payday cash advance transaction. Typically, the agreement requires that the customer repay the payday cash advance in full on or before a specified due date, which is typically two weeks after the date of the payday cash advance. The customer then writes a personal check for the amount of the advance plus applicable charges for fees and/or interest in exchange for cash or a check drawn on our or the lending bank's account. The agreement with the customer also typically obligates the lending bank or us to defer the presentment or deposit of the customer's personal check until the due date of the payday cash advance. At the specified due date, the customer is required to pay off the payday cash advance in full, which is usually accomplished by the customer returning to the payday cash advance center with cash. If repayment is in full, we return the customer's personal check to the customer. If the customer does not repay the outstanding payday cash advance in full on or before the due date, the payday cash advance center will seek to collect from the customer directly and may deposit the customer's personal check.

        We evaluate our payday cash advance centers based on both center gross profit and center revenue growth, with consideration given as to the length of time the center has been open. We consider a center mature after it has been open for 24 months. Revenue growth in payday cash advance centers open for greater than 24 months may continue; however, the rate of growth diminishes. We believe that mature payday cash advance center growth is a strong indicator of operating efficiency. We monitor newer payday cash advance centers for their progress toward profitability and their rate of growth in advances. Payday cash advances generated through our existing payday cash advance centers and the contribution of advances generated from newly opened centers drive our growth. The primary metrics that we use to monitor profitability are the volume of payday cash advances, which includes the number of payday cash advances, the amount of the average payday cash advance, the rates charged, the number of days outstanding and the collection rate. With respect to our cost structure, salaries and benefits are our largest costs and are driven primarily by the addition of payday cash advance centers throughout the year.

        In the years ended December 31, 2004 and 2003, approximately 69.9% and 69.4%, respectively, of the payday cash advances were repaid in full on or before the due date; approximately 94.8% and 95.4%, respectively, of the payday cash advances were repaid in full on or before the due date or within 14 days thereafter; an additional approximately 0.1% and 0.2%, respectively, of the payday cash advances were repaid in full on or before the date we deposited their checks; and approximately 5.0% and 4.4%, respectively, of the payday cash advances were repaid by depositing the customers' checks.

Of the deposited checks, approximately 78% in 2004 and 79% in 2003 were returned unpaid because of non-sufficient funds or other reasons.

        In most states in which we conduct business, we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states in which we conduct business, we act as a processing, marketing and servicing agent through our payday cash advance centers for FDIC insured, state-chartered banks that make payday cash advances to their customers pursuant to the authority of the laws of the states in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we act as agent as the lending banks. As of December 31, 2004, we were making payday cash advances directly to customers under the standard business model in 1,868 of our 2,408 payday cash advance centers in 29 states and serving as agent for the lending banks under the agency business model in our 540 payday cash advance centers located in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

        Rollovers and consecutive transactions are regulated by FDIC guidelines, various state laws, CFSA's Best Practices for the payday cash advance services industry and our own internal policies. CFSA is an industry trade group whose members include our company and more than 100 other companies engaged in the payday cash advance services industry. Rollovers are not allowed in any state where we operate using the agency business model. In the 29 states in which we operate under the standard business model, fifteen states do not allow rollovers. In 11 of the 14 states where rollovers are allowed, we limit rollovers to either four transactions or the state limit, whichever is less. We do not allow rollovers in three of the 14 states. In the five states in which we operate under the agency business model, all of the lending banks require at least one 24-hour cooling off period before a customer reaches consecutive transactions aggregating 60 consecutive days. In the states in which we operate under the standard business model, the definition of a consecutive transaction and the related regulations may vary depending upon state law. If there is no specific, lesser requirement in state law regarding consecutive transactions, we require a one-day cooling off period after fifteen consecutive transactions (or ten consecutive transactions in Alabama). During the year ended December 31, 2004, we provided or processed approximately 11.6 million payday cash advances for approximately 1.4 million different customers or an average of 8.2 transactions per customer.

        We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) processing, marketing and servicing fees paid to us by the lending banks under the agency business model. On the payday cash advances made and funded by the lending banks from their own bank accounts and processed, marketed, and serviced by us under the agency business model, all payments of principal and fees and/or interest paid by customers are deposited directly to the respective lending bank's bank account. We in turn are paid a processing, marketing and servicing fee by the lending bank after we send it an invoice. Our total revenues for the years ended December 31, 2002, 2003 and 2004 consisted of:

	2002		2003		2004
	Dollars	%	Dollars	%	Dollars	%
	(Dollars in millions)
Fees and interest charged to customers	$298.4	72.4	$362.3	74.0	$430.9	75.6
Processing, marketing and servicing fees	113.9	27.6	127.2	26.0	139.3	24.4

Total revenues	$412.3	100.0	$489.5	100.0	$570.2	100.0

        On March 1, 2005, the FDIC issued revised Payday Lending Guidance to FDIC insured institutions that offer payday loans including the lending banks for which we act as an agent. We are currently in the process of reviewing the revised Guidance together with the lending banks, who have until April 15, 2005 to respond to the FDIC. The revised Guidance targets the frequency of borrower usage of payday loans offered by FDIC insured institutions and will limit the period a customer may have payday loans outstanding from any lender to three months during the previous twelve-month period. Based on an average term of approximately 15 days, this effectively caps the number of payday cash advances that may be made to any customer to six during any 12-month period. All payday cash advances made from any lender would count against such limit. The revised Guidance also suggests that lending banks may offer alternative longer-term products. At this time we do not know what procedures or alternative products, if any, may be proposed by the lending banks or accepted by the FDIC. It is, therefore, too early to measure the effect, financial or otherwise, the revised Guidance will have on the lending banks and subsequently on the agency business model. Moreover, there can be no assurance that the FDIC will accept any of the revised procedures or alternative products the lending banks may propose. Any of these developments could have a material adverse effect on our business, results of operations and financial condition. Net revenues for states where we conduct business using the agency business model were $96.7 million, $109.1 million and $117.3 million for the years ended December 31, 2002, 2003 and 2004, respectively, and the related center gross profit was $33.0 million, $27.7 million and $37.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        Provision for doubtful accounts and agency bank losses.    The provision for doubtful accounts and agency bank losses includes (1) estimated probable losses on advances and fees receivable under the standard business model (which we refer to as provision for doubtful accounts) and (2) agency bank losses, which consisted of (a) those losses for which the lending banks under the agency business model are contractually obligated and (b) an estimate of the amount by which actual losses will differ from the lending banks' contractual obligations (which we refer to as provision for excess bank losses).

        Center expenses.    Our center expenses primarily relate to the operations of our payday cash advance centers, including salaries and related payroll costs, occupancy costs, center depreciation expense and advertising expense. Salaries and related payroll costs consist principally of wages, salaries and benefits for center personnel and district directors, and include allocated charges for workers' compensation and medical coverage. Occupancy costs consist principally of rent, common area maintenance and utilities. Center depreciation expense consists principally of the depreciation of the cost of signage, leasehold improvements, furniture and fixtures over their useful lives, typically five years. Advertising expense consists principally of television advertising, direct mail marketing and yellow pages advertising. Other center expenses are the most variable costs associated with our centers and consist principally of costs related to payday cash advance center openings and closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs and costs associated with theft.

        Corporate and other expenses.    Our corporate and other expenses primarily include general and administrative expenses, corporate depreciation expense, options purchase expense, lending bank contract termination expense, interest expense, net, and loss on disposal of property and equipment. General and administrative expenses consist primarily of the costs of our corporate overhead, including costs associated with our legal, regulatory, real estate, construction, accounting, marketing, compliance and management information systems departments, costs of our senior management, costs of our headquarters building, costs of leasing and operating our corporate aircraft, our insurance costs and the costs of our zone and regional operating management. Corporate depreciation expense consists primarily of depreciation of furniture and fixtures, our headquarters building and computer equipment. Options purchase expense consists primarily of the compensation expense from the purchase of employee stock options pursuant to a plan adopted by our Board of Directors in 2002. Lending bank contract termination expense consists primarily of the expense associated with the termination of two contracts for us to process, market and service payday cash advances in two states for a former lending bank. Interest expense, includes interest on our revolving credit facility and subordinated debt, interest on the mortgage payable secured by our headquarters building and amortization of debt issuance costs. Loss on disposal of property and equipment consists primarily of the expense of the remaining value of disposed property and equipment. Loss on impairment of assets represents the write-off of the undepreciated cost of assets considered impaired. Transaction expense represents expenses associated with our initial public offering.

        New payday cash advance centers.    We opened 224, 330 and 469 new payday cash advance centers in the years ended December 31, 2002, 2003 and 2004, respectively. The capital cost of opening a new payday cash advance center varies depending on the size and type of payday cash advance center, but typically averages approximately $37,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and a security system. In addition, the typical payday cash advance center that has been operating for at least 24 months under the standard business model requires average working capital of approximately $95,000 to fund the payday cash advance center's payday cash advance portfolio.

        For centers opened in 2001, 2002 and 2003, it has taken approximately nine to eleven months for one of our payday cash advance centers to generate sufficient revenues to cover the center's expenses not including corporate overhead. Cumulative losses during these periods, which have been increasing and are expected to increase, averaged approximately $51,000 per payday cash advance center for payday cash advance centers opened in 2001, 2002 and 2003.

        The capital cost for each new payday cash advance center has not increased substantially and is not expected to increase substantially in the short-term. Additionally, the working capital required to fund each new payday cash advance center's operations has not increased and is not projected to increase. However, the losses incurred until each new payday cash advance center breaks even have been increasing and average approximately $51,000 per payday cash advance center. We will need to generate adequate capital internally or have adequate availability under our revolving credit facility to fund our growth. In addition, depending upon when and how many new payday cash advance centers open during any period, the losses incurred before a new payday cash advance center breaks even may significantly impact our results of operations.

        Closed payday cash advance centers.    We closed 41, 32 and 14 (excluding suspended operations in Georgia) payday cash advance centers in the years ended December 31, 2002, 2003 and 2004, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. The expenses associated with closings of payday cash advance centers were approximately $0.9 million, $0.8 million and $0.1 million in the years ended December 31, 2002, 2003 and 2004, respectively. The expenses associated with closing centers during the year ended December 31, 2004 do not include the impact of suspending payday cash advance processing at our 86 centers in Georgia.

        In May 2004, a Georgia law became effective that effectively prohibits payday cash advance services in the state and effectively restricts our ability to act as processing, marketing and servicing agent for a lending bank in the state. Accordingly, we suspended operations at our 89 (three of which were subsequently closed in 2004) payday cash advance centers in Georgia. Our Georgia operations, which comprised 4.7% and 1.1% of our net revenues for the years ended December 31, 2003 and 2004, have not generated revenue since operations were ceased in May 2004. We estimate that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, we estimate that, as of December 31, 2004, it will cost approximately $1.0 million (including lease cancellation costs of approximately $0.6 million) to shut down the Georgia operations completely. Because the Eleventh Circuit has not yet issued a decision, we recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia. See "Item 3. Legal

Proceedings." After suspending our operations in Georgia, we attempted to collect unpaid payday cash advances made prior to the suspension of operations utilizing a much smaller, limited staff. We conducted collection efforts in accordance with our standard collection procedures. Because of a lack of clarity regarding the effective date of the law, in certain instances we did not attempt to collect fees and interest. We ceased all collection efforts on September 14, 2004. As of December 31, 2004, there are no advances and fees receivable in Georgia. Actual charge-offs from June 30, 2004 through December 31, 2004 were approximately $1.3 million. Recoveries of these charged-off accounts totaled approximately $0.2 million from June 30, 2004 through December 31, 2004.

        A summary of financial information for our operations in Georgia for the years ended December 31, 2002, 2003 and 2004 are as follows:

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Georgia Revenues:
Processing, marketing and servicing fees	$14,834	$23,462	$7,169
Provision for agency bank losses	(4,709)	(3,611)	(2,009)

Net revenues	10,125	19,851	5,160
Georgia Center Expenses:
Salaries and related payroll costs	5,091	6,130	4,150
Occupancy costs	2,095	2,277	2,352
Center depreciation expense	585	623	631
Advertising expense	866	820	523
Other center expenses	1,516	1,698	1,122

Total center expenses	10,153	11,548	8,778

Georgia Center Gross Profit/(Loss)	$(28)	$8,303	$(3,618)

        On August 26, 2004, the North Carolina Attorney General's office in conjunction with the Commissioner of Banks for North Carolina issued us a subpoena to produce documents, respond to written questions and have a corporate representative appear for testimony regarding the relationship between our North Carolina subsidiary and Republic, the lending bank for whom we act as processing, marketing and servicing agent in North Carolina. We believe the primary purpose of the investigation is to determine whether our operations in North Carolina are in compliance with North Carolina law. We have cooperated with the investigation. A corporate representative appeared before the Commissioner, in closed session, on November 22, 2004, to provide factual information about the nature of our business. In addition, we have provided written answers to clarifying questions from the Commissioner. Although no final determination has been reached by the Attorney General's office or the Commissioner of Banks in this matter, on February 1, 2005, the Commissioner of Banks issued a Notice that he was going to hold a hearing on this matter on April 19, 2005, or as soon thereafter as possible, regarding our operations in North Carolina. The Attorney General for North Carolina as well as the class action plaintiffs in the North Carolina case have moved to intervene and participate in this hearing. The Attorney General has been granted the right to intervene and participate. The class action plaintiffs have been granted the right to submit an amicus brief. It is possible that the North Carolina Attorney General or the Commissioner of Banks for North Carolina may make a determination or finding and initiate an administrative or civil action that is adverse to our business operations in that state. Specifically, the North Carolina Attorney General and Commissioner of Banks could potentially bring an action for an injunction and monetary fines or issue a cease and desist order based on the following North Carolina statutes: Consumer Finance Act and/or Check Casher Act or other consumer protection statutes. Also, criminal prosecutions could be commenced for violation of certain North Carolina laws. This could result in the imposition of fines and the alteration or cessation of our use of the agency business model in North Carolina. All North Carolina payday cash advance centers currently operate under the agency business model. Our North Carolina operation's net revenues comprised 5.6% and 5.5% of our net revenues for the years ended December 31, 2003 and 2004, respectively. Additionally, we estimate it would cost approximately $7.8 million (including lease cancellation costs of approximately $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) to shut down our North Carolina operations completely. We do not believe that the cessation of our North Carolina operations will result in any impairment of goodwill. These actions could have a material negative impact on our operations in North Carolina and in other states where we operate under the agency business model as well as on our financial condition.

        The following is a summary of financial information for our operations in North Carolina for the years ended December 31, 2002, 2003 and 2004:

	For the Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
North Carolina Revenues:
Processing, marketing and servicing fees	$21,375	$27,222	$31,064
Provision for agency bank losses	(2,389)	(3,594)	(4,614)

Net revenues	18,986	23,628	26,450
North Carolina Center Expenses:
Salaries and related payroll costs	8,355	8,628	8,917
Occupancy costs	3,215	3,256	3,426
Center depreciation expense	794	589	493
Advertising expense	1,051	1,046	1,181
Other center expenses	2,309	2,006	1,872

Total center expenses	15,724	15,525	15,889

North Carolina Center Gross Profit	$3,262	$8,103	$10,561

        Principles of consolidation.    Our consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc., all of our wholly owned subsidiaries and, through December 21, 2004, our one consolidated special purpose entity related to our corporate headquarters. All significant inter-company balances and transactions have been eliminated. Minority interest in the consolidated variable interest entity represents equity that other investors have contributed to the special purpose entity. As the cumulative distributions of the special purpose entity exceed its cumulative net income, the excess distributions are recorded in our consolidated financial statements.

        Seasonality.    Our business is seasonal due to the impact of fluctuating demand for payday cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers' receipt of income tax refunds. Our provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to customers' receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year.

        The growth of the payday cash advance industry has been and continues to be significantly affected by increasing acceptance of payday cash advances by state legislatures. However, to the extent that states enact legislation that negatively impacts payday cash advances, whether through preclusion, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of payday cash advances or limits on consumers' use of the service, our business could be materially adversely affected. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the CFSA.

Prior S Corporation Status

        From October 1, 2001 through December 20, 2004, we were treated for federal and certain state income tax purposes as an S corporation under the Internal Revenue Code and comparable state laws. As a result, our earnings were taxed for federal and most state income tax purposes directly to our stockholders rather than to us. On December 21, 2004 we revoked our status as an S corporation and are now taxed as a C corporation. As a result of the revocation of our S corporation status, we recorded a net deferred tax liability and corresponding income tax expense on the revocation date of $8.4 million.

        The revocation of our S corporation election will have an impact on our results of operations, financial condition and cash flows. Our effective income tax rate will increase and our net income will decrease because we will once again be subject to taxes on our earnings. From a cash flow standpoint, our income tax payments will increase, but our distributions to stockholders for the purpose of paying income tax on our earnings will cease. We believe the combination of these two items will increase our cash flow because the corporate tax payments should be less than the distributions historically made to enable our stockholders to pay their income tax on our earnings.

Discussion of Critical Accounting Policies and Use of Estimates

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in the preparation of our financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"). We evaluate these estimates on an ongoing basis, including those related to provision for doubtful accounts and agency bank losses, allowance for doubtful accounts, accrual for excess bank losses and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

  Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of (1) an allowance for doubtful accounts for estimated probable losses for payday cash advances under the standard business model (which is shown as a reduction in our advances and fees receivable, net on our balance sheet) and (2) the amount we accrue for probable excess bank losses, as described below, for our share of the losses on payday cash advances we process, market and service for the lending banks under the agency business model (which is reported as a current liability on our balance sheet in our accrual for excess bank losses). The provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytic models take into account several factors, including the number of transactions customers complete, historical charge-off and recovery rates, and economic conditions (plant closings, changes in state laws impacting advance amounts and fees, weather related tragedies, etc.) within our markets. The payday cash advances made and funded by the lending banks under the agency business model are not reflected on our balance sheet within our advances and fees receivable, net because these advances are repayable solely to the lending banks and are assets of the lending banks. The lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 7.3%, 10.1% and 13.2% for the years ended December 31, 2002, 2003 and 2004, respectively. Under the agency business model, estimated losses consist of (1) those losses for which the lending banks are contractually obligated and (2) an estimate of the amount by which actual losses will differ from the lending banks' contractual obligations (which we refer to as excess bank losses). The portion of payday cash advances and fees deemed to be uncollectible is charged against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and subsequent recoveries, if any, are credited to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

        The following table shows the activity in the allowance for doubtful accounts and in the accrual for excess bank losses as of and for the periods specified:

	As of and for the Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Changes in the Allowance for Doubtful Accounts under the Standard Business Model:
Beginning allowance for doubtful accounts	$16,903	$18,091	$23,021
Provision for doubtful accounts	37,627	46,552	67,169
Charge-offs	(47,496)	(51,873)	(73,839)
Recoveries	11,057	10,251	12,870

Ending allowance for doubtful accounts	$18,091	$23,021	$29,221

Changes in the Accrual for Excess Bank Losses under the Agency Business Model:
Beginning accrual for excess bank losses	$700	$3,863	$3,623
Provision for agency bank losses (1)	17,215	18,129	22,067
Charge-offs	(19,187)	(24,531)	(29,323)
Recoveries	5,135	6,162	6,852

Ending accrual for excess bank losses	$3,863	$3,623	$3,219

(1)
The provision for agency bank losses consists of (1) those losses for which the lending banks under the agency business model are contractually obligated and (2) an estimate of the amount by which actual losses will differ from the lending banks' contractual obligations (which we refer to as provision for excess bank losses). The provision for excess bank losses was $7.1 million, $1.7 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        The allowance for doubtful accounts and the accrual for excess bank losses are determined based upon a review of historical and recent losses on our payday cash advances and the lending banks' payday cash advance portfolios. The allowance for doubtful accounts and the accrual for excess bank losses are periodically reviewed by our management with any changes reflected in current operations. Actual losses may be materially different from the recorded allowance for doubtful accounts or the accrual for excess bank losses.

        Under the standard business model, the amount of the unpaid payday cash advances and the related fees and/or interest are generally charged off if a customer does not make payment of at least 15% of his or her outstanding balance within 60 days of the due date. Under the agency business model, the amount of the unpaid payday cash advances and the related fees and/or interest are generally charged off 60 days from inception. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for excess bank losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

        To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we utilize the following methodology:

  •
  on a state-by-state basis, we apply our historical charge-off rate applicable in a particular state for a trailing 24-month period to that state's currently outstanding payday cash advances and fees and/or interest receivable;

  •
  we evaluate the need for additional reserves on receivables for deposited customer checks that are returned because of non-sufficient funds using historical collection patterns; and

  •
  we consider the potential impact of (i) new payday cash advance centers within the state and (ii) specific economic and regulatory conditions on collections at the state and local level.

For advances and fees receivable under the standard business model, our estimate of what we believe will be uncollectible is calculated pursuant to the foregoing methodology and is recorded as the allowance for doubtful accounts. Under the agency business model and pursuant to our agreements with the lending banks, our estimate of what we believe will be uncollectible is reduced by the amount of losses for which lending banks are contractually obligated and is recorded as an accrual for excess bank losses.

        To the extent historic credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts and agency bank losses. As of December 31, 2004, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $1.6 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we created approximately $143.0 million of goodwill. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2003 and 2004 financial statements include accruals of approximately $2.9 million and $3.4 million, respectively, for the self-insured portion of our health and dental insurance and $3.3 million and $3.5 million, respectively, for workers' compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. Our estimates and the resulting reserves are reviewed and updated periodically and any necessary adjustments are reflected in earnings currently. To the extent historical claim history is not indicative of future claim history, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

        The following tables set forth our results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2004:

	Year Ended December 31,
	2003		2004		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Revenues:
Fees and interest charged to customers	$362,262	85.3%	$430,859	89.6%	$68,597	18.9%
Processing, marketing and servicing fees	127,272	29.9%	139,329	29.0%	12,057	9.5%

Total revenues	489,534	115.2%	570,188	118.6%	80,654	16.5%
Provision for doubtful accounts and agency bank losses	(64,681)	(15.2%)	(89,236)	(18.6%)	(24,555)	38.0%

Net revenues	424,853	100.0%	480,952	100.0%	56,099	13.2%
Center Expenses:
Salaries and related payroll costs	131,369	30.9%	160,047	33.3%	28,678	21.8%
Occupancy costs	51,798	12.2%	67,305	14.0%	15,507	29.9%
Center depreciation expense	11,603	2.7%	13,719	2.9%	2,116	18.2%
Advertising expense	23,857	5.6%	26,082	5.4%	2,225	9.3%
Other center expenses	41,300	9.7%	47,087	9.8%	5,787	14.0%

Total center expenses	259,927	61.1%	314,240	65.4%	54,313	20.9%

Center gross profit	164,926	38.9%	166,712	34.6%	1,786	1.1%
Corporate and Other Expenses (Income):
General and administrative expenses	36,434	8.6%	44,102	9.2%	7,668	21.0%
Corporate depreciation expense	3,433	0.8%	3,942	0.8%	509	14.8%
Options purchase expense	3,547	0.9%	—	0.0%	(3,547)	(100.0%)
Lending bank contract termination expense	6,525	1.5%	—	0.0%	(6,525)	(100.0%)
Interest expense	15,983	3.8%	17,165	3.5%	1,182	7.4%
Interest income	(86)	(0.0%)	(161)	(0.0%)	(75)	87.2%
Loss on disposal of property and equipment	990	0.2%	814	0.2%	(176)	(17.8%)
Loss on impairment of assets	—	0.0%	1,288	0.2%	1,288	100.0%
Transaction related expense	—	0.0%	2,466	0.5%	2,466	100.0%

Total corporate and other expenses	66,826	15.8%	69,616	14.4%	2,790	4.2%

Income before income taxes	98,100	23.1%	97,096	20.2%	(1,004)	(1.0%)
Income tax expense	1,925	0.5%	14,041	2.9%	12,116	629.4%

Net income	$96,175	22.6%	$83,055	17.3%	$(13,120)	(13.6%)

	Year Ended December 31,
	2003	2004
Center Information:
Number of centers open at beginning of period	1,741	2,039
Opened	330	469
Closed	(32)	(14)
Suspended	—	(86)

Number of centers open at end of period	2,039	2,408

Weighted average number of centers open during the period	1,817	2,194
Number of payday cash advances provided and processed (in thousands)	10,179	11,586
Amount of average payday cash advance	$321	$328
	Year Ended December 31,
	2003		2004		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$233.8	100.0%	$219.2	100.0%	$(14.6)	(6.2%)
Center expenses:
Salaries and related payroll costs	72.3	30.9%	72.9	33.2%	0.6	0.8%
Occupancy costs	28.5	12.2%	30.7	14.0%	2.2	7.7%
Center depreciation expense	6.4	2.7%	6.3	2.9%	(0.1)	(1.6%)
Advertising expense	13.1	5.6%	11.9	5.4%	(1.2)	(9.2%)
Other center expenses	22.7	9.7%	21.5	9.8%	(1.2)	(5.3%)

Total center expenses	143.0	61.1%	143.3	65.3%	0.3	0.2%

Center gross profit	$90.8	38.9%	$75.9	34.7%	$(14.9)	(16.4%)

  Revenue Analysis

        The $80.7 million increase in total revenues during the year ended December 31, 2004 was due primarily to an increase in the total number of payday cash advances made. The number of payday cash advances made increased by approximately 1.4 million to approximately 11.6 million in 2004 compared to approximately 10.2 million in 2003. The average fee per payday cash advance was $52 during 2004 and 2003. Of the $80.7 million, or 16.5%, increase in total revenues in the year ended December 31, 2004, $18.2 million, or 22.6%, came from the 1,486 payday cash advance centers opened before December 31, 2001. Total revenues per center opened before December 31, 2001 increased by 6.3%, from $292,600 in 2003 to $310,900 in 2004. The 1,022 payday cash advance centers opened after December 31, 2001 accounted for $62.4 million, or 77.4%, of the increase in total revenues from 2003 to 2004. This $62.4 million increase in total revenues represented a 136.5% increase for the year ended December 31, 2004 compared with total revenues for the same centers in 2003.

        Excluding our Georgia centers, total revenues increased $97.0 million, or 20.8%, of which $30.6 million, or 31.5%, came from the 1,422 payday cash advance centers (excluding our Georgia centers) opened before December 31, 2001. Total revenues per center opened before December 31, 2001 (excluding our Georgia centers opened before December 31, 2001) increased 9.4%, from $293,700 in 2003 to $321,200 in 2004. The 1,000 payday cash advance centers opened after December 31, 2001 (excluding our Georgia centers) accounted for $66.4 million, or 68.5%, of the increase in total revenues from 2003 to 2004. This $66.4 million increase represented a 166.4% increase for the year ended December 31, 2004 compared with total revenues for the same centers in 2003.

        Of our 2,039 payday cash advance centers open at December 31, 2003, we operated 579 centers under the agency business model in the states of Arkansas, Georgia, Michigan, North Carolina, Pennsylvania and Texas. At December 31, 2004, we operated 540 payday cash advance centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. The 39-center decrease in the number of payday cash advance centers operated under the agency business model at December 31, 2004 compared to December 31, 2003 resulted from our opening 50 new payday cash advance centers, substantially all in Texas, less the 86 Georgia payday cash advance centers where operations are suspended and three Georgia payday cash advance centers we have closed.

        The provision for doubtful accounts and agency bank losses increased $24.5 million, or 38.0%, to $89.2 million in 2004 compared to $64.7 million in 2003 and, as a percentage of net revenues, increased to 18.6% in 2004 from 15.2% in 2003. The increase was due primarily to:

  1.
  The addition of 469 new centers in 2004 and the full year impact of the 330 new centers opened in 2003. New center charge-offs are higher during the first months of operations compared to charge-offs once the center begins to mature.

  2.
  The implementation of statewide databases in two states.

  3.
  The imposition of cooling-off periods in six states.

  Payday Cash Advance Center Expense Analysis

        Salaries and related payroll costs.    Salaries and related payroll costs increased $28.7 million, or 21.8%, to $160.0 million in 2004 compared to $131.4 million in 2003. This increase was due primarily to the addition of 469 new centers in 2004 and the full year impact in 2004 of the 330 centers opened in 2003. Salaries and related payroll costs as a percentage of net revenues increased to 33.3% in 2004 compared to 30.9% in 2003. Salaries and related payroll costs per center increased to $72,900 in 2004 compared to $72,300 in 2003. We averaged approximately 2.1 and 2.2 full-time equivalent field employees (excluding our Georgia payday cash advance centers), including district directors, for each center during 2004 and 2003, respectively.

        Occupancy costs.    Occupancy costs increased $15.5 million, or 29.9%, to $67.3 million in 2004 compared to $51.8 million in 2003. This increase was due primarily to the addition of new centers in 2004 and the full year impact in 2004 of centers opened in 2003. Occupancy costs as a percentage of net revenues were 14.0% and 12.2% in 2004 and 2003, respectively. Occupancy costs per center increased to $30,700 in 2004 compared to $28,500 in 2003. During 2004, the average increase in rent over the prior rent for the leases we renewed was approximately 6.2%.

        Center depreciation expense.    Center depreciation expense increased $2.1 million, or 18.2%, to $13.7 million in 2004 compared to $11.6 million in 2003. This increase was due primarily to the addition of new centers in 2004 and the full year impact in 2004 of centers opened in 2003. Center depreciation expense as a percentage of net revenues increased to 2.9% in 2004 from 2.7% in 2003 and center depreciation expense per center was $6,400 in 2003 compared to $6,300 in 2004.

        Advertising expense.    Advertising expense increased $2.2 million, or 9.3%, to $26.1 million in 2004 compared to $23.9 million in 2003. Advertising expense as a percentage of net revenues decreased to 5.4% in 2004 from 5.6% in 2003. Advertising expense per center was $13,100 in 2003 compared to $11,900 in 2004. Advertising expense increased due to the number of new centers opened in 2004 compared to 2003 and the increased spending to support the increase in revenue. Advertising expense as a percent of net revenues and per center decreased in 2004 compared to 2003 due primarily to our opening new centers in markets where advertising already existed creating marketing efficiencies.

        Other center expenses.    Other center expenses increased $5.8 million, or 14.0%, to $47.1 million in 2004 compared to $41.3 million in 2003. This increase was due primarily to the addition of new centers in 2004 and the full year impact in 2004 of centers opened in 2003. Other center expenses as a percentage of net revenues increased from 9.7% in 2003 to 9.8% in 2004. Other center expenses per center decreased to $21,500 in 2004 compared to $22,700 in 2003.

        Total center expenses.    Substantially all of the increase in expense in 2004 compared to 2003 is related to the costs associated with the addition of 469 new centers in 2004 and the full year impact in 2004 of the 330 centers opened during 2003.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    General and administrative expenses increased $7.7 million, or 21.0% to $44.1 million in 2004 compared to $36.4 million in 2003. This increase in 2004 compared to 2003 was due primarily to an increase of $1.4 million related to the addition of two new zone executives and six regional directors of operations to support the increase in the number of payday cash advance centers, an increase of $1.0 million related to the addition of professional positions in our real estate department, an increase of $1.3 million in legal expense, an increase of $0.9 million in our aviation department expenses primarily related to the addition of a third plane, and an increase of $1.1 million related to additional staff and higher expense for third-party consultants, contributions and trade association dues in our public and government relations department. The lease for the third plane was terminated effective September 1, 2004. The remaining increase was primarily related to expenses incurred to support the growth in the number of payday cash advance centers. General and administrative expenses as a percentage of net revenues increased to 9.2% in 2004 from 8.6% in 2003.

        Corporate depreciation expense.    Corporate depreciation expense for 2004 increased $0.5 million, or 14.8%, to $3.9 million compared to $3.4 million in 2003. Corporate depreciation expense was 0.8% of net revenues in 2004 and 2003.

        Options purchase expense.    Options purchase expense was approximately $3.5 million in 2003. All remaining options outstanding under our Stock Option Plan of Advance America, Cash Advance Centers, Inc. were purchased in 2003. There were no repurchases in 2004.

        Lending bank contract termination expense.    Lending bank contract termination expense was approximately $6.5 million in 2003. There was no such expense in 2004. The 2003 expense was due to a payment in 2003 to Peoples National Bank, a former lending bank, to terminate two contracts that required us to process, market and service payday cash advances on behalf of the bank in Pennsylvania and North Carolina.

        Interest expense.    Interest expense for 2004 increased $1.2 million, or 7.4%, to $17.2 million compared to $16.0 million in 2003. The increase is due primarily to borrowing $50.0 million on our revolving credit facility in July 2004 to pay a special $50 million dividend.

        Loss on disposal of property and equipment.    Loss on disposal of property and equipment decreased $0.2 million, or 17.8%, to $0.8 million for the year ended December 31, 2004 compared to $1.0 million for 2003. This decrease was due primarily to a $0.2 million write-off in 2003 of hardware and software related to a tax preparation program discontinued in 2003.

        Loss on impairment of assets.    In Georgia, our operations have been suspended since May 2004, pending a ruling from the Eleventh Circuit Federal Court of Appeals and the resolution of proceedings involving other payday advance service providers that continue to operate in the state. As of February 15, 2005 the Eleventh Circuit had not issued an opinion. Therefore, we wrote down the approximately $1.3 million of undepreciated costs of the 86 centers located in Georgia.

        Transaction related expense.    Transaction related expense was $2.5 million in 2004. Transaction related expense represents the cost associated with our initial public offering.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

        The following tables set forth our results of operations for the year ended December 31, 2002 compared to the year ended December 31, 2003:

	Year Ended December 31,
	2002		2003
					Variance
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Revenues:
Fees and interest charged to customers	$298,432	83.5%	$362,262	85.3%	$63,830	21.4%
Processing, marketing and servicing fees	113,894	31.9%	127,272	29.9%	13,378	11.7%

Total revenues	412,326	115.3%	489,534	115.2%	77,208	18.7%
Provision for doubtful accounts and agency bank losses	(54,842)	(15.3%)	(64,681)	(15.2%)	(9,839)	17.9%

Net revenues	357,484	100.0%	424,853	100.0%	67,369	18.8%
Center Expenses:
Salaries and related payroll costs	117,036	32.8%	131,369	30.9%	14,333	12.2%
Occupancy costs	43,620	12.2%	51,798	12.2%	8,178	18.7%
Center depreciation expense	10,416	2.9%	11,603	2.7%	1,187	11.4%
Advertising expense	23,921	6.7%	23,857	5.6%	(64)	(0.3%	)
Other center expenses	35,078	9.8%	41,300	9.7%	6,222	17.7%

Total center expenses	230,071	64.4%	259,927	61.1%	29,856	13.0%

Center gross profit	127,413	35.6%	164,926	38.9%	37,513	29.4%
Corporate and Other Expenses (Income):
General and administrative expenses	33,578	9.4%	36,434	8.6%	2,856	8.5%
Corporate depreciation Expense	2,796	0.8%	3,433	0.8%	637	22.8%
Options purchase expense	21,462	6.0%	3,547	0.9%	(17,915)	(83.5%	)
Lending bank contract termination expense	—	0.0%	6,525	1.5%	6,525	—
Interest expense	14,973	4.1%	15,983	3.8%	1,010	6.7%
Interest income	(318)	(0.1%)	(86)	0.0%	232	(73.0%	)
Loss on disposal of property and equipment	739	0.2%	990	0.2%	251	34.0%

Total corporate and other expenses	73,230	20.4%	66,826	15.8%	(6,404)	(8.7%	)

Income before income taxes	54,183	15.2%	98,100	23.1%	43,917	81.1%
Income tax expense	638	0.2%	1,925	0.5%	1,287	201.7%

Net income	$53,545	15.0%	$96,175	22.6%	$42,630	79.6%

	Year Ended December 31,
	2002	2003
Center Information:
Number of centers open at beginning of period	1,558	1,741
Opened	224	330
Closed	(41)	(32)

Number of centers open at end of period	1,741	2,039

Weighted average number of centers open during the period	1,634	1,817
Number of payday cash advances provided and processed (in thousands)	8,766	10,179
Amount of average payday cash advance	$313	$321

	Year Ended December 31,
	2002		2003
					Variance
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$218.8	100.0%	$233.8	100.0%	$15.0	6.9%
Center expenses:
Salaries and related payroll costs	71.6	32.8%	72.3	30.9%	0.7	1.0%
Occupancy costs	26.7	12.2%	28.5	12.2%	1.8	6.7%
Center depreciation expense	6.4	2.9%	6.4	2.7%	—	0.0%
Advertising expense	14.6	6.7%	13.1	5.6%	(1.5)	(10.3%)
Other center expenses	21.5	9.8%	22.7	9.7%	1.2	5.6%

Total center expenses	140.8	64.4%	143.0	61.1%	2.2	1.6%

Center gross profit	$78.0	35.6%	$90.8	38.9%	$12.8	16.4%

  Revenue Analysis

        The $77.2 million increase in total revenues during the year ended December 31, 2003 was due primarily to an increase in the total number of payday cash advances made. The number of payday cash advances made increased by approximately 1.4 million in 2003 compared to 2002 and the average fee per payday cash advance increased to $52 during 2003 compared to $51 during 2002. Of the $77.2 million, or 18.7%, increase in total revenues in the year ended December 31, 2003, $21.1 million, or 27.4%, came from the 1,308 payday cash advance centers opened before December 31, 2000. Total revenues per mature center increased by 8.1%, from $278,200 in 2002 to $300,800 in 2003. The 759 payday cash advance centers opened after December 31, 2000 accounted for $56.1 million, or 72.6%, of the increase in total revenues from 2002 to 2003. This $56.1 million increase in total revenues for centers opened after December 31, 2000 represented a 115.8% increase for the year ended December 31, 2003 compared with total revenues for the same centers in 2002.

        Of our 1,741 payday cash advance centers open at December 31, 2002, we operated 519 centers under the agency business model in the states of Alabama, Arkansas, Georgia, Michigan, North Carolina, Pennsylvania and Texas. During 2003, an enabling payday cash advance law was passed in Alabama and our 65 payday cash advance centers in Alabama were converted to the standard business model. At December 31, 2003, we operated 579 payday cash advance centers under the agency business model in the states of Arkansas, Georgia, Michigan, North Carolina, Pennsylvania and Texas. The 60-center increase in the number of payday cash advance centers operated under the agency business model at December 31, 2003 compared to December 31, 2002 resulted from our opening of 125 new payday cash advance centers, net of closures, under the agency business model, substantially all in Texas, less the 65 Alabama payday cash advance centers that were converted to the standard business model.

        Provision for doubtful accounts and agency bank losses increased 17.9% in 2003 compared to 2002. This increase was due primarily to the addition of new centers in 2003 and the full year impact in 2003 of centers opened in 2002. Provision for doubtful accounts and agency bank losses as a percentage of net revenues decreased to 15.2% in 2003 from 15.3% in 2002.

  Payday Cash Advance Center Expense Analysis

        Salaries and related payroll costs.    Salaries and related payroll costs increased 12.2% in 2003 compared to 2002. This increase was due primarily to the addition of 330 new centers in 2003 and the full year impact in 2003 of the 224 centers opened in 2002. Salaries and related payroll costs as a percentage of net revenues decreased to 30.9% in 2003 from 32.8% in 2002 and salaries and related payroll costs per center increased from $71,600 in 2002 to $72,300 in 2003. We averaged approximately 2.22 and 2.14 full-time equivalent field employees, including district directors, for each center during 2003 and 2002, respectively.

        Occupancy costs.    Occupancy costs increased $8.2 million, or 18.7%, in 2003 compared to 2002. This increase was due primarily to the addition of new centers in 2003 and the full year impact in 2003 of centers opened in 2002. Occupancy costs as a percentage of net revenues were 12.2% in 2003 and 2002, and occupancy costs per center increased to $28,500 in 2003 compared to $26,700 in 2002. During 2003, the average increase in rent over the prior rent for the leases we renewed was approximately 6.6%.

        Center depreciation expense.    Center depreciation expense increased $1.2 million, or 11.4%, in 2003 compared to 2002. This increase was due primarily to the addition of new centers in 2003 and the full year impact in 2003 of centers opened in 2002. Center depreciation expense as a percentage of net revenues decreased to 2.7% in 2003 from 2.9% in 2002 and center depreciation expense per center was $6,400 in 2003 and 2002.

        Advertising expense.    Advertising expense decreased 0.3% in 2003 compared to 2002, primarily as a result of a special broadcast and direct mail campaign during the fourth quarter of 2002 that was not repeated during 2003. Advertising expense as a percentage of net revenues decreased to 5.6% in 2003 from 6.7% in 2002 and advertising expense per center was $13,100 in 2003, compared to $14,600 in 2002.

        Other center expenses.    Other center expenses increased $6.2 million, or 17.7%, in 2003 compared to 2002. This increase was due primarily to the addition of new centers in 2003 and the full year impact in 2003 of centers opened in 2002. Other center expenses as a percentage of net revenues decreased from 9.8% in 2002 to 9.7% in 2003, and other center expenses per center increased to $22,700 in 2003 compared to $21,500 in 2002.

        Total center expenses.    Substantially all of the increase in expense in 2003 is related to the costs associated with the addition of 330 new centers in 2003 and the full year impact in 2003 of the 224 centers opened during 2002. The decrease in expenses as a percentage of net revenues in 2003 compared to 2002 was primarily a result of our efforts to control costs.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    General and administrative expenses increased $2.9 million, or 8.5%, in 2003 compared to 2002. This increase was due primarily to a $1.0 million increase related to the addition of professional positions in our real estate department, a $0.7 million increase related to additional regional directors that were needed due to the increase in the total number of payday cash advance centers and an $0.8 million increase in insurance costs due to the growth in centers. The remaining increase was primarily related to expenses incurred to support the growth in the number of payday cash advance centers. General and administrative expenses as a percentage of net revenues decreased to 8.6% in 2003 from 9.4% in 2002.

        Corporate depreciation expense.    Corporate depreciation expense for 2003 increased $0.6 million, or 22.8%, to $3.4 million compared to $2.8 million in 2002. Corporate depreciation expense was 0.8% of net revenues in 2003 and 2002.

        Options purchase expense.    Options purchase expense decreased $17.9 million, from $21.5 million in 2002 compared to $3.5 million in 2003. In 2002, we purchased substantially all of the employee stock options.

        Lending bank contract termination expense.    Lending bank contract termination expense was approximately $6.5 million in 2003. There was no such expense in 2002. This was due to a payment in 2003 to Peoples National Bank, a former lending bank, to terminate two contracts that required us to process, market and service payday cash advances on behalf of the bank in Pennsylvania and North Carolina.

        Interest expense.    Interest expense increased 6.7% in 2003 compared to 2002. This increase was due primarily to higher average amounts outstanding on our revolving credit facility in 2003 compared to 2002 due to a higher average advances and fees receivable balance in 2003 compared to 2002. The increase was also due to the refinancing of our debt resulting in an increase in the interest rate on $49.8 million of our subordinated debt from 10.0% to 13.0% and an increase in the interest rate on the notes payable to stockholders from 8.25% to 13.0%. These effects were partially offset by a $30.0 million reduction in the portion of our variable rate debt that had been converted to a fixed rate, which was higher than market rates, using an amortizing interest rate swap. These effects were also partially offset by a general decrease in market interest rates in 2003.

        Loss on disposal of property and equipment.    Loss on disposal of property and equipment increased 34.0% in 2003 compared to 2002. This increase was due primarily to an increase in the number of centers remodeled in 2003 and the disposal of a tax refund system. This number was offset by fewer closed centers in 2003.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
	(Dollars in thousands)
Cash flows provided by (used in):
Operating activities	$123,787	$181,584	$200,290
Investing activities	(91,960)	(111,458)	(133,435)
Financing activities	(43,204)	(66,317)	(59,115)

Net (decrease) increase in cash and cash equivalents	(11,377)	3,809	7,740
Cash and cash equivalents, beginning of period	18,052	6,675	10,484

Cash and cash equivalents, end of period	$6,675	$10,484	$18,224

        Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund payday cash advances under the standard business model, finance payday cash advance center growth and, beginning in the first quarter of 2005, pay dividends on our common stock.

        We borrow under our $265.0 million revolving credit facility daily to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a payday, our borrowings and our cash balances will be high compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases. As of December 31, 2004, cash and cash equivalents were $18.2 million, compared to $10.5 million as of December 31, 2003, an increase of $7.7 million.

        Although our revolving credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our growth strategy as currently planned. Cash that is restricted due to certain states' regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item "Restricted cash."

  Cash Flows from Operating Activities

        Net cash provided by operating activities increased $18.7 million, or 10.3%, to $200.3 million for the year ended December 31, 2004 compared to $181.6 million for 2003. The $18.7 million increase was due primarily to a $24.6 million increase in the provision for doubtful accounts and agency bank losses and a $7.8 million increase in deferred income taxes resulting primarily from the conversion from an S Corporation to a C Corporation for income tax purposes. The net decrease from all other non-cash adjustments and changes in operating assets and liabilities was approximately $0.6 million, and was offset by a $13.1 million decrease in net income.

        Net cash provided by operating activities increased $57.8 million, or 46.7%, to $181.6 million for the year ended December 31, 2003 compared to $123.8 million for 2002. The $57.8 million increase was due primarily to a $42.6 million, or 79.6%, increase in 2003 net income compared to 2002, and a $9.8 million increase in the provision for doubtful accounts and agency bank losses.

  Cash Flows from Investing Activities

        Net cash used in investing activities increased $22.0 million, or 19.7%, to $133.4 million for the year ended December 31, 2004 compared to $111.4 million for 2003. Cash invested in advances and fees receivable, net increased $20.1 million, or 23.4%, to $106.0 million for year ended December 31, 2004 compared to $85.9 million for 2003. Purchases of property and equipment, related principally to opening new and remodeling existing payday cash advance centers and purchases of computer hardware and software, increased $7.0 million, or 32.7%, to $28.4 million for the year ended December 31, 2004 compared to $21.4 million for 2003.

        Net cash used in investing activities increased $19.5 million, or 21.2%, to $111.5 million for the year ended December 31, 2003 compared to $92.0 million for 2002. The increase was due primarily to an increase in advances and fees receivable and property and equipment. Net cash invested in advances and fees receivable increased $7.9 million, or 10.1%, to $85.9 million for 2003 compared to $78.1 million for 2002. Purchases of property and equipment, related principally to opening new and remodeling existing payday cash advance centers and purchases of computer hardware and software, increased $10.2 million to $21.4 million in 2003 compared to $11.3 million for 2002.

  Cash Flows from Financing Activities

        Net cash used in financing activities decreased $7.2 million, or 10.9%, to $59.1 million for the year ended December 31, 2004 compared to $66.3 million for 2003. The decrease in net cash used in financing activities was due to a $21.7 million decrease in dividends paid to stockholders, from $101.5 million in 2003 to $79.8 million in 2004, and net proceeds of approximately $194.9 million from our issuance of 14,333,333 shares of our common stock, offset by higher payments on our revolving credit facility and debt with related parties of approximately $208.4 million.

        Net cash used in financing activities increased $23.1 million, or 53.5%, to $66.3 million for the year ended December 31, 2003 compared to $43.2 million for 2002. The increase was due primarily to an increase in dividends of $61.5 million, a net decrease in proceeds from our revolving credit facility of $52.4 million, offset by a decrease in payments on a term loan of $75.0 million, the issuance of $7.0 million of notes payable to stockholders and $10.9 million of stock repurchase subordinated debt.

Capital Expenditures

        For the years ended December 31, 2002, 2003 and 2004, we spent $11.3 million, $21.4 million and $28.4 million, respectively, on capital expenditures. Capital expenditures included expenditures (1) for the 224, 330 and 469 new centers opened during 2002, 2003 and 2004, respectively, (2) center remodels, and (3) computer equipment replacements in our payday cash advance centers and at our corporate headquarters.

Off-Balance Sheet Arrangements with the Lending Banks

        Through 540 (at December 31, 2004) of our payday cash advance centers located in five states, we serve as processing, marketing and servicing agent for payday cash advances offered, made and funded by four FDIC insured, state-chartered banks. Under processing, marketing and servicing agreements with these lending banks, we are compensated by the lending banks for processing, marketing and servicing the payday cash advances the lending banks make to their customers. Approximately 26.0% and 24.4% of our total revenues and 16.9% and 22.6% of our total center gross profit, in the years ended December 31, 2003 and 2004, respectively, were derived from processing, marketing and servicing fees paid to us by these lending banks. As of December 31, 2004, BankWest was offering its payday cash advances in 101 of our payday cash advance centers in Pennsylvania, First Fidelity Bank was offering its payday cash advances in 87 of our payday cash advance centers in Michigan, Republic was offering its payday cash advances in 322 of our payday cash advance centers in North Carolina and Texas and Venture Bank was offering its payday cash advances in 30 of our payday cash advance centers in Arkansas. In addition, BankWest offered its payday cash advances in our 89 Georgia centers before we suspended our Georgia operations in May 2004. The total revenues we derived from processing, marketing and servicing fees paid to us by the various lending banks for the years ended December 31, 2003 and 2004 were approximately:

	2003 Total Revenues		2004 Total Revenues
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Republic	$31.4	6.4%	$56.6	9.9%
Bank West	54.4	11.1%	52.5	9.2%
First Fidelity Bank	13.6	2.8%	22.5	3.9%
Venture Bank	13.5	2.8%	7.7	1.4%
Peoples National Bank	14.4	2.9%	—	0.0%

Processing, marketing and servicing fees	$127.3	26.0%	$139.3	24.4%

        Although we process, market and service payday cash advances offered, made and funded by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers' applications and determining whether the payday cash advance is approved. The lending banks for which we act as agent utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks' payday cash advance approval process, are not involved in determining the approval procedures or criteria of the lending banks and do not fund or acquire any payday cash advances from the lending banks. The payday cash advances are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks' payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our processing, marketing and servicing agreements with the lending banks, the lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 7.3%, 10.1% and 13.2% for the years ended December 31, 2002, 2003 and 2004, respectively. If actual payday cash advance losses exceed the percentage specified in a lending bank's processing, marketing and servicing agreement with us, our processing, marketing and servicing fees are reduced by the excess through the provision for doubtful accounts and agency bank losses. If actual payday cash advance losses are less than the loss percentage specified in such agreement, our processing, marketing and servicing fees are increased by the difference through the provision for doubtful accounts and agency bank losses. As a result, if the amount of uncollected payday cash advances exceeds the lending bank's contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of December 31, 2004, our contingent liability to each of the lending banks amounted to $28.9 million to Republic, $18.2 million to BankWest, $10.2 million to First Fidelity Bank and $4.5 million to Venture Bank. This contingent liability to the lending banks was not included on our balance sheet. We could also be obligated to pay this amount to the lending banks if, as a result of a change in law, regulation or otherwise, the lending banks' payday cash advances were to become uncollectible.

        Because of our economic exposure for excess bank losses related to the lending banks' payday cash advances, we have established a liability, called accrual for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances. The accrual for excess bank losses that was reported in our balance sheet was $3.6 million and $3.2 million as of December 31, 2003 and 2004, respectively. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts for the standard business model payday cash advances. We cannot assure you, however, that our estimates will be accurate, and if the lending banks' payday cash advance losses are materially greater than our accrual for excess bank losses, our business, results of operations and financial condition could be materially adversely affected.

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2004, excluding periodic interest payments, included the following:

		Payment due by period
Contractual Cash Obligations	Total	2005	2006 and 2007	2008 and 2009	2010 and thereafter
	(Dollars in thousands)
Long-term debt obligations:
Revolving credit facility	$39,506	$—	$—	$39,506	$—
Mortgage payable	6,521	332	741	856	4,592
Note payable	610	139	240	231	—
Operating lease obligations (1)	141,114	55,269	71,157	14,632	56
Purchase obligations	2,048	2,048	—	—	—

Total	$189,799	$57,788	$72,138	$55,225	$4,648

(1)
Includes leases for aircraft hangar space, payday cash advance centers, security equipment and fax equipment.

  Long-Term Debt Obligations

        Revolving Credit Facility.    As of December 31, 2004, we had approximately $39.5 million outstanding on the revolving portion of our prior credit facility and approximately $6.1 million of letters of credit outstanding, leaving approximately $219.4 million available for future borrowings under our credit facility.

        We had the following standby letters of credit outstanding as of December 31, 2004 under our revolving credit facility (dollars in thousands):

Purpose of Letter of Credit	Amount
Workers' compensation and general liability insurance	$5,877
State of Kentucky Department of Financial Institutions, licensing requirement	200

Total	$6,077

        On September 30, 2002, we amended and restated a prior credit facility to provide a $150.0 million revolving credit line, including the issuance of up to $10.0 million in letters of credit (the "2002 Facility"). The 2002 Facility was amended on September 30, 2003 to permit the payment of a $30.0 million cash dividend to our stockholders and to extend its maturity to September 30, 2006. The weighted average interest rate for the 2002 Facility was 4.18% at December 31, 2003.

        In order to limit our exposure to interest rate fluctuations, in May 2001 we entered into an interest rate swap agreement with National City Bank that converted a portion of our variable rate debt outstanding under our prior credit facilities to a fixed rate of 4.78% plus a margin. The swap notional amount amortized by $2.5 million per month and matured on May 7, 2004. Under the interest rate swap agreement, we were exposed to losses in the event of nonperformance by the counterparty.

        On July 16, 2004, we amended and restated our 2002 Facility with a syndicate of banks (the "2004 Facility"). As amended and restated, the 2004 Facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. The 2004 Facility matures on July 16, 2009. We have the option to (i) increase the 2004 Facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of the 2004 Facility that is repaid may be borrowed again. The weighted average interest rate for the 2004 Facility was 6.35% at December 31, 2004.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of December 31, 2004, the applicable margin for the prime-based rate was 1.25% and the applicable margin for the LIBOR-based rate was 3.0%.

        The applicable rate is chosen at the time a draw down is requested under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one month, two month, three month or six-month terms. In the case of a base rate loan, notice must be given to the bank on the business day prior to the date of the required borrowing and in the case of a LIBOR-based loan notice must be given to the bank on the third business day prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan. As of December 31, 2004, $35.0 million borrowed under the 2004 Facility was at the base rate and $4.5 million borrowed under the revolving credit facility was at a LIBOR-based rate.

        Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facilities contain customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the 2004 Facility to become due and payable. We were in compliance with all covenants at December 31, 2004.

        We borrow under our $265.0 million revolving credit facility daily to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a payday, our borrowings and our cash balances will be higher compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases.

        Mortgage Payable.    Our corporate headquarters building was constructed and financed through a special purpose entity ("SPE") in 2001, which was controlled and owned by our Chairman and certain of our stockholders. Prior to our acquisition of the SPE on December 21, 2004, although we had no ownership interest in the SPE, it was consolidated under prior accounting literature and continued to be consolidated in accordance with Financial Accounting Standards Board ("FASB") Financial Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, until our acquisition of the SPE. See "Item 8. Financial Statements and Supplementary Data—Note 13, Related Party Transactions of the Notes to Consolidated Financial Statements." The SPE owns our headquarters building and related land subject to a mortgage, the principal amount of which was approximately $6.5 million at December 31, 2004. The mortgage is payable to an insurance company and is secured by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.9 million and $5.6 million at December 31, 2003 and 2004, respectively.

  Operating Lease Obligations

        We lease all but three of our payday cash advance centers from third-party lessors under operating leases. These leases typically have initial terms of three years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and have certain other leases for security and office equipment. The lessors under the three payday cash advance centers and the aircraft hangar space operating lease are companies controlled by our Chairman. See "Item 8. Financial Statements and Supplementary Data—Note 13, Related Party Transactions of Notes to Consolidated Financial Statements."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new payday cash advance centers. These purchase commitments typically extend for a period of two to three months after the opening of a new payday cash advance center. As of December 31, 2004, our purchase obligations totaled approximately $2.0 million.

Critical Estimates, Uncertainties or Assessments in the Financial Statements

        The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

        Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of allowance for doubtful accounts. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. These amounts may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

        We periodically review the carrying value of goodwill and other intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation.

Impact of Inflation

        We believe our results of operations are not dependent upon the levels of inflation.

Impact of New Accounting Pronouncements

        In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. We adopted the recognition requirements of FIN 45 on January 1, 2003 and the adoption did not have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 148"). SFAS No. 148 amended Statement of Financial Accounting Standard No. 123 ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002.

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46"). Many variable interest entities ("VIE") have commonly been referred to as special-purpose entities or off-balance sheet structures. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Our corporate headquarters was constructed and financed through a SPE in 2001, which was controlled and owned by our Chairman and certain of our stockholders prior to our acquisition of the SPE on December 21, 2004. Prior to the acquisition of the SPE, we had no ownership interest in the SPE; however, the corporate headquarters was consolidated under prior accounting literature. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), Share-Based Payment ("SFAS No. 123 (R)"). This statement requires public companies to measure the cost of share-based employee compensation at fair value and to recognize such cost in the financial statements over the requisite service period. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion 25. SFAS No. 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Because we do not file as a small business issuer, SFAS No. 123 (R) is first effective for our interim reporting period ending September 30, 2005. However, as permitted by SFAS No. 123 (R) paragraph 73, we have elected early adoption and have adopted SFAS No. 123 (R) for the year ended December 31, 2004. The adoption of SFAS No. 123 (R) did not have a material impact on our financial position or results of operations.

RISK FACTORS

Risks Related to Our Business and Industry

  Our agency relationships with the lending banks are highly regulated and any changes in laws and regulations governing these relationships could have a material adverse effect on our business, results of operations and financial condition.

        Our agency relationships with the lending banks are highly regulated. See "Item 1. Business—Government Regulation—Regulation of the Agency Business Model." Under federal banking law, an FDIC insured, state-chartered bank located in one state can make loans to a consumer in another state and charge fees and/or interest allowed by the lending bank's home state even if the fees and/or interest exceed what may be charged in the consumer's state under that state's usury law. This "export" lending law allows the lending banks for which we act as processing, marketing and servicing agent to export the interest rates permitted by the states in which they are located into the states in which we act as their agent. As of December 31, 2004, pursuant to our processing, marketing and servicing agreements with the lending banks, we are an agent for payday cash advances offered, made and funded by BankWest in Pennsylvania, First Fidelity Bank in Michigan, Republic in North Carolina and

Texas and Venture Bank in Arkansas. We also processed, marketed and serviced payday cash advances for BankWest in Georgia, but in May 2004 we suspended our operations in that state. Currently, only state-chartered banks can be lending banks for payday cash advances, because the federal regulators for national banks and federal savings associations have effectively prohibited such banks and associations from participating in the payday cash advance services industry with agents.

        The four lending banks for which we currently act as processing, marketing and servicing agent are subject to extensive federal and state banking regulations and are subject to regular examination by state and federal regulatory authorities such as the FDIC. See "Item 1. Business—Government Regulation—Regulation of the Agency Business Model." Because of our relationships with the lending banks, our own activities regarding the lending banks' payday cash advances are also subject to examination by regulatory authorities. For example, we are examined annually by the FDIC. See "Item 1. Business—Government Regulation—Regulation of the Agency Business Model" and "Item 3. Legal Proceedings." In connection with any regulatory examination, the FDIC or other regulatory authority may require us to provide information, grant access to our payday cash advance centers, personnel and records or alter our business practices, perhaps materially, or may prevent the lending banks from providing payday cash advances using us as an agent, which could preclude us from conducting business under the agency business model. Any of these actions could have a material adverse impact on our business, results of operations and financial condition, especially if we are required to materially modify our business practices or terminate our use of the agency business model.

        In July 2003, the FDIC issued guidelines governing permissible agency arrangements between state-chartered banks and processing, marketing and servicing agents of the banks' payday cash advances, such as us. If the FDIC's implementation of these guidelines or the promulgation of any additional guidelines were to ultimately restrict the ability of all or certain state-chartered banks (including the lending banks for whom we act as processing, marketing and servicing agent) to maintain relationships with payday cash advance processors, marketers and servicers (such as us), it would have a material adverse impact on our business, results of operations and financial condition. In addition, if state banking regulators were to take action to restrict the ability of all or certain state-chartered banks, including the lending banks for whom we act as processing, marketing and servicing agent, to provide payday cash advances, our distribution opportunities in those states where we operate as an agent for a lending bank would be limited and we could have to permanently cease our operations in those states. This would have a material adverse impact on our business, results of operations and financial condition.

        On March 1, 2005, the FDIC issued revised Payday Lending Guidance to FDIC insured institutions that offer payday loans including the lending banks for which we act as an agent. We are currently in the process of reviewing the revised Guidance together with the lending banks, who have until April 15, 2005 to respond to the FDIC. The revised Guidance targets the frequency of borrower usage of payday cash advances offered by FDIC insured institutions and will limit the period that a customer may have payday cash advances outstanding from any lender to three months during the previous twelve-month period. Based on an average term of approximately 15 days, this effectively caps the number of payday cash advances to six during any 12-month period. All payday cash advances made from any lender would count against such limit. The revised Guidance also suggests that lending banks may offer alternative longer-term products. It remains to be seen what procedures or alternative products, if any, may be proposed by the lending banks or accepted by the FDIC. We are therefore not yet able to measure the effect, financially or otherwise, the revised Guidance will have on the lending banks and subsequently on the agency business model. Moreover, there can be no assurance that the FDIC will accept any of the revised procedures or alternative products the lending banks may propose. Any of these developments could have a material adverse effect on our agency business model and, in turn, on our overall business, results of operations and financial condition. Net revenues for states where we conduct business using the agency business model were $96.7 million, $109.1 million and $117.3 million for the years ended December 31, 2002, 2003 and 2004, respectively, and the related center gross profit was $33.0 million, $27.7 million and $37.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        A director of the FDIC has publicly questioned whether payday cash advances are predatory and abusive to consumers. The FDIC director also questioned whether agents for lending banks are entitled to the benefit of the federal banking law that permits a lending bank to "export" the lending interest rate on payday cash advances permitted by the state in which it is located to consumers in other states. If agent-assisted payday cash advances made by the lending banks were no longer entitled to the benefit of the federal banking laws permitting the exportation of interest rates, we would no longer be able to conduct business under the agency business model and the resulting decline in our net revenues would have a material adverse effect on our business, results of operations and financial condition.

        Other federal regulators have also increasingly scrutinized agency relationships between banks and payday cash advance companies. During 2002 and 2003, for example, the Office of the Comptroller of the Currency ("OCC"), which supervises national banks, took actions to effectively prohibit certain national banks from offering and making small-denomination, short-term consumer loans, including payday cash advances, through the use of agents such as ourselves. After a notice of charges was issued in 2002 against Peoples National Bank, one of the lending banks whose payday cash advances we processed, marketed and serviced, we entered into a consent agreement with the OCC to terminate our agency relationships with that bank. Future actions against the lending banks whose payday cash advances we process, market and service could result in a significant interruption or curtailment of our business. Any such business disruption or curtailment could have a material adverse effect on our business, results of operations and financial condition.

        Lending banks for which we act as processing, marketing and servicing agent may also have agency relationships with other processing, marketing and servicing agents. Actions taken by these other agents, over which we have no control, could cause a lending bank to lose its ability to make payday cash advances through an agent such as us, or could cause a lending bank to choose to terminate its relationship with us. Any such event could also have a material adverse effect on our business, results of operations and financial condition.

  The payday cash advance services industry is highly regulated under state law. Changes in state laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2004, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. The states with specific payday cash advance laws generally govern the terms of the transaction and require certain consumer protections. See "Item 1. Business—Government Regulation—State Regulation." As of December 31, 2004, we operated in 29 of these 37 states under the standard business model and in one of these 37 states under the agency business model. We do not conduct business in the remaining seven of these 37 states or in the District of Columbia because we do not believe it is economically attractive at this time to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or undesirable location characteristics. The remaining 13 of the 50 states do not have laws specifically authorizing the payday cash advance business. As of December 31, 2004, we operated in four of these 13 states under the agency business model, serving as processing, marketing and servicing agent through our payday cash advance centers for four lending banks that make payday cash advances to their customers in those states.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance services. Many bills to restrict or prohibit payday cash advances have also been introduced in state legislatures. See "Item 1. Business—Government Regulation—State Regulation." Future laws or regulations prohibiting payday cash advance services or making them unprofitable could be passed in any other state at any time or existing payday cash advance laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Statutes authorizing payday cash advance services typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. See "Item 1. Business—Government Regulation—State Regulation." Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry.

        Additionally, state attorneys general and banking regulators have begun to scrutinize the payday cash advance services industry and may take actions against the industry that could require us to cease or suspend operations in their respective states. See "Item 3. Legal Proceedings."

  The payday cash advance services industry is also regulated under federal law. Changes in federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        Although states provide the primary regulatory framework under which we offer payday cash advance services, certain federal laws also impact our business. See "Item 1. Business—Government Regulation—Federal Regulation." For example, because payday cash advances are viewed as extensions of credit, the lending banks and we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, the lending banks and we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the Gramm-Leach-Bliley Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        We are also subject to supervision by other federal agencies, including the Federal Trade Commission, or the FTC. In December 2002, the FTC requested that certain payday cash advance providers, including us, respond to a series of questions and document requests concerning their operations. This review may result in recommendations regarding the payday cash advance services industry or specific conclusions about us, either of which may have a material adverse effect on our business, results of operations and financial condition. Future reviews by other federal agencies could also have a material adverse effect on our business, results of operations and financial condition.

        Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress, with recent legislation specifically targeting the agency relationships between banks and payday cash advance companies. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Any federal legislative or regulatory action that restricts or prohibits payday cash advance services or our activities as processing, marketing and servicing agent for the lending banks could have a material adverse impact on our business, results of operations and financial condition.

  The payday cash advance services industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

        In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations. See "Item 1. Business—Government Regulation—Local Regulation." Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday cash advance service providers could have a material adverse effect on our business, results of operations and financial condition.

  If we are no longer able to process, market and service payday cash advances made and funded by the lending banks, our business, results of operations and financial condition could be materially adversely affected.

        Revenues derived from processing, marketing and servicing payday cash advances made and funded by the lending banks under the agency business model accounted for 26.0% and 24.4% of our total revenues in the years ended December 31, 2003 and 2004, respectively. If, as a result of changes in laws or regulations, an adverse result in litigation or regulatory proceedings or otherwise, we could no longer process, market and service payday cash advances made and funded by the lending banks in one or more of our present or future markets, our business, results of operations and financial condition could be materially adversely affected. In addition, any such changes in laws or regulations or adverse result in litigation or regulatory proceedings could deprive us of the agency business model as an alternative method for conducting our business in the event that statutory provisions or regulations specifically authorizing payday cash advances changed or expired in any of the states in which we currently operate under the standard business model.

  Current and future litigation and regulatory proceedings against us could have a material adverse effect on our business, results of operations and financial condition.

        Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See "Item 3. Legal Proceedings." For example, processing, marketing and servicing payday cash advances as agent of a lending bank, such as what we do under the agency business model, has come under increasing legal and regulatory scrutiny at both the state and federal levels. The opposing parties in many of these lawsuits and proceedings maintain that payday cash advance companies, like us, that process, market and service payday cash advances made by a lending bank should be regarded as the "true lenders" due to the agent services they provide and their participation and/or economic interests in the payday cash advances. Many of these opposing parties allege that these relationships are "rent a charter" relationships, and as a result the payday cash advances made by banks using non-bank agents should be governed by the laws of the respective states in which the borrowers reside (i.e., they argue that there should be no federal preemption of state law and therefore no "exporting" of interest rates). If payday cash advance companies, like us, were held to be the "true lenders" in any of these lawsuits, the fees and/or interest charged would violate most of the applicable states' usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. In addition, payday cash advance companies, like us, could be found to be in violation of state consumer protection laws and other laws, including certain criminal laws. If any state or federal court were to conclude that certain state laws applied to the agency business model and that we violated those laws, the decision could have a material adverse effect on our business, results of operation and financial condition. The impact of a negative ruling in any specific state would not only impair our operations in the specific state but could also hurt our business in other states due to the possibility such a decision could be cited as adverse precedent in pending or potential litigation and enforcement actions in other states. Adverse rulings in some of these lawsuits could significantly impair our business or force us to cease doing business in one or more states.

        We are also involved in other litigation and administrative proceedings. See "Item 1. Business—Government Regulation" and "Item 3. Legal Proceedings." We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected on payday cash advances, refund the principal amount of payday cash advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, would require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and would require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

  Legislative or regulatory action or an adverse result in litigation or regulatory proceedings could cause us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

        If we close our payday cash advance centers in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as severance payments and lease cancellation payments and we would have to write-off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our payday cash advance centers and our employees in that state, with little or no revenues. For example, we have decided to continue to maintain our 86 payday cash advance centers in Georgia for the foreseeable future until certain litigation and regulatory matters currently pending in Georgia are resolved. We estimate that our net revenues will be negatively impacted by approximately $1.7 million for each month that our Georgia operations are suspended and that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, we estimate that, as of December 31, 2004, it will cost approximately $1.0 million (which includes lease cancellation costs of approximately $0.6 million) to shut down the Georgia operations completely. See "Item 3. Legal Proceedings." In addition, if we were required to cease operations in North Carolina, we estimate that our net revenues would be negatively impacted by approximately $2.2 million for each month our North Carolina operations are shut down or suspended. Additionally, we estimate that, as of December 31, 2004, it would cost approximately $7.8 million (which includes lease cancellation costs of approximately $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) to shut down our North Carolina operations completely. See "Item 3. Legal Proceedings." From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. The passage of a 2002 Indiana statute, for example, established a rate structure at which we could not operate on a profitable basis. However, we continued to provide payday cash advances in the state while experiencing operating losses until a new, less restrictive, law was passed in March 2004. Any of these actions or events could have a material adverse effect on our business, results of operations and financial condition.

  We lack product and business diversification; as a result, our future revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

        Our only business activity is offering payday cash advance services. If we are unable to maintain and grow our payday cash advance services business, our future revenues and earnings could decline. Our lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as check cashing, pawn lending, title lending, wire transfer services or other similar services. External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in the payday cash advance services industry could result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

        We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2004, we had approximately $219.4 million available for future borrowings under this facility. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity financing in the future.

  Our relationships with the lending banks under the agency business model are based on commercial relationships, key personnel and internal bank policies. These relationships with the lending banks can be terminated at any time, which could have a material adverse effect on our business, results of operations and financial condition.

        As of December 31, 2004, we were party to agreements with four of the 11 FDIC insured, state-chartered banks that we believe were then offering payday cash advances in the United States. Our processing, marketing and servicing agreements with these four lending banks have largely been the result of the relationships that have developed between bank personnel and key members of our management team. If the key members of our management team, who negotiate and maintain these relationships, are no longer employed by us, these relationships could be adversely affected and the lending banks could terminate or choose not to renew our processing, marketing and servicing agreements. We cannot assure you that we would be able to enter into new bank agency relationships on terms as favorable as our current relationships if these agreements were terminated or not renewed. In addition, other factors, such as changes in state or federal laws, regulations or guidelines, regulatory examinations and changes in lending bank policies and strategies, could lead to the termination of these contractual relationships. The termination or non-renewal of our processing, marketing and servicing agreements with lending banks could have a material adverse effect on our business, results of operations and financial condition by preventing us from operating under the agency business model.

  Competition in the retail financial services industry could cause us to lose market share, possibly resulting in a decline in our future revenues and earnings.

        The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry grows and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other payday cash advance providers, small loan providers, credit unions, short-term consumer lenders, and other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering payday cash advances and short-term loans over the internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share, possibly resulting in a decline in our future revenues and earnings.

  We are not permitted to process, market or service loans for lending bank customers who already have an outstanding payday cash advance that is processed, marketed and serviced by another company. As a result, our revenues and earnings potential may be adversely affected.

        In Texas, Republic also has a payday cash advance processing, marketing and servicing agency relationship with one of our competitors, ACE Cash Express, Inc., who has operated in Texas longer than we have and has more payday cash advance centers in Texas than we do. Because FDIC guidelines provide that a lending bank may only have one outstanding payday cash advance with an individual at a time, even if different agents are involved, we are not permitted to process, market or service outstanding payday cash advances that are provided by Republic and processed, marketed and serviced by ACE Cash Express, Inc. Our inability to expand our business in Texas or to compete effectively there could adversely affect our revenues and earnings potential. In addition, it is possible that the other lending banks may also have relationships with other processing, marketing and servicing agents, which could adversely affect our ability to operate in other jurisdictions, thereby adversely affecting our revenues and earnings potential.

  The concentration of our revenues in certain states could adversely affect us.

        Our cash advance centers operate in 34 states and, for the year ended December 31, 2004, our five largest states (measured by total revenues) accounted for approximately 42% of our total revenues, with California, our largest state (measured by total revenues), representing approximately 10.8% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of payday cash advance centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our payday cash advance services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

  Media reports and public perception of payday cash advances as being predatory or abusive could materially adversely affect our business, results of operations and financial condition.

        Over the past few years, consumer advocacy groups and certain media reports have advocated governmental and regulatory action to prohibit or severely restrict payday cash advances. The consumer groups and media reports typically focus on the cost to a consumer for a payday cash advance. The consumer groups and media reports typically characterize these payday cash advances as predatory or abusive toward consumers. If this negative characterization of payday cash advances becomes widely accepted by consumers, demand for payday cash advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of payday cash advances or other activities could also result in increased regulatory scrutiny and increased litigation, and encourage restrictive local zoning rules and make it more difficult to obtain government approvals necessary to open new payday cash advance centers. These trends could materially adversely affect our business, results of operations and financial condition.

  If the lending banks' payday cash advance approval processes are flawed and more payday cash advances go uncollected, our provision for doubtful accounts and agency bank losses could increase because we may bear a significant amount of the payday cash advance losses under the agency business model. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

        Our agreements with lending banks provide for us to process, market and service the lending banks' payday cash advances. The banks are responsible for evaluating each of their customers' applications and determining whether the payday cash advance is approved. We are not involved in the lending banks' payday cash advance approval process, are not involved in determining the approval procedures or criteria of the lending banks and do not fund or acquire any payday cash advances from the lending banks. Consequently, the lending banks' payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our processing, marketing and servicing agreements with the lending banks, the lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the lending banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 7.3%, 10.1% and 13.2% for the years ended December 31, 2002, 2003 and 2004, respectively. If actual payday cash advance losses exceed the percentage specified in a lending bank's processing, marketing and servicing agreement with us, our processing, marketing and servicing fees are reduced by the excess through the provision for doubtful accounts and agency bank losses. If actual payday cash advance losses are less than the loss percentage specified in such agreement, our processing, marketing and servicing fees are increased by the difference through the provision for doubtful accounts and agency bank losses. As a result, if the amount of uncollected payday cash advances exceeds the lending bank's contractual obligation, we would likely be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of

December 31, 2004, this aggregate contingent liability amounted to $61.8 million and was not included on our balance sheet. If the banks' payday cash advance approval processes are flawed and the number of uncollected payday cash advances increases, our provision for doubtful accounts and agency bank losses could increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

  The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers' personal checks that are returned due to non-sufficient funds (NSF) in the customers' accounts or other reasons.

        In the years ended December 31, 2004 and 2003, we deposited approximately 5.0% and 4.4%, respectively, of all the customer checks we received and approximately 78% and 79%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers' bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the years ended December 31, 2004 and 2003 were approximately $83.4 million and $60.0 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers' returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

  We are subject to credit risk as a result of our arrangements with lending banks. The lending banks' failure to honor their obligations to us could have a material adverse effect on our business, results of operations and financial condition.

        Under the agency business model, all charges of fees and/or interest paid by a lending bank's customers are deposited directly to the lending bank's bank account. We invoice the lending bank for the processing, marketing and servicing fees payable to us by such bank. In addition, each lending bank is responsible for making payments to us if actual payday cash advances losses are less than the bank's contractually obligated portion of the losses. We are subject to the risk that the lending banks may fail to pay all or a portion of the amounts due to us or that they fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

  If our estimates of payday cash advance losses are not adequate to absorb losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

        We maintain an allowance for doubtful accounts for estimated losses for payday cash advances we make directly to consumers under the standard business model and an accrual for excess bank losses for our share of losses on payday cash advances we process, market and service for lending banks under the agency business model. To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we consider the amount of outstanding payday cash advances owed to us, the amount of payday cash advances owed to the lending banks and serviced by us, historical payday cash advances we have charged off, our current collection patterns and the current economic trends in the markets we serve. As of December 31, 2004, our allowance for doubtful accounts was $29.2 million and our accrual for excess bank losses was $3.2 million. These amounts, however, are estimates, and if our actual payday cash advance losses are greater than our allowance for doubtful accounts or if the actual losses on the advances made by the lending banks are greater than our accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

        With respect to the payday cash advances that we process, market and service for the lending banks, as of December 31, 2004, our aggregate contingent liability was $61.8 million and this amount was not included on our balance sheet. We could be obligated to pay this amount to the lending banks if the lending banks' payday cash advances were to become uncollectible. The accrual for excess bank losses that was reported in our accrued liabilities in our balance sheet was $3.2 million as of December 31, 2004. Our accrual for excess bank losses is, however, an estimate. If actual payday cash advance losses are greater than our recorded accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

  Our ability to manage our growth may deteriorate, and our ability to execute our growth strategy may be adversely affected.

        We have experienced substantial growth in recent years. Our growth strategy, which is based on rapidly opening a large number of payday cash advance centers in existing and new markets, is subject to significant risks. We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new payday cash advance centers or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened payday cash advance center place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

        In addition, our ability to execute our growth strategy will depend on a number of other factors, some of which may be beyond our control, including:

  •
  the prevailing laws and regulatory environment of each state in which we operate or seek to operate, which are subject to change at any time;

  •
  our ability to obtain and maintain any regulatory approvals, government permits or licenses that may be required;

  •
  the degree of competition in new markets and its effect on our ability to attract new customers;

  •
  our ability to compete for expansion opportunities in suitable locations;

  •
  our ability to recruit, train and retain qualified personnel;

  •
  our ability to adapt our infrastructure and systems to accommodate our growth; and

  •
  our ability to obtain adequate financing for our expansion plans.

        We cannot assure you that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. Additional expansion may further strain our management, financial and other resources. Our future results of operations will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas we do not currently serve.

  We may incur substantial additional debt, which could adversely affect our business, results of operations and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

        We have had, and expect to continue to have from time to time, a significant amount of debt and may incur additional debt in the future. As of December 31, 2004, our total debt was approximately $46.6 million and our stockholders' equity was approximately $296.3 million. Our significant amount of debt could have important consequences to our business. For example, it could:

  •
  restrict our operational flexibility through restrictive covenants that will limit our ability to make acquisitions, explore certain business opportunities, dispose of assets and take other actions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business;

  •
  limit our ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our debt instruments;

  •
  make us vulnerable to interest rate increases, because a portion of our borrowings is, and will continue to be, at variable rates of interest;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for working capital, capital expenditures and our growth strategy; and

  •
  place us at a disadvantage compared to our competitors that have proportionately less debt.

        The terms of our debt limit our ability to incur additional debt but do not prohibit us from incurring additional debt. If current debt levels increase, the related risks that we now face will also increase.

        If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to seek refinancing of all or a portion of our indebtedness or obtain additional financing in order to meet our obligations with respect to our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on satisfactory terms or at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the terms of our debt.

  We depend on loans from banks to operate our business. If banks decide to stop making loans to companies in the payday cash advance services industry, it could have a material adverse affect on our business, results of operations and financial condition.

        We depend on borrowings under our revolving credit facility to fund payday cash advances, capital expenditures to build new centers and other needs. One major regional bank announced that it had revised its credit policies to prohibit future loans to companies engaged in the payday cash advance services or car title lending industries in a letter that the bank filed with the Federal Reserve Board in connection with the bank's application for approval of an acquisition. The bank's letter referred to comments filed by certain consumer advocacy organizations in connection with the bank's application, and stated that it had revised its credit policies "after considering the potential reputational risks and consumer harm" that could result from lending to companies in these industries. While this bank is not one of our existing lenders under our revolving credit facility, if our current or potential credit banks decided not to lend money to companies in the payday cash advance services industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition.

  Our revolving credit facility contains restrictions and limitations that could significantly affect our ability to operate our business.

        Our revolving credit facility contains a number of significant covenants that could adversely affect our business. These covenants restrict our ability, and the ability of our subsidiaries to, among other things:

  •
  incur additional debt;

  •
  create liens;

  •
  effect mergers or consolidations;

  •
  make investments, acquisitions or dispositions;

  •
  pay dividends or make other payments;

  •
  enter into certain sale and leaseback transactions;

  •
  become subject to further restrictions on the creation of liens; and

  •
  have foreign subsidiaries.

        The breach of any covenants or obligation in our revolving credit facility will result in a default. If there is an event of default under our revolving credit facility, the lenders under the revolving credit facility could cause all amounts outstanding there under to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other existing or future debt instruments. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy. If we are unable to repay, refinance or restructure our indebtedness under our revolving credit facility, the lenders under that facility could proceed against the collateral securing that indebtedness. Our obligations under the revolving credit facility are guaranteed by each of our existing and future subsidiaries. The borrowings under the revolving credit facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit facility are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

  We are a holding company with no operations of our own and we depend on our subsidiaries for cash. If our subsidiaries do not generate a sufficient amount of cash that they can provide to us, our liquidity and ability to service our indebtedness, fund our operations or pay dividends on our common stock would be harmed, any of which could have a material adverse effect on our business, results of operations and financial condition.

        We have no operations of our own and derive substantially all of our cash flow and liquidity from our subsidiaries and from our borrowings. We have substantial contractual commitments and debt service obligations. We depend on distributions from our subsidiaries and borrowings to meet our contractual commitments and debt service obligations and to pay dividends on our common stock. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to meet our contractual commitments, to pay our indebtedness, to pay dividends on our common stock or to fund our other liquidity needs. Certain states require us to maintain some minimum net worth or liquidity based on the number of payday cash advance centers we operate in the state and other factors. These requirements may restrict our subsidiaries' ability to pay dividends or make other distributions to us. In order to comply with these requirements, we were required to maintain cash and cash equivalents at our subsidiaries in an aggregate amount of $10.1 million and $9.1 million as of December 31, 2003 and 2004, respectively. In addition, if we undertake additional expansion efforts in the future, our cash requirements may increase significantly. Because of this, we may not have enough cash flow to meet our future liquidity needs, which may have a material adverse effect on our business, results of operations and financial condition.

  Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our results of operations and stock price.

        Our business is seasonal due to the impact of fluctuating demand for payday cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers' receipt of income tax refunds. Our provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers' receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt, pay dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

        In addition, our quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of these seasonal fluctuations. If they do so, our quarterly revenues and results of operations may be difficult to forecast. This difficulty in forecasting could cause our future quarterly results of operations to not meet the expectations of securities analysts or investors. Our failure to meet quarterly expectations could cause a material drop in the market price of our common stock.

  Because we maintain a significant supply of cash in our payday cash advance centers, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers.

        Because our business requires us to maintain a significant supply of cash in each of our payday cash advance centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $1.2 million (0.21% of total revenues) in the year ended December 31, 2004, $1.7 million (0.4% of total revenues) in 2003 and $2.2 million (0.6% of total revenues) in 2002. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our payday cash advance centers. We could experience liability or adverse publicity arising out of such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

  Any disruption in the availability of our information systems could adversely affect operations at our payday cash advance centers.

        We rely upon our information systems to manage and operate our payday cash advance centers and business. Each payday cash advance center is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, results of operations and financial condition.

  Our auditors concluded that, as of June 30, 2004, there was a significant deficiency in our internal controls.

        Under standards established by the Public Company Accounting Oversight Board, we had a significant deficiency in our financial reporting internal controls as of June 30, 2004. In Auditing

Standard No. 2 issued in March 2004, the Public Company Accounting Oversight Board defined a "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. Under this new standard, our independent auditors concluded, and we agreed, that a significant deficiency existed relating to our financial reporting capability as a public company. The significant deficiency was determined to exist based on the need to increase our existing finance department resources to be able to prepare financial statements that are fully compliant with all SEC reporting guidelines on a timely basis, as well as based on the failure to properly apply two financial pronouncements: (i) FASB Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (ii) FASB Financial Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. We required additional technical assistance from our independent auditors in applying the provisions of FIN 45 to the agency business model transactions and in applying the provisions of FIN 46 to our related party lease transactions as well as to comply with the disclosure requirements of these pronouncements. We have been operating as a private company since inception until our initial public offering in December 2004. To address this deficiency and in connection with becoming a public company, we are enhancing our financial reporting capability by investing in additional personnel, hiring (in December 2004) a director of accounting and reporting and creating an internal audit department, all of which will increase our costs. We cannot assure you that these measures or any future measures will enable us to remedy this significant deficiency or avoid other significant deficiencies in the future.

  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and comply with the Sarbanes-Oxley Act of 2002.

        Effective internal controls are necessary for us to provide reliable financial reports, including reports on internal controls required under the Sarbanes-Oxley Act of 2002, and assist in the prevention of fraud. If we cannot provide reliable financial reports, our results of operations could be misstated and our reputation may be harmed. Historically, we may not have maintained a system of internal controls that was adequate for a public company, and in preparing the financial statements included in this Annual Report we placed only limited reliance on our historical internal control structure. We cannot assure you that the measures we have taken to date or any future measures will ensure that we will be able to implement and maintain adequate controls over our future financial processes and reporting. If we are unable to implement and maintain adequate internal controls in the future, our business, results of operations and financial condition could be materially adversely affected.

  Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations and financial condition.

        Our headquarters building is located in Spartanburg, South Carolina. Our information systems and administrative and management processes are primarily provided to our zone and regional management and to our payday cash advance centers from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged our headquarters. Any of these catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

  Potential future acquisitions could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, results of operations and financial condition.

        We may consider acquisitions of companies, technologies and products that we feel could accelerate our ability to compete or allow us to enter new markets. Acquisitions involve numerous risks, including:

  •
  difficulties in integrating operations, technologies, accounting and personnel;

  •
  difficulties in supporting and transitioning customers of our acquired companies;

  •
  diversion of financial and management resources from existing operations;

  •
  risks of entering new markets;

  •
  potential loss of key employees; and

  •
  inability to generate sufficient revenues to offset acquisition costs.

        Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate, either of which could have a material adverse effect on our business, results of operations and financial condition.

  If we lose key management or are unable to attract and retain the talent required for our business, our business, results of operations and financial condition could suffer.

        Our future success depends to a significant degree upon the members of our senior management, particularly William M. Webster IV, our Chief Executive Officer, John T. Egeland, our President, and John I. Hill, our Executive Vice President and Chief Financial Officer. Mr. Webster is our co-founder and has been instrumental in the development of the regulatory and legislative framework in which we operate. Messrs. Egeland and Hill have been instrumental in procuring capital and executing our growth strategies and in providing expertise in managing our operations. The loss of the services of one or more members of senior management could harm our business and development. None of Messrs. Webster, Egeland or Hill has an employment agreement with us, and we do not maintain key man life insurance policies with respect to any of our employees. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, our business, results of operations and financial condition could suffer.

  Regular turnover among our managers and employees at our payday cash advance centers makes it more difficult for us to operate our payday cash advance centers and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

        In the year ended December 31, 2004, the turnover among our payday cash advance center managers was approximately 44% and among our other payday cash advance center employees was approximately 81%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our payday cash advance center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our payday cash advance centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

  We used to be taxed as an S corporation under Subchapter S of the Internal Revenue Code and claims of taxing authorities related to our prior status as an S corporation could harm us.

        Between October 1, 2001, and the closing of our initial public offering on December 21, 2004, we were taxed as a "pass-through" entity under Subchapter S of the Internal Revenue Code. Currently, we are taxed as a C corporation under Subchapter C of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If our tax returns for the years in which we were an S corporation were to be audited by the Internal Revenue Service or another taxing authority and we were determined not to have qualified for, or to have violated, our S corporation status, we could be obligated to pay back taxes, interest and penalties. These amounts could include taxes on all of our net income while we were an S corporation (which was approximately $225.0 million from October 1, 2001 through December 20, 2004). Any such claims could result in additional costs to us and could have a material adverse effect on our business, results of operations and financial condition.

  Unauthorized use of our intellectual property by third parties may damage our brand.

        Unauthorized use of our intellectual property by third parties may damage our brand and our reputation and could result in a loss of customers. It may be possible for third parties to obtain and use our intellectual property without our authorization. Third parties have in the past infringed or misappropriated our intellectual property or similar proprietary rights. For example, competitors of ours have used our name and other trademarks of ours on their websites to advertise their financial services. We believe infringements and misappropriations will continue to occur in the future.

Risks Related to Our Common Stock

        Our executive officers, directors and pre-IPO stockholders may be able to exert significant control over our future direction.

        Our executive officers, directors and pre-IPO stockholders together control approximately 71% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

  The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

        From time to time, we may consider opportunities to acquire payday cash advance companies or businesses. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing stockholders' investments could be diluted. Furthermore, we may decide to incur debt to fund all or part of the costs of an acquisition and may later issue additional shares of common stock to reduce that debt or to provide funds for future acquisitions. The issuance of additional shares of common stock for those purposes would also dilute our existing stockholders' investments.

  Applicable laws and our certificate of incorporation and bylaws may discourage takeovers and business combinations that our stockholders might consider in their best interest.

        State laws and our certificate of incorporation and bylaws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

        State laws and our certificate of incorporation and bylaws may also make it difficult for stockholders to replace or remove our directors. These provisions may facilitate entrenchment of directors that may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

        The following provisions that are included in our certificate of incorporation and bylaws have anti-takeover effects and may delay, defer or prevent a takeover attempt that our stockholders might consider in their best interests. In particular, our certificate of incorporation and bylaws:

  •
  permit our Board of Directors to issue one or more series of preferred stock;

  •
  prohibit stockholders from filling vacancies on our Board of Directors;

  •
  prohibit stockholders from calling special meetings of stockholders and from taking action by written consent;

  •
  impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings; and

  •
  require the approval by the holders of at least 80% of the voting power of our outstanding capital stock entitled to vote on the matter for the stockholders to amend the provisions of our bylaws and certificate of incorporation described in the second through fourth bullet points above and in this bullet point.

        In addition, many of our subsidiaries are licensed by, and subject to, the regulatory and supervisory jurisdiction of the states where they do business. Under change in control statutes of some of these states, any person, acting alone or with others, who is seeking to acquire, directly or indirectly, 5% or more of our outstanding common stock may need to be approved by the authorities within those states. As a result, prospective investors who intend to acquire a substantial portion of our common stock may need to be aware of and to comply with those state requirements, to the extent applicable.

        In addition, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an "interested stockholder" to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock.

  We can redeem your common stock if you are or if you become a disqualified person.

        Federal and state laws and regulations applicable to providers of payday cash advance services may now or in the future restrict direct or indirect ownership or control of providers of payday cash advance services by disqualified persons (such as convicted felons). Our certificate of incorporation provides that we may redeem shares of your common stock to the extent deemed necessary or advisable, in the sole judgment of our Board of Directors, to prevent the loss of, or to secure the reinstatement or renewal of, any license or permit from any governmental agency that is conditioned upon some or all of the holders of our common stock possessing prescribed qualifications or not possessing prescribed disqualifications. The redemption price will be the average closing sale price per share of our common stock during the 20-trading-day period ending on the second business day preceding the redemption date fixed by our Board of Directors. At the discretion of our Board of Directors, the redemption price may be paid in cash, debt or equity securities or a combination of cash and debt or equity securities.

  Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock and the issuance of additional shares will dilute all other stockholdings.

        Sales of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of March 15, 2005, there were approximately 84 million shares of our common stock outstanding. All of the 24,725,000 shares of common stock sold in our initial public offering are freely tradable in the public market, except for any shares sold to our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and any shares purchased through our directed share program, if the purchaser acquired in excess of 100 shares, which are subject to 180-day lock-up agreements and restrictions imposed by the National Association of Securities Dealers, Inc. The approximately 58 million shares of our common stock outstanding prior to our initial public offering that were not sold in the offering and the 724,947 shares issued in connection with our acquisition of two aircraft that we use and the entity that owns our headquarters building, will also be saleable to the public under Rule 144. In addition, our certificate of incorporation permits the issuance of up to approximately 166.0 million additional shares of common stock after this offering. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase our shares in this offering.

        We, each of our directors and senior officers, and our pre-IPO stockholders have agreed, with limited exceptions, that we and they will not, without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the underwriters, during the period ending June 13, 2005 (180 days after our initial public offering), among other things, directly or indirectly, offer to sell, sell or otherwise dispose of any shares of our common stock or file a registration statement with the SEC relating to the offering of any shares of our common stock.

        On December 21, 2004, certain of our existing stockholders entered into a registration rights agreement with us. Pursuant to that registration rights agreement, and after the lock-up agreements pertaining to our initial public offering expire, these stockholders may demand that we register under the Securities Act for resale all or a portion of the approximately 36 million shares of our common stock held by the stockholders who are a party to that agreement. Registration of the sale of these shares of our common stock would facilitate their sale into the public market. If, upon the expiration of the 180-day lock-up period, any of our pre-IPO stockholders sell a large number of shares, the market price of our common stock could decline.

        Immediately after the lock-up agreements expire or are earlier waived by Morgan Stanley & Co. Incorporated, up to approximately 59 million of the shares outstanding prior to our initial public offering will be eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

        Additionally, shares registered under the registration statement on Form S-8 filed by us on December 16, 2004 will be available for sale into the public markets, subject to the vesting of restricted stock and to the exercise of future issued options, if any.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. All statements other than historical information or statements of current condition contained in this Annual Report, including statements regarding our future financial performance, our business strategy and expected developments in the payday cash advance services industry, are forward-looking statements. The words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "should," "would," "could," "estimate," "continue" and similar expressions are intended to identify forward-looking statements.

        We have based these forward-looking statements on management's current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

  •
  federal and state governmental regulation of payday cash advance services, short-term consumer lending and related financial services businesses;

  •
  current and future litigation and regulatory proceedings against us, including but not limited to those against us in Florida, Georgia and North Carolina;

  •
  our relationships with the lending banks and with the banks party to our revolving credit facility;

  •
  the possibility that we may have to permanently cease our operations in Georgia and North Carolina;

  •
  theft and employee errors;

  •
  the availability of adequate financing, suitable payday cash advance centers and experienced management employees to implement our growth strategy;

  •
  the accuracy of our estimates of payday cash advance losses;

  •
  increases in interest rates, which would increase our borrowing costs;

  •
  the fragmentation of the payday cash advance services industry and competition from various other sources, such as other payday cash advance providers, small loan providers, short-term consumer lenders, banks, savings and loans and other similar financial services entities, as well as retail businesses that offer consumer loans or other products or services similar to those offered by us;

  •
  customer demand and response to services offered at our payday cash advance centers;

  •
  our lack of product and business diversification; and

  •
  the other matters set forth under "—Risk Factors" above.

        We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

        You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Annual Report, including under "—Risk Factors," "Item 1. Business" and in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. As of December 31, 2003, we had one interest rate swap outstanding with notional amount of $12.5 million, which converted a portion of our variable debt to a fixed rate of 4.78% plus a margin. We had no derivative financial instruments outstanding as of December 31, 2004.

        Our variable interest expense is sensitive to changes in the general level of interest rates. At December 31, 2003, the weighted average interest rate on our $128.6 million of variable interest debt was approximately 4.18%. The weighted average interest rate on our $39.5 million of variable interest debt as of December 31, 2004 was approximately 6.35%.

        We had total interest expense of $15.0 million, $16.0 million and $17.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $1.5 million in 2002, $1.7 million in 2003 and $2.4 million in 2004.

  Credit Risk

        Under the agency business model, all charges of fees and/or interest paid by a lending bank's customers are deposited directly to the lending bank's bank account. We invoice the bank for the processing, marketing and servicing fees payable to us by such bank. In addition, lending banks are responsible for making payments to us if actual payday cash advances losses are less than the payday cash advance losses retained by the lending banks. We are subject to the risk that the lending banks will fail to pay all or a portion of the amounts due to us or that they will fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Spartanburg, South Carolina March 28, 2005

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets
December 31, 2003 and 2004

(in thousands, except per share data)

	2003	2004
Assets
Current assets
Cash and cash equivalents	$10,484	$18,224
Advances and fees receivable, net	138,204	155,009
Deferred income taxes	—	3,141
Other current assets	3,119	9,887

Total current assets	151,807	186,261
Restricted cash	10,141	9,110
Property and equipment, net	51,474	72,247
Deferred income taxes	2,954	—
Goodwill, net	122,324	122,324
Other assets	9,343	7,597

Total assets	$348,043	$397,539

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,939	$13,911
Accrued liabilities	27,148	23,027
Income taxes payable	35	2,169
Accrual for excess bank losses	3,623	3,219
Current portion of long-term debt	309	471
Current portion of long-term debt with related parties	15,410	—

Total current liabilities	53,464	42,797
Revolving credit facility	128,642	39,506
Long-term debt	6,519	6,660
Long-term debt with related parties	68,379	—
Deferred income taxes	—	12,286

Total liabilities	257,004	101,249

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 81,530 shares issued and 68,667 outstanding at December 31, 2003 and 96,821 shares issued and 83,958 outstanding at December 31, 2004	815	968
Paid in capital	78,719	284,004
Paid in capital—unearned compensation	—	(3,451)
Retained earnings	49,228	52,492
Common stock in treasury (12,863 shares at cost)	(37,723)	(37,723)

Total stockholders' equity	91,039	296,290

Total liabilities and stockholders' equity	$348,043	$397,539

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income
Years Ended December 31, 2002, 2003, and 2004

(in thousands, except per share data)

	2002	2003	2004
Revenues:
Fees and interest charged to customers	$298,432	$362,262	$430,859
Processing, marketing and servicing fees	113,894	127,272	139,329

Total revenues	412,326	489,534	570,188
Provision for doubtful accounts and agency bank losses	(54,842)	(64,681)	(89,236)

Net revenues	357,484	424,853	480,952

Center Expenses:
Salaries and related payroll costs	117,036	131,369	160,047
Occupancy costs	43,620	51,798	67,305
Center depreciation expense	10,416	11,603	13,719
Advertising expense	23,921	23,857	26,082
Other center expenses	35,078	41,300	47,087

Total center expenses	230,071	259,927	314,240

Center gross profit	127,413	164,926	166,712
Corporate and Other Expenses (Income):
General and administrative expenses	32,033	35,066	42,081
General and administrative expenses with related parties	1,545	1,368	2,021
Corporate depreciation expense	2,796	3,433	3,942
Options purchase expense	21,462	3,547	—
Lending bank contract termination expense	—	6,525	—
Interest expense	6,981	5,971	7,303
Interest expense with related parties	7,992	10,012	9,862
Interest income	(318)	(86)	(161)
Loss on disposal of property and equipment	739	990	814
Loss on impairment of assets	—	—	1,288
Transaction related expense	—	—	2,466

Income before income taxes	54,183	98,100	97,096
Income tax expense	638	1,925	14,041

Net income	$53,545	$96,175	$83,055

Net income per common share
— basic	$0.78	$1.40	$1.20
— diluted	$0.71	$1.40	$1.20
Weighted average number of shares outstanding
Basic	69,042	68,667	69,126
Effect of dilutive option	5,896	120	—

Diluted	74,938	68,787	69,126

Pro Forma Data (unaudited):
Historical income before taxes			$97,096
Pro forma income tax expense			39,247

Net income adjusted for pro forma income tax expense			$57,849

Pro forma net income per common share
— basic			$0.84
— diluted			$0.84
Weighted average pro forma number of shares outstanding
Basic			69,126
Effect of dilutive option			—

Diluted			69,126

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2002, 2003, and 2004

(in thousands, except per share data)

							Common Stock In Treasury
	Common Stock
			Paid-In Capital	Paid-In Capital Unearned- Compensation	Retained Earnings	Other Comprehensive Loss
	Shares	Par Value					Shares	Amount	Total
Balances, January 1, 2002	81,530	$815	$78,719	$—	$40,992	$(1,665)	(3,857)	$(10,163)	$108,698
Purchase of treasury stock	—	—	—	—	—	—	(9,006)	(27,560)	(27,560)
Dividends paid ($0.58 per share)	—	—	—	—	(39,991)	—	—	—	(39,991)
Comprehensive income
Net income	—	—	—	—	53,545	—	—	—	53,545
Changes in fair value and amortization of interest rate swap	—	—	—	—	—	315	—	—	315

Total comprehensive income	—	—	—	—	—	—	—	—	53,860

Balances, December 31, 2002	81,530	815	78,719	—	54,546	(1,350)	(12,863)	(37,723)	95,007
Dividends paid ($1.48 per share)	—	—	—	—	(101,493)	—	—	—	(101,493)
Comprehensive income
Net income	—	—	—	—	96,175	—	—	—	96,175
Changes in fair value and amortization of interest rate swap	—	—	—	—	—	1,350	—	—	1,350

Total comprehensive income	—	—	—	—	—	—	—	—	97,525

Balances, December 31, 2003	81,530	815	78,719	—	49,228	—	(12,863)	(37,723)	91,039
Issuance of common stock	14,333	143	214,857	—	—	—	—	—	215,000
Common stock issuance costs	—	—	(20,099)	—	—	—	—	—	(20,099)
Issuance of common stock for purchase of aircraft	686	7	7,030	—	—	—	—	—	7,037
Issuance of common stock for acquisition of Church & Commerce	39	—	—	—	—	—	—	—	—
Issuance of restricted stock	233	3	3,497	(3,500)	—	—	—	—	—
Dividends paid ($1.15 per share)	—	—	—	—	(79,791)	—	—	—	(79,791)
Net income	—	—	—	—	83,055	—	—	—	83,055
Amortization of restricted stock	—	—	—	49	—	—	—	—	49

Balances, December 31, 2004	96,821	$968	$284,004	$(3,451)	$52,492	$—	(12,863)	$(37,723)	$296,290

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2003, and 2004

(in thousands)

	2002	2003	2004
Cash flows from operating activities
Net income	$53,545	$96,175	$83,055
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,212	15,036	17,661
Non-cash interest expense	1,636	1,065	906
Provisions for doubtful accounts and agency bank losses	54,842	64,681	89,236
Deferred income taxes	(1,852)	1,060	8,843
Loss on disposal of property and equipment	739	990	814
Loss on impairment of assets	—	—	1,288
Amortization of restricted stock	—	—	49
Changes in operating assets and liabilities
Other current assets	(5,612)	4,382	(6,768)
Other assets	(2,951)	(1,862)	3,908
Accounts payable	(1,454)	681	5,507
Accrued liabilities	10,689	1,245	(5,939)
Income taxes payable	(2,170)	(1,629)	2,134
Accrual for excess bank losses	3,163	(240)	(404)

Net cash provided by operating activities	123,787	181,584	200,290

Cash flows from investing activities
Changes in advances and fees receivable, net	(78,068)	(85,944)	(106,041)
Changes in restricted cash	(3,287)	(6,520)	1,031
Proceeds from note receivable	600	2,400	—
Proceeds from sale of property and equipment	70	43	23
Purchases of property and equipment	(11,275)	(21,437)	(28,448)

Net cash used in investing activities	(91,960)	(111,458)	(133,435)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	215,000
Common stock issuance costs	—	—	(20,099)
Payments on term loan	(75,000)	—	—
Proceeds from (payments on) revolving credit facility, net	80,868	28,455	(89,136)
Proceeds from mortgage payable	921	—	—
Payments on mortgage payable	(136)	(287)	(307)
Proceeds from note payable	—	—	610
Payments of dividends	(39,991)	(101,493)	(79,791)
Purchase of treasury stock	(10,902)	—	—
Payments on capital lease obligations	(62)	—	—
Payments of financing costs	(1,933)	(220)	(3,068)
Changes in book overdrafts	3,031	228	1,465
Proceeds from debt with related parties	—	7,000	—
Payments on debt with related parties	—	—	(83,789)

Net cash used in financing activities	(43,204)	(66,317)	(59,115)

Net (decrease) increase in cash and cash equivalents	(11,377)	3,809	7,740
Cash and cash equivalents, beginning of year	18,052	6,675	10,484

Cash and cash equivalents, end of year	$6,675	$10,484	$18,224

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2002, 2003, and 2004

(in thousands)

	2002	2003	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$12,531	$15,217	$19,236
Income taxes	4,660	2,494	2,271
Supplemental schedule of noncash investing and financing activity:
Issuance of note payable related to purchase of treasury stock	16,658	—	—
Property and equipment purchases included in accounts payable and accrued expenses	807	1,452	1,818
Issuance of note payable related to purchase of software	—	—	610
Issuance of common stock for purchase of aircraft	—	—	7,037
Deferred tax liability resulting from difference in book and tax basis of aircraft acquired	—	—	3,257

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements
December 31, 2002, 2003, and 2004

1.     Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Description of Business

        The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. ("AACACI"), its wholly owned subsidiaries (collectively, the "Company") and, prior to its acquisition on December 21, 2004, the one consolidated special purpose entity related to its corporate headquarters. All significant intercompany balances and transactions have been eliminated. Minority interest in consolidated variable interest entity represents equity that other investors have contributed to the one special purpose entity. As the cumulative distributions of the special purpose entity exceeded its cumulative net income, the excess distributions were recorded in the Company's consolidated financial statements.

        At December 31, 2004, the Company operated 2,408 payday cash advance centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash"). In each state, separate wholly owned subsidiaries own the payday cash advance centers operating as Advance America and as National Cash. In most states in which the Company conducts business it makes payday cash advances directly to customers (which is referred to as the standard business model). In other states in which the Company conducts business it acts as processing, marketing and servicing agent through its payday cash advance centers for Federal Deposit Insurance Corporation ("FDIC") insured, state-chartered banks that make payday cash advances to their customers pursuant to the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company acts as agent are referred to as the lending banks. As of December 31, 2004, the Company was making payday cash advances directly to customers under the standard business model in 1,868 payday cash advance centers in 29 states and serving as agent for the lending banks under the agency business model in 540 payday cash advance centers located in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

        Payday cash advances are small-denomination, short-term, unsecured cash advances that are typically due on the customers' next payday. In order for a new customer to be approved for a payday cash advance, a customer is required to have valid identification, a bank account, and a regular source of income, such as a job. At the inception of a payday cash advance transaction, the Company or the lending bank enters into an agreement with the customer governing the terms of the payday cash advance transaction. Typically, the agreement requires that the customer repay the payday cash advance in full on or before a specified due date, which is typically the customer's next payday. The customer then writes a personal check for the amount of the payday cash advance plus applicable charges for fees and/or interest in exchange for cash or a check drawn on the Company's or the lending bank's bank account. The agreement with the customer obligates the Company or the lending bank to defer the presentment or deposit of the customer's personal check until the due date of the payday cash advance. At the specified due date the customer is required to pay off the payday cash advance in full, which is usually accomplished by the customer returning to the payday cash advance center with cash. Upon a repayment in full, the customer's personal check is returned to the customer. If the customer does not repay the outstanding payday cash advance in full on or before the due date, the payday cash advance center will seek to collect from the customer directly and may deposit the customer's personal check.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2003 and 2004. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the FDIC.

Restricted Cash

        Restricted cash includes cash in certain money market accounts and certificates of deposit. Restricted cash is restricted due to certain states' liquidity requirements.

Revenue Recognition and Advances and Fees Receivable

        Revenues on payday cash advances can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized on payday cash advances made by the Company under the standard business model on a constant-yield basis ratably over the term of each payday cash advance. Under the agency business model, all charges of fees and/or interest paid by the lending banks' customers are deposited directly to the respective lending bank's bank account, and the Company's revenues consist of the processing, marketing and servicing fees payable to the Company by the lending banks. These fees include the losses for which the lending banks are contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each payday cash advance.

        Advances and fees receivable are carried at cost less unearned revenues and the allowance for doubtful accounts.

        When the bank returns a customer's check for non-sufficient funds, closed account or other reasons, the account is recognized as a returned item receivable and is included in advances and fees receivable, net. Returned item receivables were $20.2 million and $25.7 million at December 31, 2003 and 2004, respectively.

Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        The allowance for doubtful accounts represents management's estimate of the amount necessary to absorb probable inherent losses in advances and fees receivable and the accrual for excess bank losses relates to the contingent liability associated with advances and fees receivable made by the lending banks. The total estimated losses consist of (1) an allowance for doubtful accounts for estimated losses for payday cash advances under the standard business model (which is shown as a reduction in advances and fees receivable, net on the balance sheet) and (2) the amount accrued for excess bank losses for the Company's share of the losses on payday cash advances the Company processes, markets and services for the lending banks under the agency business model (which is reported as a current liability on the balance sheet in accrual for excess bank losses). The payday cash advances made and funded by the lending banks under the agency business model are not reflected on the Company's balance sheet within the advances and fees receivable, net because these advances are repayable solely to the lending banks and are assets of the lending banks. The lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. The portion of payday cash advances and fees deemed to be uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. The portion of payday cash advances made and fees and interest charged by the lending banks and deemed uncollectible is charged against the accrual for excess bank losses, and subsequent recoveries, if any, are credited to the accrual. Management believes that the allowance for doubtful accounts and accrual for excess bank losses are adequate. Management's ongoing evaluation of the adequacy of the allowance for doubtful accounts and accrual for excess bank losses is based on its evaluation of the payday cash advances outstanding, historical experience and such other factors that, in management's judgment, deserve consideration in estimating probable losses.

        The Company segregates its accounts receivable into payday advances receivable, fees and interest receivable, returned item receivables, lending bank receivables and other receivables. Payday advances receivable and fees and interest receivable include payday cash advances that have not been repaid. Returned item receivables include payday cash advances for which the customer's personal check has been deposited and the check has been returned due to non-sufficient funds in the customers' accounts or other reasons. Lending bank receivables include amounts due from the lending banks. Other receivables include other miscellaneous receivables.

        To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, the Company utilizes the following methodology:

  •
  On a state-by-state basis, the historical charge-off rate applicable in a particular state for a trailing 24-month period is applied to that state's currently outstanding payday cash advances and fees and/or interest receivable;

  •
  The need for additional reserves on receivables for deposited customer checks that are returned because of non-sufficient funds is analyzed using historical collection patterns;

  •
  An analysis is prepared addressing the potential impact of (i) new payday cash advance centers within the state, (ii) specific economic and regulatory conditions on collections at the state and local level, and (iii) such other factors that, in management's judgment, deserve consideration in estimating probable losses.

For advances and fees receivable under the standard business model, the estimate of uncollectible amounts is calculated pursuant to the foregoing methodology and is recorded as the allowance for doubtful accounts. Under the agency business model and pursuant to the Company's agreements with the lending banks, the estimate of uncollectible accounts is reduced by the amount of losses for which lending banks are contractually obligated and is recorded as an accrual for excess bank losses.

        Payday cash advance charge-offs include (1) the unpaid portion of checks deposited and subsequently returned due to non-sufficient funds in the customers' accounts or other reasons and (2) unpaid payday cash advances of customers who file for bankruptcy. Under the standard business model, the amount of the unpaid payday cash advances and the related fees and/or interest are charged off if a customer does not make payment of at least 15% of his or her outstanding balance within 60 days of the due date. Under the agency business model, the amount of the unpaid payday cash advances and the related fees and/or interest are generally charged off 60 days after the due date. Unpaid payday cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for excess bank losses may be necessary if conditions differ substantially from the Company's assumptions used in assessing their adequacy.

Property and Equipment

        Property and equipment, including improvements that significantly extend useful lives, are recorded at cost. Cost includes major expenditures for improvements and replacements that extend useful lives and interest costs associated with significant capital expenditures. Maintenance and repairs are expensed when incurred. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as follows: building, 40 years; aircraft, 20 years; land improvements, 7 years; leasehold improvements, office equipment and furniture, 3-5 years; and software, 3-5 years. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in income.

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company records impairment losses in the period in which it identifies such impairment. The Company had no such impairment losses in 2002 or 2003. The Company recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia. See Note 12 for further discussion of the Company's Georgia operations.

        The Company accounts for internally developed software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalizes internal use software if that software meets the following criteria:

  •
  The software is acquired, internally developed or modified solely to meet the Company's internal needs, and

  •
  No substantive plan exists or is being developed to market the software externally.

If these two criteria are met, the Company will capitalize labor costs of full-time and temporary employees working directly on the development or modification of internal use software and hardware and software purchased specifically for the internal use software. Capitalized costs are depreciated over the estimated useful lives of 3 to 5 years when the software is complete and ready for its intended use.

Cash Overdrafts

        The Company has included in accounts payable book overdrafts of $3.3 million and $4.7 million at December 31, 2003 and 2004, respectively.

Operating Leases

        The Company's payday cash advance center leases typically have a lease term of three years and contain lessee renewal options and cancellation clauses in the event of regulatory changes. Because of the economic penalties associated with relocating its payday cash advance centers, combined with the loss of customers and additional capital requirements, the Company typically renews its leases for one or more option periods. Accordingly, the Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured.

Concentration of Risk

        The Company originates, markets and services payday cash advances, under either the standard or agency business model, to a broad base of individuals in 34 states in the United States. For the years ended December 31, 2002, 2003 and 2004, total revenues within five states accounted for approximately 48%, 44% and 42%, respectively, of the Company's total revenues.

Advertising Costs

        Costs incurred for advertising are expensed when incurred.

Pre-opening Costs

        New cash advance center pre-opening costs are expensed when incurred.

Center Closing Costs

        Center closing costs represent management's estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expense related to closing a center. A liability for severance payments, which are paid in accordance with the Company's severance policy, is recognized when management (i) decides to close a center and this plan is unlikely to change, (ii) determines that an employee cannot be relocated to another center and (iii) informs the employee of the termination and the benefits that will be paid. The severance payment is recognized at the time the termination is communicated to the employee or, if the employee is required to continue service in order to receive the benefit, ratably until the center closes. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the lease's cease-use date. All other expenses are recorded when incurred.

Income Taxes

        Effective October 1, 2001, AACACI filed an election to convert to Subchapter S status. Certain subsidiaries also converted to Subchapter S status as part of this election. The Company terminated these elections on December 21, 2004. For the years ended December 31, 2002, 2003 and 2004, approximately 90%, 91% and 91%, respectively, of total revenues were attributable to companies that had elected Subchapter S status.

        Income taxes are accounted for under the asset and liability method for those subsidiaries that remained C corporations for all periods presented and for the period December 21, 2004 through December 31, 2004 for the Company. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Derivative and Hedging Activities

        The Company uses derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for trading purposes.

        In order to limit its exposure to interest rate fluctuations, the Company had an interest rate swap agreement that converted a portion of its variable rate debt outstanding under its credit facility to a fixed rate of 4.78% plus the margin. The notional amount of this swap was $42.5 million and $12.5 million at December 31, 2002 and 2003, respectively. The swap notional amount amortized by $2.5 million per month and matured on May 7, 2004. The interest rate swap was accounted for as a cash flow hedge. The fair value was recorded on the balance sheet with changes in the fair value recorded in other comprehensive income in stockholders' equity.

Earnings per Share

        Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options to purchase common stock. The exercise of 1,484,575 options was not considered in the year ended December 31, 2002 because the exercise of these options would have been antidilutive.

Stock-Based Compensation Plans

        The Company's stock-based compensation plans include the Stock Option Plan of Advance America, Cash Advance Centers, Inc., which was terminated in November 2002 (the "Former Plan") and the 2004 Omnibus Stock Plan which was approved by the Company's Board of Directors on August 3, 2004. For the years ended December 31, 2002 and 2003, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As allowed by SFAS No. 123, the Company applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for the Former Plan. Accordingly, compensation cost at the date of grant for stock options was measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee was required to pay to acquire the stock. If compensation cost at the date of grant for the Company's Former Plan had been determined based on the fair value at the grant date for awards under the plans consistent with the method established by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31,

2002, 2003 and 2004 would approximate the pro-forma amounts below (in thousands, except per share data):

	2002	2003	2004
Net income, as reported	$53,545	$96,175	$83,055
Stock-based compensation included in reported net income(1)	21,462	3,547	—
Total stock-based compensation expense determined under fair value method for all awards(1)	(584)	(166)	—

Pro-forma net income	$74,423	$99,556	$83,055

Earnings per share
Basic—as reported	$0.78	$1.40	$1.20
Basic—pro-forma	1.08	1.45	1.20
Diluted—as reported	0.71	1.40	1.20
Diluted—pro-forma	0.99	1.45	1.20
Weighted average number of shares outstanding:
—basic	69,042	68,667	69,126
—diluted	74,938	68,787	69,126

(1)
The Company's compensation adjustments are not net of tax for the years ended December 31, 2002 and 2003 due to AACACI's S Corporation status for those years.

        During 2002, the Company redeemed or provided for the redemption of options granting individuals the option to purchase 6,724,721 shares of the Company's common stock under the Former Plan. During the fourth quarter of 2003, the Company redeemed or provided for the redemption of all remaining options outstanding under the Former Plan.

        On December 21, 2004, the Company granted $3.5 million of restricted shares of common stock under the Company's 2004 Omnibus Stock Plan. Restricted stock was granted to certain directors, officers and employees based on the initial public offering price of $15 per share, resulting in the issuance of 233,329 shares of common stock. This restricted stock will vest over a three-year period, with one-third vesting in each year. For the year ended December 31, 2004, the Company adopted SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123 (R)"). As required by SFAS No. 123 (R), the Company used the fair value method of accounting for compensation cost for the restricted stock. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and will be recognized over the service period. Total compensation expense for the restricted stock was approximately $49,000 for the year ended December 31, 2004.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. Actual results could differ from these estimates. Significant estimates include the determination of the allowance for doubtful accounts, accrual for excess bank losses, accounting for income taxes, self-insurance accruals for workers' compensation and medical insurance and fair value of goodwill under required impairment analysis.

Risks and Uncertainties

        The Company's future operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to differ materially from expectations include, but are not limited to: application of laws and regulations to the Company's business, as more fully disclosed in Note 2; the Company's ability to manage credit risk; continued access to revolving credit facilities; and interest rate fluctuation on variable rate debt. The Company manages these risks through political and legal efforts, continual evaluation of payday cash advance loss experience and interest rate hedging instruments, respectively.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including cash and cash equivalents, advances and fees receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Treasury Stock

        The Company's Board of Directors periodically authorizes the repurchase of common stock. The Company's repurchases of shares of common stock are recorded as "Common stock in treasury" and result in a reduction of stockholders' equity. When treasury shares are reissued, the Company uses a first-in, first-out method. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in-capital. Losses on sales of treasury stock are charged to additional paid in capital to the extent that previous net "gains" from sales or retirements are included therein, otherwise to retained earnings.

Business Segment

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance. For purposes of disclosure required by SFAS No. 131, the Company operates in one segment, payday cash advances to individuals.

Recently Issued Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company adopted the recognition requirements of FIN 45 on January 1, 2003 and the adoption did not have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 148"). This Statement amended SFAS No. 123 ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 beginning with the year ended December 31, 2002.

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Many variable interest entities ("VIE") have commonly been referred to as special-purpose entities or off-balance sheet structures. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company's corporate headquarters was constructed and financed through a special purpose entity ("SPE") in 2001, which was controlled and owned by the Company's Chairman of the Board and certain of its stockholders. The Company acquired the SPE simultaneously with the closing of the Company's Initial Public Offering. The SPE was consolidated under prior accounting literature and continued to be consolidated in accordance with FIN 46 until the Company's acquisition of the SPE. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123 (R)"). This statement requires public companies to measure the cost of share-based employee compensation at fair value and to recognize such cost in the financial statements over the requisite service period. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion 25. SFAS No. 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Because the Company does not file as a small business issuer, SFAS No. 123 (R) is first effective for the Company's interim reporting period ending September 30, 2005. However, as permitted by SFAS No. 123 (R) paragraph 73, the Company has elected early adoption and has adopted SFAS No. 123 (R) for the year ended December 31, 2004. The adoption of SFAS No. 123 (R) did not have a material impact on the Company's financial position or results of operations.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation.

2.     Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2004, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of December 31, 2004, the Company operated in 29 of these 37 states under the standard business model and in one of these 37 states under the agency business model.

        The Company does not conduct business in the remaining seven of these 37 states or in the District of Columbia because the Company does not believe it is as economically attractive at this time to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 13 of the 50 states did not have laws specifically authorizing the payday cash advance business. As of December 31, 2004, the Company operated in four of these 13 states under the agency business model, serving as processing, marketing and servicing agent through its payday cash advance centers for four lending banks that make payday cash advances to their customers in those states.

        The Company's payday cash advance centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting a payday cash advances business in the state.

        Although states provide the primary regulatory framework under which the Company offers payday cash advance services, certain federal laws also impact the business. The Company's payday cash advance services are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices, and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

        The Company's marketing efforts and the representations it makes about payday cash advance services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. These statutes generally prohibit unfair or deceptive conduct.

        The FTC has not initiated any formal actions against the Company. However, in December 2002, the FTC requested that at least two payday cash advance providers, including the Company, respond to a series of questions and document requests concerning their operations. Although it does not appear to the Company that the FTC intends to become more aggressive in regulating the payday cash advance services industry, these requests may indicate a desire by the FTC to become more involved in the policing and enforcement of the payday cash advance services industry in the future.

        The four lending banks for which the Company currently acts as processing, marketing and servicing agent are subject to federal and state banking regulations. As FDIC insured, state-chartered banks, the lending banks are subject to supervision by the FDIC. Additionally, the lending banks are subject to regular examination by other state and federal regulatory authorities. Because of the Company's contractual relationships with the lending banks, the Company's own activities regarding the lending banks' payday cash advances are also subject to examination by the FDIC and these other regulatory authorities. To the extent an examination involves a review of the lending banks' payday cash advances and related processes, a regulatory authority may require the Company to provide information, grant access to its payday cash advance centers, personnel and records and alter its business practices or prevent the lending banks from providing payday cash advances using agents such as the Company. Any of these actions could have a material adverse impact on the Company's business, results of operations and financial condition.

        Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

3.     Processing, Marketing and Servicing Arrangements

        The Company is party to processing, marketing and servicing agreements ("PM&S Agreements") with the lending banks. The Company's processing, marketing and servicing duties typically include the following:

  a)
  taking in applications from prospective customers of the lending bank;

  b)
  submitting the applications for approval or denial to the lending bank's independent, third-party credit scoring agent;

  c)
  depending on whether the application is approved or denied, providing the customer with a lending bank contractual agreement or an adverse action letter;

  d)
  collecting repayments from the lending bank's customers and depositing them in the lending bank's bank accounts;

  e)
  if repayment is not received from a customer, commencing collection activities to collect on the amount owed to the lending bank; and

  f)
  undertaking various marketing efforts on behalf of the lending bank.

Under these PM&S Agreements, the Company is compensated by the lending banks for processing, marketing and servicing the payday cash advances the lending banks make to their customers. Although the Company processes, markets and services payday cash advances made by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers' applications and determining whether the payday cash advance is approved. The Company is not involved in the lending banks' payday cash advance approval process or the determination of their payday cash advance approval procedures or criteria, and the Company does not fund or acquire any payday cash advances from the lending banks. The payday cash advances are repayable solely to the lending banks and are assets of the lending banks; accordingly, they are not included in the Company's balance sheet. The lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. If actual payday cash advance losses exceed the percentage specified in the lending banks' PM&S Agreement, the Company's processing, marketing and servicing fee is reduced by the excess, which the Company refers to as excess bank losses. If actual payday cash advance losses are less than the loss percentage specified in the PM&S Agreement, the Company's processing, marketing and servicing fee is increased by the difference. As a result, if the amount of a lending bank's uncollected payday cash advances exceed the lending bank's contractual obligations, the Company would likely be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. The lending banks typically charge-off payday cash advances sixty days past the original due date of the payday cash advance, if full payment is not received. The outstanding balances of the lending bank advances and fees receivable serviced by the Company were approximately $58.3 million and $61.8 million at December 31, 2003 and 2004, respectively.

        During 2001, the Company entered into a note agreement in which the Company loaned a lending bank $3.0 million for five years. Monthly principal payments of $50,000 plus interest were due through 2006. The note bore interest at 8% per annum, increasing by 2% each year. During 2002, a regulator filed an enforcement action regarding this lending bank's payday lending activities. In March 2003, the Company paid this lending bank $6.3 million to terminate the two existing contracts to process, market and service on behalf of the bank in Pennsylvania and North Carolina. The lending bank repaid the note in full. The Company now processes, markets and services loans in Pennsylvania and North Carolina for another lending bank.

4.     Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2003	2004
Payday advances receivable	$123,422	$137,309
Fees and interest receivable	19,920	21,942
Returned items receivable	20,168	25,705
Lending bank receivable	7,702	10,762
Other	1,348	1,833
Allowance for doubtful accounts	(23,021)	(29,221)
Unearned revenues	(11,335)	(13,321)

Advances and fees receivable, net	$138,204	$155,009

5.     Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2002	2003	2004
Beginning balance	$16,903	$18,091	$23,021
Provision for doubtful accounts	37,627	46,552	67,169
Charge-offs	(47,496)	(51,873)	(73,839)
Recoveries	11,057	10,251	12,870

Ending balance	$18,091	$23,021	$29,221

        Changes in the accrual for excess bank losses were as follows (in thousands):

	2002	2003	2004
Beginning balance	$700	$3,863	$3,623
Provision for agency bank losses	17,215	18,129	22,067
Charge-offs	(19,187)	(24,531)	(29,323)
Recoveries	5,135	6,162	6,852

Ending balance	$3,863	$3,623	$3,219

        The provision for agency bank losses consists of those losses for which the lending banks under the agency business model are contractually obligated and an estimate by which actual losses will differ from the lending banks' contractual obligation (which is referred to as provision for excess bank losses).

6.     Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	2003	2004
Land and land improvements	$1,479	$1,479
Leasehold improvements	26,476	34,467
Office furniture and equipment	50,612	62,511
Software	9,752	10,861
Building	5,293	5,293
Aircraft	—	10,294
Construction in progress	3,909	6,766

Property and equipment	97,521	131,671
Less accumulated depreciation	(46,047)	(59,424)

Property and equipment, net	$51,474	$72,247

7.     Goodwill, net

        Goodwill represents the excess cost over the fair value of assets acquired and, prior to January 1, 2002, was being amortized over fifteen years under the straight-line method. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, effective January 1, 2002, the Company no longer recorded approximately $10 million of amortization each year relating to its existing goodwill. The Company tests its goodwill for impairment annually or if there is a significant change in the business environment. The results of the 2002, 2003 and 2004 tests indicated there was no impairment.

8.     Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2003	2004
Employee compensation	$10,028	$9,678
Health and dental insurance	2,864	3,364
Interest	3,007	30
Workers' compensation	3,331	3,521
Advertising	1,351	261
Legal	1,369	827
Accrued construction in progress	1,452	1,818
Other	3,746	3,528

Total	$27,148	$23,027

9.     Revolving Credit Facilities and Long-Term Debt

Revolving Credit Facilities

        On September 30, 2002, the Company amended and restated its prior credit facility to provide a $150 million revolving credit facility, including the issuance of up to $10 million in letters of credit (the "2002 Facility"). On September 30, 2003, the Company amended the 2002 Facility to permit the payment of a $30 million cash dividend to the Company's stockholders and to extend the termination date to September 30, 2006.

        On July 16, 2004, the Company amended and restated its 2002 Facility. This facility, as subsequently amended (the "2004 Facility") provides the Company with a $265 million revolving line of credit, including the ability to issue up to $20 million in letters of credit and permits the payment of a $50 million cash dividend to the Company's stockholders. The maturity date of the 2004 Facility is July 16, 2009. The Company has the option to (i) increase the 2004 Facility by an additional $10 million and (ii) extend the maturity date to July 16, 2010, in each case upon satisfaction of certain covenants and conditions. In connection with this amendment, the Company incurred $3.1 million in loan origination costs that were capitalized in other assets and are being amortized over the remaining term of the 2004 Facility.

        The 2002 Facility and the 2004 Facility (collectively, the "Facilities") are collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. The 2004 Facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1 million in the aggregate could cause all amounts outstanding under the 2004 Facility to become due and payable. The Company was in compliance with all covenants at December 31, 2004.

        Borrowings under the Facilities consisted of Base Rate Loans or Eurodollar Loans, or a combination thereof. Base Rate Loans bore interest at the greater of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate in effect on such day plus an amount that varied based upon the Company's Consolidated Senior Leverage Ratio (the Margin). Eurodollar Loans bore interest at the 1-Month, 2-Month, 3-Month or 6-Month LIBOR rate plus the Margin.

        In order to limit its exposure to interest rate fluctuations, the Company had an interest rate swap agreement that converted a portion of its variable rate debt outstanding under the 2002 Facility to a fixed rate of 4.78% plus the Margin. The notional amount of this swap was $42.5 million and $12.5 million at December 31, 2002 and 2003, respectively. The swap notional amount amortized by $2.5 million per month and matured on May 7, 2004.

        The weighted average interest rate was 4.18% for the 2002 Facility at December 31, 2003 and 6.35% for the 2004 Facility at December 31, 2004.

        Total commitment fees paid were $0.2 million, $0.2 million, and $0.5 million for the years ended December 31, 2002, 2003, and 2004, respectively.

        The carrying value of the revolving credit facility approximated its fair value at December 31, 2003 and 2004.

        The Company had the following standby letters of credit outstanding at December 31, 2004 (in thousands):

Workers' compensation and general liability insurance	$5,877
State of Kentucky Department of Financial Institutions, licensing requirement	200

$6,077

        The standby letters of credit in the amount of $5.9 million posted by the Company as required by its casualty insurance carriers secure the ultimate outstanding workers' compensation and general liability insurance claims that are the liability of the insured under workers' compensation and general liability large deductible policies elected by the Company. This liability, which is being secured by the letters of credit, is limited by insurance on a per claim and aggregate stop loss basis. The standby letter of credit in the amount of $0.2 million has been posted by the Company for the benefit of the State of Kentucky to meet state capital requirements.

Long-Term Debt and Long-Term Debt with Related Parties

        Long-term debt and long-term debt with related parties consists of the following (in thousands):

	2003	2004
National Cash Advance subordinated debt	$42,242	$—
Stock repurchase subordinated debt	22,990	—
Notes payable to stockholders	18,558	—
Mortgage payable	6,827	6,521
Note payable	—	610

Total long-term debt	90,617	7,131
Less current portion	(15,719)	(471)

Long-term debt	$74,898	$6,660

        The National Cash Advance subordinated debt, which was unsecured and subordinate to the Facilities, was issued in connection with the Company's acquisition of National Cash and was amended on September 30, 2002. The National Cash Advance subordinated debt is included in long-term debt with related parties in the accompanying consolidated balance sheets. The maturity date and interest rate for $30.7 million of this debt was extended from October 15, 2004 to October 15, 2007 and increased from 10% to 13% effective October 1, 2002, respectively. This debt was repaid on December 21, 2004. The remaining $11.5 million of the National Cash Advance subordinated debt was not amended, bore interest at a rate of 10% and was repaid upon its maturity on October 15, 2004.

        The stock repurchase subordinated debt, which was unsecured and subordinate to the Facilities, was issued in connection with purchases of common stock that is now included in Treasury Stock, and was amended on September 30, 2002. The stock repurchase subordinated debt is included in long-term debt with related parties in the accompanying consolidated balance sheets. The maturity date and interest rate for $16.4 million of this debt was extended from October 15, 2004 to October 15, 2007 and increased from 10% to 13% effective October 1, 2002, respectively. $3.8 million of the remaining stock repurchase subordinated debt was not amended, bore interest at a rate of 10% and was repaid upon its maturity date on October 15, 2004. The remaining $2.8 million of the stock repurchase subordinated debt was amended to increase the interest rate from 10% to 13% and was repaid on December 21, 2004.

        The notes payable to stockholders (the "Notes"), which were unsecured and subordinate to the Facilities and the National Cash Advance subordinated debt, were amended on September 30, 2002. The Notes are included in long-term debt with related parties in the consolidated balance sheets. The maturity date was extended from December 31, 2004 to October 15, 2007 and the interest rate was increased from 8.25% to 13% effective October 1, 2002, respectively. These Notes were repaid on December 21, 2004.

        The Company's corporate headquarters building was constructed and financed through a SPE in 2001, which was controlled and owned by the Company's Chairman of the Board and certain of the Company's stockholders. Prior to December 21, 2004, the Company had no ownership interest in the SPE; however, the SPE was consolidated under prior accounting literature and continued to be consolidated in accordance with FIN 46 until the Company's acquisition of the SPE. The SPE owns the Company's headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements and building) was $5.9 million at December 31, 2003 and $5.6 million at December 31, 2004.

        The fair value of the National Cash Advance subordinated debt, stock repurchase subordinated debt, notes payable to stockholders and mortgage payable is estimated using a discounted cash flow analysis and was approximately $77.5 million and $7.1 million at December 31, 2003 and 2004, respectively.

        Interest expense, and interest expense net consists of the following (in thousands):

	2002	2003	2004
Interest expense:
National Cash Advance subordinated debt	$4,456	$5,144	$4,791
Stock repurchase subordinated debt	2,444	2,874	2,725
Notes payable to stockholders	1,092	1,994	2,346
Mortgage payable	394	510	498
Facilities	5,087	4,552	6,113
Amortization of deferred financing costs	1,636	1,065	906
Capitalized interest on internally developed software	(158)	(242)	(259)
Other	22	86	45

Total interest expense	14,973	15,983	17,165
Interest income	318	86	161

Interest expense, net	$14,655	$15,897	$17,004

        Revolving credit facility and long-term debt maturities for each of the next five years ended December 31, 2005 and thereafter are (in thousands):

2005	$471
2006	474
2007	507
2008	542
2009	40,051
Thereafter	4,592

Total	$46,637

10.   Income Taxes

        Income tax expense consisted of the following (in thousands):

	2002	2003	2004
Current
Federal	$314	$—	$1,101
State	2,176	865	4,098

	2,490	865	5,199
Deferred	(1,852)	1,060	8,842

Total	$638	$1,925	$14,041

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2002	2003	2004
Statutory income tax rate	35.0%	35.0%	35.0%
S corporation income not subject to tax	(34.0)	(33.3)	(29.9)
Conversion to C corporation status	—	—	6.4
State income taxes, net	0.1	0.2	2.8
Other	0.1	0.1	0.2

Effective income tax rate	1.2%	2.0%	14.5%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2003	2004
Deferred tax assets
Accrued expenses	$—	$2,762
Bad debts	—	1,819
Net operating loss carryforwards	2,954	845
Other	—	35

Total deferred tax assets	2,954	5,461
Deferred tax liabilities
Goodwill	—	(7,877)
Depreciation	—	(1,882)
Prepaid expenses	—	(1,590)
Book vs tax basis difference for aircraft	—	(3,257)

Total deferred tax liabilities	—	(14,606)

Net deferred tax asset (liability)	$2,954	$(9,145)

        From October 1, 2001 through December 20, 2004, AACACI was treated for federal and certain state income tax purposes as an S corporation under the Internal Revenue Code and comparable state laws. As a result, AACACI's earnings were taxed for federal and most state income tax purposes directly to AACACI's stockholders rather than to AACACI. On December 21, 2004, AACACI revoked its status as an S Corporation and is now taxed as a C corporation. As a result of the revocation of its S corporation status, AACACI recorded a net deferred tax liability and corresponding income tax expense on the revocation date of $8.4 million.

        As of December 31, 2003 and 2004, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $11.8 million and $3.4 million, respectively, which will begin to expire in 2014. A valuation allowance has not been recorded because management believes it is more likely than not that all of the related deferred tax asset will be realized.

11.   Stock Plans

        The Company's Former Plan provided for the granting of stock options to certain officers and key employees (the "Grantees") to purchase shares of common stock in the Company. Options granted under the Former Plan vested ratably over a four-year period and expired ten years from the date of grant. No stock options were granted after 2001 under the Former Plan.

        The stock options granted in 2001 were at the estimated fair value of the stock at the grant date. A summary of stock option activity and weighted average exercise prices follows:

	2002		2003
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	8,084,200	$1.07	858,475	$3.13
Granted	—		—
Purchased	6,724,721	$0.74	858,475	$3.13
Forfeited	501,004	$1.34	—

Outstanding, end of period	858,475	$3.13	—

Options exercisable	440,139		—
Shares of stock outstanding	68,666,661		68,666,661

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes multiple pricing model.

        During 2002, the Company purchased options granting individuals the right to purchase 6,724,721 shares of the Company's common stock under the Former Plan. During the fourth quarter of 2003, the Company purchased or provided for the redemption of the remaining outstanding options outstanding under the Former Plan. Total consideration for the options, including administrative costs, was $21.5 million and $3.5 million for the years ended December 31, 2002 and 2003, respectively, which amounts are included in the accompanying consolidated statements of income as options purchase expense.

        On August 3, 2004, the Board approved the 2004 Omnibus Stock Plan with 4,250,000 authorized shares of common stock. The Omnibus Stock Plan provides for the granting of stock options or other stock awards to officers and other key individuals to purchase shares of common stock of the Company. No options have been granted under the new plan. On December 21, 2004, the Company issued 233,329 shares of restricted stock under this new plan. The shares will vest over a three-year period, with one-third vesting in each year. The market value of the restricted shares was $3.5 million at the date of grant and was recorded as unearned compensation, a component of stockholders' equity. This amount is being amortized and charged to expense ratably over the vesting period. Compensation expense for the year ended December 31, 2004 for the restricted stock was approximately $49,000. At December 31, 2004, the weighted-average grant date fair value for all outstanding shares of restricted stock was $15 per share.

12.   Commitments and Contingencies

Legal Proceedings

        The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities.

        In July 2002, the Industrial Loan Commissioner for Georgia issued an examination certificate to the Company seeking to investigate whether the Company had complied with the Georgia Industrial Loan Act. On August 2, 2002, the Company and BankWest, the lending bank for whom the Company acted as processing, marketing and servicing agent in Georgia, filed suit against the Commissioner in the Superior Court for Fulton County, Georgia seeking to enjoin him from enforcing the examination certificate and proceeding with an examination. Later, the Commissioner served BankWest and the

Company with administrative subpoenas seeking the production of loan documents, customer information and contractual and financial documentation relating to the Company regarding BankWest's payday advance program in Georgia. In the Company's lawsuit against the Commissioner the Company sought a declaration that the Company, as BankWest's agent, BankWest and BankWest's payday cash advances in Georgia were exempt from the Georgia Industrial Loan Act, and therefore the Commissioner should be enjoined from enforcing the examination certificate and administrative subpoenas. The Georgia Superior Court issued an order granting a motion for summary judgment made by the Commissioner and denying the Company's motion for summary judgment. This order was appealed to and affirmed by the Georgia Court of Appeals. The Company filed a Petition for Certiorari to the Georgia Supreme Court, which was denied in September 2004, thereby permitting the Commissioner's examination to proceed. If the outcome of the Commissioner's examination is adverse to the Company, it could have a material adverse effect on the Company's business, results of operation and financial condition by possibly forcing the Company to permanently cease operations in Georgia.

        In the Spring of 2004, Georgia adopted a statute, which became effective in May 2004, that effectively prohibits payday cash advance services in the state and effectively restricts the Company's ability to act as processing, marketing and servicing agent for a lending bank in the state. On April 9, 2004, the Company, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State, seeking declaratory and injunctive relief. The relief sought is a declaration from the District Court that the recently passed Georgia anti-payday cash advance law is unconstitutional and is preempted by federal law and should not be enforceable. The District Court issued a temporary restraining order preventing the Georgia law from taking effect until May 15, 2004. Subsequently, on May 13, 2004, the District Court issued an order denying the Company's motion for an injunction but extending the temporary restraining order until May 25, 2004. On May 25, 2004, upon expiration of the temporary restraining order, the Georgia law took effect. Accordingly, the Company suspended operations at its payday cash advance centers in Georgia. The Georgia operations, which comprised 4.7% and 1.1% of the Company's net revenues for the years ended December 31, 2003 and 2004, respectively, were no longer generating revenue at December 31, 2004. The Company estimates that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, the Company estimates that it will cost approximately $1.0 million (which includes lease cancellation costs of $0.6 million) to shut down the Georgia operations completely. The Company has appealed the District Court's order to the U.S. Court of Appeals for the Eleventh Circuit and on July 21, 2004, the Court of Appeals heard oral arguments on the appeal. The Company is awaiting the decision of the Court of Appeals. The Company cannot predict when the Court of Appeals will issue a decision on the Company's appeal. An adverse ruling by the Eleventh Circuit regarding the Company's argument that state law is preempted by federal law could have negative consequences not only as controlling authority in the Eleventh Circuit but also as persuasive authority in other jurisdictions presented with similar questions of law. Because the Eleventh Circuit has not yet issued a decision, the Company recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia.

        Currently, the Company and certain of its officers, directors, owners and "stakeholders" are defending two putative class action lawsuits, one in North Carolina (filed in July 2004) and one in Georgia (filed August 2004), where the plaintiffs are alleging, among other things, that the Company, and not the lending bank, is the "true lender" and is therefore offering usurious payday cash advances in violation of numerous consumer protection statutes. On July 27, 2004, three customers of Republic, the lending bank for whom the Company process, market and service payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company, its subsidiary that operates in North Carolina and William M. Webster, IV, the Company's Chief Executive Officer, alleging, among other things, that the relationship between the Company's subsidiary that operates in North Carolina and Republic is a "rent a charter" relationship and therefore the bank is not the "true lender" on the payday cash advances. The lawsuit also claims that the payday cash advances are made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the Company from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. The case is in its preliminary stages. Thus far the only substantive motions the Company has filed are motions to (1) dismiss or stay proceedings and (2) compel arbitration. On November 19, 2004, plaintiffs filed a motion seeking class certification. On November 16, 2004, the North Carolina Superior Court denied the Company's motion to have the case designated as a complex business case and assign it to the North Carolina Business Court and instead granted the plaintiffs' motion to designate the case as exceptional and assign it to a specific Superior Court judge. The ruling does not express any opinion on the merits of the case. Plaintiffs' counsel indicated at the hearing held prior to the ruling, and in papers filed in support of their motion for class certification (which has not yet been fully briefed or set for a hearing), that the distributions to the Company's stockholders of substantially all of the net income earned by the Company in the form of cash dividends may be the subject of a fraudulent conveyance claim. At the hearing, plaintiffs' counsel indicated that they might seek injunctive relief to return such payments or to hold them in escrow pending a judgment in this lawsuit. Plaintiffs' complaint contains a fraudulent conveyance claim but seeks no specific relief with respect to that claim. On December 1, 2004, the North Carolina Supreme Court Chief Justice signed a commission appointing a judge to hear the case. On March 10, 2005, the judge heard arguments on the motions to stay discovery pending a decision on arbitrability. The Company is currently awaiting the judge's ruling on this motion. An adverse ruling in this case could have a material adverse effect on the Company's results of operations and financial condition, including possibly forcing the Company to cease its operations in North Carolina. In addition, in September 2004, Republic filed an action in federal court in North Carolina against the three plaintiffs who have sued the Company, seeking a declaratory judgment that all disputes their customers have shall be submitted to arbitration and an injunction preventing the plaintiffs from pursuing disputes in a non-arbitral forum. A motion to dismiss Republic's lawsuit was granted on February 10, 2005 on grounds that Republic lacked standing. On February 18, 2005 Republic filed a motion to alter or amend the judgment and for reconsideration.

        On August 6, 2004, two customers of BankWest, the lending bank for whom the Company processed, marketed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, its subsidiary in Georgia, William M. Webster, IV and several of the Company's unnamed officers, directors, owners and "stakeholders," alleging many different causes of action, most notably that the Company has been making illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest is not the "true lender" on the loans that the Company processes, markets and services for BankWest in Georgia and that the Company is the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. The Company has removed the case to federal court and filed an answer denying the allegations and asserting the defense of arbitration as well as other defenses. The plaintiffs filed a motion in September 2004 to remand the case to Georgia state court to which the Company has responded. In September 2004, the Company filed a declaratory judgment action in federal court in Georgia against the Georgia class action plaintiffs seeking a declaratory judgment that all disputes relating to the loans by BankWest shall be submitted to arbitration and plaintiffs shall be prohibited from pursuing loan related disputes in a non-arbitral forum. A hearing was held on December 14, 2004. Although no formal opinion was issued, the court indicated it was likely to place the cases on hold until the Eleventh Circuit issues its ruling in BankWest vs. Baker, which challenges the constitutionality of Georgia's payday cash advance law and Jenkins vs. First American which involves the enforceability of an arbitration clause similar to the one at issue in the Company's case. On February 18, 2005 the Eleventh Circuit held in the Jenkins case that the arbitration ruling was enforceable and binding on the plaintiffs. On March 24, 2005, the court issued a formal opinion indicating that it was staying the case until the Eleventh Circuit issued its decision in BankWest v. Baker.

        The Company is involved in another case in Georgia that, while not a class action lawsuit, contains essentially the same allegations as the lawsuit discussed in the preceding paragraph. On March 10, 2003, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company's subsidiary in Georgia was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. The Company has filed a motion for Summary Judgment that the court has not yet ruled upon. The Company expects a ruling will occur once the decision is made by the Eleventh Circuit in BankWest vs. Baker. Although the amount in controversy in the case is only $350, the customer's underlying claims, if agreed with by the Bankruptcy Court, could serve as a basis for future claims against the Company in Georgia.

        The Company and certain of its officers, directors and employees are also defendants in two putative class-action lawsuits commenced by three of the Company's former customers in Florida. The first putative class action was filed by two customers in February 2001 in the Circuit Court of Palm Beach County against the Company's subsidiary, McKenzie Check Advance of Florida, LLC and certain other parties. The first lawsuit alleges that the Company engaged in unfair and deceptive trade practices and violated the Florida criminal usury statute, the Florida Consumer Finance Act, and Florida's Racketeer Influenced and Corrupt Organizations Act. The Company successfully moved to have one customer's case sent to arbitration and was awarded summary judgment as to another customer's claims. The arbitration order in the one customer's case is currently on appeal to the Florida Supreme Court and the summary judgment order in the other customer's case was reversed on August 11, 2004 by Florida's Fourth District Court of Appeals. The Company is appealing the Fourth District Court of Appeals' ruling. The suit seeks unspecified damages, and the Company could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. The Company expects to receive an order in the near future reversing the arbitration order as to the other customer based on another Florida Supreme Court decision on arbitration entitled Cardegna v. Buckeye Check Cashing, Inc.

        A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by two customers against the Company, its subsidiary in Florida and officers and directors of the subsidiary. The allegations are nearly identical to those alleged in their first lawsuit discussed in the preceding paragraph. The Company has filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court, and to compel arbitration. These motions have not been fully briefed or set for hearing yet.

        The Company is also a defendant in a lawsuit brought on behalf of a putative class of persons by a former customer in Tennessee. The customer on behalf of herself and others alleges that the Company's subsidiary, McKenzie Check Advance LLC, violated the terms of a class action settlement order by wrongfully collecting fees and advances from the class members during a period of time when collections were allegedly prohibited. The Tennessee Court of Appeals reversed the findings of the trial judge in the Company's favor and remanded the case for further findings of fact. The suit seeks unspecified damages, and the Company could be required to refund fees and advances collected and to pay other monetary penalties.

        In August 2004, the North Carolina Attorney General's Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company's North Carolina subsidiary and Republic. The Company believes the primary purpose of the investigation is to determine whether the Company's operations in North Carolina are in compliance with North Carolina law. The Company has cooperated with the investigation. A corporate representative appeared before the Commissioner, in closed session, on November 22, 2004, to provide factual information about the nature of the Company's business. In addition, the Company has provided written answers to clarifying questions from the Commissioner. Although no final determination has been reached by the Attorney General's office or the Commissioner of Banks in this matter, on February 1, 2005, the Commissioner of Banks issued a Notice that he was going to hold a hearing on this matter on April 19, 2005, or as soon thereafter as possible, regarding the Company's operations in North Carolina. The Attorney General for North Carolina as well as the class action plaintiffs in the North Carolina class action case have moved to intervene and participate in this hearing. The Attorney General has been granted the right to intervene and participate. The class action plaintiffs have been granted the right to submit an amicus brief. It is possible that the North Carolina Attorney General or the Commissioner of Banks for North Carolina may make a determination or finding that is adverse to the Company's business operations in the state. Specifically, the North Carolina Attorney General and Banking Commissioner potentially could bring an action for an injunction and monetary fines or issue a cease and desist order based on the following North Carolina statutes: Consumer Finance Act and/or Check Casher Act or other consumer protection statutes. Also, criminal prosecutions could be commenced for violation of certain North Carolina laws. This could result in the imposition of fines and the alteration or cessation of the Company's use of the agency business model in North Carolina. Net revenues from the Company's North Carolina operations were $23.6 million and $26.5 million for the years ended December 31, 2003 and 2004, respectively. As of December 31, 2004, it would cost approximately $7.8 million (which includes lease cancellation costs of $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) to shut down North Carolina operations completely. The Company does not believe that the cessation of the Company's North Carolina operations will result in any impairment of goodwill.

        In December 2003 and again in September 2004, the Company received a letter and subpoena from the Attorney General of West Virginia raising concerns that some of the Company's collection practices may violate the West Virginia Consumer Credit and Protection Act. The Company is cooperating with this inquiry. Although the Company does not currently have operations in West Virginia, some West Virginia residents visit the Company's payday cash advance centers in states bordering West Virginia in order to obtain payday cash advances. Since receiving the Attorney General's first letter the Company has discontinued collection visits in West Virginia and pursues collections there through phone calls and letters to customers.

        In addition to the cases discussed above, the Company is also involved in other litigation and administrative proceedings. This litigation includes employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws. The consequences of an adverse ruling in any current or future litigation or proceeding could have a material adverse effect on the Company's results of operations and financial condition. The amount of loss, if any, cannot be reasonably estimated.

Other Commitments and Contingencies

        The Company's processing, marketing and servicing agreements with the lending banks contain certain indemnification provisions. These provisions provide for indemnification by the Company for costs to the banks related to legal and regulatory actions surrounding payday cash advance activities.

        The Company is self-insured for certain elements of its employee benefits, including workers' compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

        Substantially all payday cash advance center locations and certain office equipment are leased from third party lessors under operating leases. Total rent expense in 2002, 2003 and 2004 was $31.8 million, $37.2 million and $48.8 million, respectively. As of December 31, 2004, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2005	$55,269
2006	44,630
2007	26,527
2008	10,522
2009	4,110
Thereafter	56

Operating lease obligations	$141,114

        The Company enters into agreements with vendors to purchase furniture, fixtures and other items used to open new payday cash advance centers. These purchase commitments typically extend for a period of two to three months after the opening of a new payday cash advance center. As of December 31, 2004, the Company's purchase obligations totaled approximately $2.0 million.

13.   Related Party Transactions

        The Company's corporate headquarters building was constructed and financed through a SPE in 2001, which was controlled and owned by the Company's Chairman and certain of the Company's stockholders. The SPE was determined to be a VIE and had been consolidated in accordance with FIN 46. The Company acquired the SPE on December 21, 2004 through the issuance of 38,730 shares of common stock and assumption of the mortgage payable.

        Prior to December 21, 2004, the Company leased two jet aircraft from Wyoming Associates, Inc. ("Wyoming"), an enterprise owned by the Company's Chairman. Wyoming was determined to be a VIE. The Company's leasehold interest in aircraft owned by Wyoming was deemed to be a variable interest in aircraft owned by Wyoming; however, the Company was not deemed to be the primary beneficiary. The Company leased, on a month-to-month basis, certain aircraft of Wyoming but did not provide guarantees related to the aircraft; therefore, the Company was not exposed to the losses of Wyoming. The Company acquired two jet aircraft from Wyoming on December 21, 2004 through the issuance of 686,217 shares of common stock, which the Board of Directors determined to be the fair value of the two aircraft. Expenses related to the lease of these aircraft consisted of the following (in thousands):

	2002	2003	2004
Lease expense	$1,272	$1,092	$1,132
Jet fuel	176	185	292
Hangar rent	79	79	79
Maintenance	18	12	14

Total	$1,545	$1,368	$1,517

        Beginning in December 2003, the Company also leased a plane from a stockholder and former director. Lease expense for the years ended December 31, 2003 and 2004 was $0 and $0.5 million, respectively. The Company terminated the lease as of September 1, 2004.

        The Company has entered into operating leases for payday cash advance centers and office space with companies controlled by or affiliated with the Company's Chairman and members of his family. Total lease expense and related expenses for these leases were approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        During 2002, the Company purchased 9,006,493 shares of treasury stock owned by certain stockholders for $27.6 million. The purchase was financed with a cash payment of $10.9 million and issuance of notes payable totaling $16.7 million.

14.   401(k) Plan

        The Company maintains a 401(k) Plan. Most employees working for the Company are eligible to participate in the 401(k) Plan. The Company made matching contributions of $0.2 million for the year ended December 31, 2002. The Company discontinued the matching contribution effective March 31, 2002.

15.   Capital Stock

        At December 31, 2003, authorized capital stock of the Company consisted of 10,000 shares of common stock without par value. Effective August 11, 2004, the Company filed an Amended and Restated Certificate of Incorporation, which increased the authorized common stock to 250 million shares and also authorized 25 milllion shares of par value $.01 per share preferred stock. In addition, the Board of Directors declared a 500,000-to-1 stock split of the common stock effected in the form of a stock dividend. The Company also converted its no par common into par value $.01 per share common. Effective November 23, 2004, the Board of Directors declared a 0.908439145-to-1 reverse stock split of the common stock. Each share of common stock is entitled to one vote. All common stock amounts have been adjusted retroactively to reflect these splits and par value conversion.

        On December 21, 2004, the Company completed the sale of 14.3 million shares of its common stock at an initial public offering price of $15 per share. The net proceeds of $194.9 million were used to repay borrowings under the Company's revolving credit facility and debt with related parties.

16.   Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2004 and 2003 is presented below ($ in thousands, except per share data):

	2004
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$95,315	$100,437	$115,656	$119,451	$430,859
Processing, marketing, and servicing fees	32,845	30,038	36,208	40,238	139,329

Total revenues	128,160	130,475	151,864	159,689	570,188
Provision for doubtful accounts and agency bank losses	(10,960)	(19,093)	(29,064)	(30,119)	(89,236)

Net revenues	117,200	111,382	122,800	129,570	480,952
Total center expenses	76,784	76,600	77,081	83,775	314,240

Center gross profit	40,416	34,782	45,719	45,795	166,712
Total corporate and other expenses	15,856	16,004	17,966	19,790	69,616

Income before income taxes	24,560	18,778	27,753	26,005	97,096
Income tax expense	819	703	792	11,727	14,041

Net income	$23,741	$18,075	$26,961	$14,278	$83,055

Net income per common share
—basic	$0.35	$0.26	$0.39	$0.20	$1.20
—diluted	$0.35	$0.26	$0.39	$0.20	$1.20
	2003
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$80,788	$83,075	$96,408	$101,991	$362,262
Processing, marketing, and servicing fees	28,014	30,886	32,933	35,439	127,272

Total revenues	108,802	113,961	129,341	137,430	489,534
Provision for doubtful accounts and agency bank losses	(7,254)	(13,527)	(19,551)	(24,349)	(64,681)

Net revenues	101,548	100,434	109,790	113,081	424,853
Total center expenses	61,727	64,009	63,634	70,557	259,927

Center gross profit	39,821	36,425	46,156	42,524	164,926
Total corporate and other expenses	20,731	13,899	13,633	18,563	66,826

Income before income taxes	19,090	22,526	32,523	23,961	98,100
Income tax (benefit) expense	(183)	450	269	1,389	1,925

Net income	$19,273	$22,076	$32,254	$22,572	$96,175

Net income per common share
—basic	$0.28	$0.32	$0.47	$0.33	$1.40
—diluted	$0.28	$0.32	$0.47	$0.33	$1.40

17.   Subsequent Events

        On February 14, 2005, the Company's Board of Directors declared a cash dividend of $0.09 per share of common stock, which was paid on March 10, 2005, to stockholders of record on February 28, 2005.

        On March 1, 2005, the FDIC issued revised Payday Lending Guidance (the "Guidance") to FDIC insured institutions that offer payday loans including the lending banks for which the Company acts as an agent. The Company is currently in the process of reviewing the revised Guidance together with the lending banks, who have until April 15, 2005 to respond to the FDIC. The revised Guidance targets the frequency of borrower usage of payday cash advances offered by FDIC insured institutions and will limit the period that a customer may have payday cash advances outstanding from any lender to three months during the previous twelve-month period. Based on an average term of approximately 15 days, this effectively caps the number of payday cash advances to six during any 12-month period. All payday cash advances made from any lender would count against such limit. The revised Guidance also suggests that lending banks may offer alternative longer-term products. It remains to be seen what procedures or alternative products, if any, may be proposed by the lending banks or accepted by the FDIC. The Company is therefore not yet able to measure the effect, financially or otherwise, the revised Guidance will have on the lending banks and subsequently on the agency business model. Moreover, there can be no assurance that the FDIC will accept any of the revised procedures or alternative products the lending banks may propose. Any of these developments could have a material adverse effect on the Company's agency business model and, in turn, on the Company's overall business, results of operations and financial condition.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes during the period covered by this report in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15(d)–15(f) of the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

        Our executive officers, their ages at March 15, 2005, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
William M. Webster, IV	47	Chief Executive Officer and Director
John T. Egeland	50	President
John I. Hill	52	Executive Vice President and Chief Financial Officer

        William M. Webster, IV co-founded our company with Mr. George D. Johnson, Jr. Mr. Webster has served as our Chief Executive Officer since our inception, and had served as Chairman of our Board of Directors from January 2000 until July 2004, when Mr. Johnson was elected to serve as our Chairman. From May 1996 to May 1997, Mr. Webster served as Executive Vice President of Education Management Corporation and was responsible for corporate development, human resources, management information systems, legal affairs and government relations. From October 1994 to October 1995, Mr. Webster served as Assistant to the President of the United States and Director of Scheduling and Advance. Mr. Webster served as Chief of Staff to U.S. Department of Education Secretary Richard W. Riley from January 1993 to October 1994. From November 1992 to January 1993, Mr. Webster was Chief of Staff to Richard W. Riley as part of the Presidential Transition team. From 1983 to 1992, Mr. Webster served as President of Carabo, Inc., which owned and operated 27 Bojangles Chicken and Biscuit restaurants in South Carolina. Mr. Webster currently serves on the board of directors of LKQ Corporation.

        John T. Egeland served as our Chief Financial Officer from January 1999 to January 2000 and has served as our President since January 2000. Prior to joining our company, Mr. Egeland served a total of nine years with Associates First Capital Corporation, a consumer finance company, most recently as Senior Vice President of Corporate Finance. Mr. Egeland has served in a number of executive management positions, with his focus being strategic development, financial reengineering and transition planning and implementation. From June 1998 to December 1998, Mr. Egeland served as Chief Financial Officer of Home Choice, Inc., from April 1997 to December 1997, Mr. Egeland served as Executive Vice President and Chief Financial Officer of Centex Corp., from August 1993 to August 1995, Mr. Egeland served as President of Gemini Exploration Co. and from September 1989 to August 1993, Mr. Egeland served as Executive Vice President and Chief Investment Officer of NorthPark Bank. From 1977 to 1982, Mr. Egeland was employed with National City Bank.

        John I. Hill has served as our Executive Vice President and Chief Financial Officer since January 2002. From July 1999 to December 2001, Mr. Hill was Executive Vice President and Chief Financial Officer of DHI, Inc., a consolidation of four companies providing staffing, security and contract services in sixteen states. Mr. Hill's other positions have included serving from April 1998 to April 1999, as Senior Vice President and Chief Financial Officer of Enterprise Computer Systems, a vertically integrated software and business-to-business e-commerce provider to the shelter industry, from May 1996 to April 1998 as Executive Vice President and Chief Financial Officer of Phoenix Wireless Group, a switching software and wireless local loop service provider in international markets and from December 1992 to May 1996 as Vice President and Chief Financial Officer of Dial Call Communications, Inc., a cellular provider. From 1979 through 1991, Mr. Hill worked with KPMG Peat Marwick.

Other Information

        The information set forth under the captions "Election of Our Board of Directors," "Executive and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" in the Proxy Statement for our 2005 annual meeting is incorporated herein by reference.

        We have a Code of Business Conduct and Ethics that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics on our website by going to the following address: http://aea.client.shareholder.com/downloads/CodeConduct.pdf, and clicking on the link for our Code of Business Conduct and Ethics. We will post on our website any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NYSE. You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address:

      Advance America, Cash Advance Centers, Inc.
      Attention: Corporate Secretary
      135 North Church Street
      Spartanburg, South Carolina 29306
      Telephone: 864-342-5600

        We were not required last year to submit a certification of our chief executive officer regarding compliance with NYSE rules because we did not have a public company annual meeting.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information contained under the captions "Executive and Director Compensation" and "Corporate Governance—Meeting and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for our 2005 annual meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Ratification of Our 2004 Omnibus Stock Plan—Description of the Omnibus Plan" and "Principal Stockholders" in the Proxy Statement for our 2005 annual meeting is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the caption "Certain Transactions" in the Proxy Statement for our 2005 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information contained under the caption "Appointment of Our Independent Auditors" in the Proxy Statement for our 2005 annual meeting is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)    Financial Statements

        The information required by this Item is included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

(a)(2)    Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto, included in "Item 8. Financial Statements and Supplementary Data" at Part II of this Annual Report.

(a)(3)    Exhibits:

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2(a)	2004 Omnibus Stock Plan.
10.2(b)	Form of Restricted Stock Agreement.
10.9	Letter agreement, dated July 23, 2003, between Advance America, Cash Advance Centers, Inc. and John I. Hill.

(b)    Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Registration Statement, on Form S-1, Registration No. 333-118227 (the "IPO Registration Statement")).
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the IPO Registration Statement).
4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the IPO Registration Statement).
10.1	Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1 to the IPO Registration Statement).
10.2(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).
10.2(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).
10.3	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the IPO Registration Statement).
10.4
Marketing and Servicing Agreement, dated as of March 27, 2003, between BankWest, Inc. and NCAS of Pennsylvania, LLC (incorporated herein by reference to Exhibit 10.7 to the IPO Registration Statement).

10.5
First Amendment to Marketing and Servicing Agreement, dated as of March 27, 2003, between BankWest, Inc. and NCAS of Pennsylvania, LLC (incorporated herein by reference to Exhibit 10.8 to the IPO Registration Statement).
10.6
Marketing and Servicing Agreement, dated as of July 31, 2001, between BankWest, Inc. and Advance America, Cash Advance Centers of Georgia, Inc. (incorporated herein by reference to Exhibit 10.9 to the IPO Registration Statement).
10.7
Third Amendment, dated July 29, 2004, to Marketing and Servicing Agreement, dated as of July 31, 2001, between BankWest, Inc. and Advance America, Cash Advance Centers of Georgia, Inc. (incorporated herein by reference to Exhibit 10.10 to the IPO Registration Statement).
10.8	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.11 to the IPO Registration Statement).
10.9	Letter agreement, dated July 23, 2003, between Advance America, Cash Advance Centers, Inc. and John I. Hill (incorporated herein by reference to Exhibit 10.12 to the IPO Registration Statement).
21.1	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)   Financial Statement Schedules:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Chairman of the Board and Director	March 30, 2005
/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
/s/ JOHN I. HILL John I. Hill	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2005
/s/ WAYNE W. HALL Wayne W. Hall	Controller	March 30, 2005
/s/ CLAIRE L. ARNOLD Claire L. Arnold	Director	March 30, 2005
/s/ STEPHEN K. BENJAMIN Stephen K. Benjamin	Director	March 30, 2005
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	March 30, 2005

/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	March 30, 2005
/s/ W. OLIN NISBET W. Olin Nisbet	Director	March 30, 2005

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ADVANCE AMERICA, CASH ADVANCE CENTERS, INC. Form 10-K For the year ended December 31, 2004
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
FORWARD-LOOKING STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Advance America, Cash Advance Centers, Inc. Consolidated Balance Sheets December 31, 2003 and 2004 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Income Years Ended December 31, 2002, 2003, and 2004 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2002, 2003, and 2004 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2003, and 2004 (in thousands)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Cash Flows (Continued) Years Ended December 31, 2002, 2003, and 2004 (in thousands)
Advance America, Cash Advance Centers, Inc. Notes to Consolidated Financial Statements December 31, 2002, 2003, and 2004
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURES