Form 10-Q
period 2005-03-31
Advance America, Cash Advance Centers, Inc.
filed 2005-05-16
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-32363

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2332639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 North Church Street
Spartanburg, South Carolina 29306

(Address of principal executive offices)

(Zip Code)

864-342-5600

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2005
Common Stock, par value $.01 per share	83,958,270 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the quarter ended March 31, 2005

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

The factors listed in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

Forward-looking statements speak only as of the date of this Quarterly Report. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2004 and March 31, 2005

(in thousands, except per share data)

	December 31, 2004	March 31, 2005
Assets
Current assets
Cash and cash equivalents	$18,224	$13,690
Advances and fees receivable, net	155,009	131,901
Deferred income taxes	3,141	2,444
Other current assets	9,887	10,156
Total current assets	186,261	158,191
Restricted cash	9,110	9,149
Property and equipment, net	72,247	71,456
Goodwill, net	122,324	122,324
Other assets	7,597	7,381
Total assets	$397,539	$368,501
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,911	$7,102
Accrued liabilities	23,027	27,457
Income taxes payable	2,169	3,105
Accrual for excess bank losses	3,219	2,330
Current portion of long-term debt	471	478
Total current liabilities	42,797	40,472
Revolving credit facility	39,506	—
Long-term debt	6,660	6,543
Deferred income taxes	12,286	12,878
Other liabilities	—	14
Total liabilities	101,249	59,907
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 83,958 outstanding as of December 31, 2004 and March 31, 2005	968	968
Paid in capital	284,004	283,835
Paid in capital—unearned compensation	(3,451)	(3,160)
Retained earnings	52,492	64,674
Common stock in treasury (12,863 shares at cost)	(37,723)	(37,723)
Total stockholders’ equity	296,290	308,594
Total liabilities and stockholders’ equity	$397,539	$368,501

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months Ended March 31, 2004 and 2005

(in thousands, except per share data)

	2004	2005
Revenues
Fees and interest charged to customers	$95,315	$105,156
Processing, marketing and servicing fees	32,845	33,227
Total revenues	128,160	138,383
Provision for doubtful accounts and agency bank losses	(10,960)	(10,091)
Net revenues	117,200	128,292
Center Expenses
Salaries and related payroll costs	39,876	42,048
Occupancy costs	15,280	19,127
Center depreciation expense	3,164	3,537
Advertising expense	6,824	5,245
Other center expenses	11,640	12,437
Total center expenses	76,784	82,394
Center gross profit	40,416	45,898
Corporate and Other Expenses (Income)
General and administrative expenses	10,124	11,738
General and administrative expenses with related parties	597	63
Corporate depreciation expense	999	1,077
Interest expense	1,412	826
Interest expense with related parties	2,600	—
Interest income	(36)	(91)
Loss on disposal of property and equipment	160	96
Income before income taxes	24,560	32,189
Income tax expense	819	12,451
Net income	$23,741	$19,738
Net income per common share—basic and diluted	$0.35	$0.24
Dividends declared per common share	$0.23	$0.09
Weighted average number of shares outstanding—basic and diluted	68,667	83,958
Pro Forma Data
Historical income before taxes	$24,560
Pro forma income tax expense	9,578
Net income adjusted for pro forma income tax expense	$14,982
Pro forma net income per common share—basic and diluted	$0.22
Weighted average pro forma number of shares outstanding—basic and diluted	68,667

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2005

(in thousands)

	2004	2005
Cash flows from operating activities
Net income	$23,741	$19,738
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,163	4,614
Non-cash interest expense	206	245
Provisions for doubtful accounts and agency bank losses	10,960	10,091
Deferred income taxes	(993)	1,289
Loss on disposal of property and equipment	178	96
Amortization of restricted stock	—	291
Changes in operating assets and liabilities
Other current assets	276	(269)
Other assets	(263)	(29)
Accounts payable	136	(3,760)
Accrued liabilities	6,235	3,155
Income taxes payable	1,077	936
Accrual for excess bank losses	(4,090)	(4,374)
Net cash provided by operating activities	41,626	32,023
Cash flows from investing activities
Changes in advances and fees receivable, net	15,809	16,502
Changes in restricted cash	1,478	(39)
Proceeds from sale of property and equipment	15	38
Purchases of property and equipment	(6,608)	(2,689)
Net cash provided by investing activities	10,694	13,812
Cash flows from financing activities
Payments on revolving credit facility, net	(49,277)	(39,506)
Common stock issuance costs	—	(169)
Payments on mortgage payable	(75)	(83)
Payments on note payable	—	(27)
Payments of dividends	(15,476)	(7,535)
Changes in book overdrafts	7,369	(3,049)
Net cash used in financing activities	(57,459)	(50,369)
Net decrease in cash and cash equivalents	(5,139)	(4,534)
Cash and cash equivalents, beginning of period	10,484	18,224
Cash and cash equivalents, end of period	$5,345	$13,690
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$4,039	$554
Income taxes	766	10,226
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,414	1,268
Restricted stock dividends payable	—	21

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement, have been included.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues on payday cash advances can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized on payday cash advances made by the Company under the standard business model on a constant-yield basis ratably over the term of each payday cash advance. Under the agency business model, all charges of fees and/or interest paid by the lending banks’ customers are deposited directly to the respective lending bank’s bank account, and the Company’s revenues consist of the processing, marketing and servicing fees payable to the Company by the lending banks. These fees include the losses for which the lending banks are contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each payday cash advance.

Concentration of Risk

The Company originates, markets and services payday cash advances, under either the standard or agency business model, to a broad base of individuals in 34 states in the United States. For the three months ended March 31, 2004 and 2005, total revenues within five states accounted for approximately 42.4% and 40.8%, respectively, of the Company’s total revenues.

Income Taxes

Effective October 1, 2001, AACACI filed an election to convert to Subchapter S status. Certain subsidiaries also converted to Subchapter S status as part of this election. The Company terminated these elections on December 21, 2004. For the three months ended March 31, 2004 approximately 95% of total revenues were attributable to companies that had elected Subchapter S status.

Income taxes have been accounted for under the asset and liability method since the Company terminated its S corporation election on December 21, 2004 and prior thereto for those subsidiaries that remained C corporations during the period the Company was an S corporation. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

2.   Processing, Marketing and Servicing Arrangements

The Company is party to processing, marketing and servicing agreements (“PM&S Agreements”) with the lending banks. The Company’s processing, marketing and servicing duties typically include the following:

a)               taking in applications from prospective customers of the lending bank;

b)              submitting the applications for approval or denial to the lending bank’s independent, third-party credit scoring agent;

c)               depending on whether the application is approved or denied, providing the customer with a lending bank contractual agreement or an adverse action letter;

d)              collecting repayments from the lending bank’s customers and depositing them in the lending bank’s bank accounts;

e)               if repayment is not received from a customer, commencing collection activities to collect on the amount owed to the lending bank; and

f)                 undertaking various marketing efforts on behalf of the lending bank.

The Company is compensated under these PM&S Agreements by the lending banks for processing, marketing and servicing the payday cash advances the lending banks make to their customers. Although the Company processes, markets and services payday cash advances made by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance is approved. The Company is not involved in the lending banks’ payday cash advance approval process or the determination of their payday cash advance approval procedures or criteria, and the Company does not fund or acquire any payday cash advances from the lending banks. The payday cash advances are repayable solely to the lending banks and are assets of the lending banks; accordingly, they are not included in the Company’s balance sheet. The lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. If actual payday cash advance losses exceed the percentage specified in the lending banks’ PM&S Agreement, the Company’s processing, marketing and servicing fee is reduced by the excess, which the Company refers to as excess bank losses. If actual payday cash advance losses are less than the loss percentage specified in the PM&S Agreement, the Company’s processing, marketing and servicing fee is increased by the difference. As a result, if the amount of a lending bank’s uncollected payday cash advances exceed the lending bank’s contractual obligations, the Company would likely be obligated to pay the lending bank the outstanding amount of the advances plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. The lending banks typically charge-off payday cash advances sixty days past the original due date of the payday cash advance if full payment is not received. The outstanding balances of the lending bank advances and fees receivable serviced by the Company were approximately $61.8 million and $46.3 million at December 31, 2004 and March 31, 2005, respectively.

On March 1, 2005, the FDIC issued revised Payday Lending Guidance (the “Guidance”) to FDIC insured institutions that offer payday cash advances, including the lending banks for which the Company acts as an agent. The revised Guidance targets the frequency of borrower usage of payday cash advances offered by FDIC insured institutions and will limit the period a customer may have payday cash advances outstanding from any lender to three months during the previous twelve-month period. Based on an average term of approximately 15 days, this effectively caps the number of payday cash advances that may be made to any customer to six during any 12-month period. All payday cash advances made from any lender would count against such limit. The revised Guidance also suggests that lending banks may offer alternative long-term products.

Each of the lending banks for which the Company acts as an agent has submitted to the FDIC a plan for implementation of the revised Guidance. However, none of the lending banks has received FDIC approval of its plan. As a result, the Company cannot determine at this time the extent to which the Guidance would financially or otherwise affect the agency business model. However, the cap on the number of payday cash advances will likely reduce the Company’s revenues and increase the Company’s costs in the states in which the Company operates its agency business model. Further, the FDIC may not accept any of the revised procedures or products the lending banks have proposed. If revised procedures or products are not approved by the FDIC by the June 1, 2005 effective date of the Guidance, or if the lending banks otherwise choose to discontinue providing payday cash advances, the Company could be required to substantially limit or discontinue its operations in some or all of the states in which it operates under the agency business model until such time as the lending banks receive FDIC approval of alternative products and state-wide customer databases are developed. Any of these developments could have a material adverse effect on the Company’s business, results of operations and financial condition.

3.   Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of (in thousands):

	December 31, 2004	March 31, 2005
Payday advances receivable	$137,309	$114,476
Fees and interest receivable	21,942	18,395
Returned items receivable	25,705	19,554
Lending bank receivable	10,762	10,493
Other	1,833	1,365
Allowance for doubtful accounts	(29,221)	(23,598)
Unearned revenues	(13,321)	(8,784)
Advances and fees receivable, net	$155,009	$131,901

4.   Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three months ended March 31, 2004 and 2005 were as follows (in thousands):

	2004	2005
Beginning balance	$23,021	$29,221
Provision for doubtful accounts	7,564	6,606
Charge-offs	(15,093)	(19,485)
Recoveries	5,137	7,256
Ending balance	$20,629	$23,598

Changes in the accrual for excess bank losses for the three months ended March 31, 2004 and 2005 were as follows (in thousands):

	2004	2005
Beginning balance	$3,623	$3,219
Provision for agency bank losses	3,396	3,485
Charge-offs	(6,975)	(7,803)
Recoveries	2,885	3,429
Ending balance	$2,929	$2,330

The provision for agency bank losses consists of those losses for which the lending banks under the agency business model are contractually obligated and an estimate by which actual losses will differ from the lending banks’ contractual obligation (which is referred to as provision for excess bank losses).

5.   Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	December 31, 2004	March 31, 2005
Employee compensation	$9,678	$12,196
Health and dental insurance	3,364	3,341
Workers’ compensation	3,521	3,668
Advertising	261	2,450
Legal	827	1,027
Accrued construction in progress	1,818	1,268
Other	3,558	3,507
Total	$23,027	$27,457

6.   Income Taxes

Income tax expense for the three months ended March 31, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Current
Federal	$—	$9,312
State	1,812	1,850
	1,812	11,162
Deferred	(993)	1,289
Total	$819	$12,451

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2004 and 2005 follows:

	2004	2005
Statutory income tax rate	35.0%	35.0%
S corporation income not subject to tax	(34.5)	—
State income taxes, net	2.2	4.3
Other	0.6	(0.6)
Effective income tax rate	3.3%	38.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2004	March 31, 2005
Deferred tax assets
Accrued expenses	$2,762	$2,842
Bad debts	1,819	1,375
Net operating loss carryforwards	845	575
Other	35	23
Total deferred tax assets	5,461	4,815
Deferred tax liabilities
Goodwill	(7,877)	(8,594)
Depreciation	(1,882)	(1,776)
Prepaid expenses	(1,590)	(1,637)
Book versus tax basis difference for aircraft	(3,257)	(3,242)
Total deferred tax liabilities	(14,606)	(15,249)
Net deferred tax liability	$(9,145)	$(10,434)

From October 1, 2001 through December 20, 2004, AACACI and substantially all of its subsidiaries (the “Subchapter S Companies”) were treated for federal and most state income tax purposes as an S Corporation under the Internal Revenue Code and comparable state laws. As a result, the Subchapter S Companies’ earnings were taxed for federal and most state income tax purposes directly to AACACI’s stockholders rather than to the Subchapter S Companies. On December 21, 2004, the Subchapter S Companies terminated their status as S Corporations and are now taxed as C corporations. As a result of the termination of the Subchapter S Companies’ S corporation status, the Company recorded a net deferred tax liability and corresponding income tax expense on the termination date of $8.4 million.

As of December 31, 2004 and March 31, 2005 the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $3.4 million and $2.6 million, respectively, which will begin to expire in 2014.

7.   Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities and is involved in various other legal proceedings with state and federal regulators.

In July 2002, the Industrial Loan Commissioner for Georgia issued an examination certificate to the Company seeking to investigate whether the Company had complied with the Georgia Industrial Loan Act. On August 2, 2002, the Company and BankWest, Inc. (“BankWest”), the lending bank for whom the Company acted as processing, marketing and servicing agent in Georgia, filed suit against the Commissioner in the Superior Court for Fulton County, Georgia seeking to enjoin him from enforcing the examination certificate and proceeding with an examination. Later, the Commissioner served BankWest and the Company with administrative subpoenas seeking the production of loan documents, customer information and contractual and financial documentation relating to the Company regarding BankWest’s payday advance program in Georgia. In the Company’s lawsuit against the Commissioner, the Company sought a declaration that the Company, as BankWest’s agent, BankWest and BankWest’s payday cash advances in Georgia were exempt from the Georgia Industrial Loan Act, and therefore the Commissioner should be enjoined from enforcing the examination certificate and administrative subpoenas. The Georgia Superior Court issued an order granting a motion for summary judgment made by the Commissioner and denying the Company’s motion for summary judgment. This order was appealed to and affirmed by the

Georgia Court of Appeals. The Company filed a Petition for Certiorari to the Georgia Supreme Court, which was denied in September 2004, thereby permitting the Commissioner’s examination to proceed. If the outcome of the Commissioner’s examination is adverse to the Company, it could have a material adverse effect on the Company’s business, results of operation and financial condition by possibly forcing the Company to permanently cease operations in Georgia. The Company’s case against the Commissioner has been stayed indefinitely pending the Eleventh Circuit’s decision in the BankWest, et al. vs. Baker, et al. case discussed in the next paragraph.

In the Spring of 2004, Georgia adopted a statute, which became effective in May 2004, that effectively prohibits payday cash advance services in the state and effectively restricts the Company’s ability to act as processing, marketing and servicing agent for a lending bank in the state. On April 9, 2004, the Company, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State (BankWest, et al. vs. Baker, et al. or “BankWest vs. Baker”), seeking declaratory and injunctive relief. The relief sought is a declaration from the District Court that the recently passed Georgia anti-payday cash advance law is unconstitutional and is preempted by federal law and should not be enforceable. The District Court issued a temporary restraining order preventing the Georgia law from taking effect until May 15, 2004. Subsequently, on May 13, 2004, the District Court issued an order denying the Company’s motion for an injunction but extending the temporary restraining order until May 25, 2004. On May 25, 2004, upon expiration of the temporary restraining order, the Georgia law took effect. Accordingly, the Company suspended operations at its payday cash advance centers in Georgia. Net revenues from the Company’s Georgia operations were approximately $4.4 million, or 3.8% of the Company’s net revenues, for the three months ended March 31, 2004. The Georgia operations have not generated revenue since operations were ceased in May 2004. The Company estimates that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, the Company estimates that it will cost approximately $1.0 million (which includes lease cancellation costs of approximately $0.6 million) to shut down the Georgia operations completely. The Company has appealed the District Court’s order to the U.S. Court of Appeals for the Eleventh Circuit and on July 21, 2004, the Court of Appeals heard oral arguments on the appeal. The Company is awaiting the decision of the Court of Appeals. The Company cannot predict when the Court of Appeals will issue a decision on the Company’s appeal. An adverse ruling by the Eleventh Circuit regarding the Company’s argument that state law is preempted by federal law could have negative consequences not only as controlling authority in the Eleventh Circuit but also as persuasive authority in other jurisdictions presented with similar questions of law. Because the Eleventh Circuit had not issued a decision, the Company recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia.

Currently, the Company and certain of its officers, directors, owners and “stakeholders” are defending two putative class action lawsuits, one in North Carolina (filed in July 2004) and one in Georgia (filed August 2004), where the plaintiffs are alleging, among other things, that the Company, and not the lending bank, is the “true lender” and is therefore offering usurious payday cash advances in violation of numerous consumer protection statutes.

•       On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom is a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company processes, markets and services payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company, its subsidiary that operates in North Carolina and William M. Webster, IV, the Company’s Chief Executive Officer, alleging, among other things, that the relationship between the Company’s subsidiary that operates in North Carolina and Republic is a “rent a charter” relationship and therefore the bank is not the “true lender” on the payday cash advances. The lawsuit also claims that the payday cash advances are made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the Company from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. The case is in its preliminary stages. Thus far the only substantive motions the Company has filed are motions to (1) dismiss or stay proceedings and (2) compel arbitration. On November 19, 2004, plaintiffs filed a motion seeking class certification. On November 16, 2004, North Carolina Superior Court Judge Ernest Fulwood denied the Company’s motion to have the case designated as a complex business case and assign it to the North Carolina Business Court and instead granted the plaintiffs’ motion to designate the case as exceptional and assign it to a special Superior Court judge. The ruling does not express any opinion on the merits of the case. Plaintiffs’ counsel indicated at the hearing held prior to the ruling, and in papers filed in support of their motion for class certification (which has not yet been fully briefed or set for a hearing), that the distributions to the Company’s stockholders of substantially all of the net income earned by the Company in the form of cash dividends may be the subject of a fraudulent conveyance claim. At the hearing, plaintiffs’ counsel indicated that they might seek injunctive relief to return such payments or to hold them in escrow pending a judgment in this lawsuit. Plaintiffs’ complaint contains a fraudulent conveyance claim but seeks no specific relief with respect to that claim. On December 1, 2004, North Carolina Supreme Court Chief Justice I. Beverly Lake, Jr. signed a commission appointing Special Superior Judge D. Jack Hooks, Jr. to hear the case. On March 10, 2005, the judge heard arguments on the motions to stay discovery pending a decision on arbitrability. The Company has not yet received an order, but the judge has indicated that he will allow discovery on the issues of arbitration, personal jurisdiction and class certification and then set a date to hear these motions together. An adverse ruling in this case could have a material adverse effect on the Company’s results of operations and financial condition, including possibly forcing the Company to cease its operations in North Carolina. In addition, in September 2004, Republic filed an action in federal court in North Carolina against the three plaintiffs who have sued the Company, seeking a declaratory judgment that all disputes their customers have shall be submitted to arbitration and an injunction preventing the plaintiffs from pursuing disputes in a non-arbitral forum. A motion to dismiss Republic’s lawsuit was granted on February 10, 2005 on grounds that Republic lacks standing. On February 18, 2005 Republic filed a motion to alter or amend the judgment and for reconsideration, which was denied on May 3, 2005.

•       On August 6, 2004, Tahisha King and James E. Strong, who are customers of BankWest, the lending bank for whom the Company processed, marketed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, its subsidiary in Georgia, William M. Webster, IV and several of the Company’s unnamed officers, directors, owners and “stakeholders,” alleging many different causes of action, most notably that the Company had been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest is not the “true lender” on the loans that the Company processes, markets and services for BankWest in Georgia and that the Company is the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company has removed the case to federal court and filed an answer denying the allegations and asserting the defense of arbitration as well as other defenses. The plaintiffs filed a motion in September 2004 to remand the case to Georgia state court to which the Company has responded. In September 2004, the Company filed a declaratory judgment action in federal court in Georgia against the Georgia class action plaintiffs seeking a declaratory judgment that all disputes relating to the loans by BankWest shall be submitted to arbitration and plaintiffs shall be prohibited from pursuing loan related disputes in a non-arbitral forum. A hearing was held on December 14, 2004. While no formal opinion was issued, the court indicated its intention to place the cases on hold until the Eleventh Circuit issues its ruling in BankWest vs. Baker, which challenges the constitutionality of Georgia’s payday cash advance law and Jenkins vs. First American, which involves the enforceability of an arbitration clause similar to the one at issue in the Company’s Georgia case. On February 18, 2005, the Eleventh Circuit held in the Jenkins case that the arbitration clause was enforceable and binding on the plaintiffs. On March 24, 2005, the court issued a formal opinion indicating that it was staying the King and Strong case until the Eleventh Circuit issued its decision in BankWest vs. Baker.

The Company is involved in another case in Georgia that, while not a class action lawsuit, contains essentially the same allegations as the Tahisha King and James Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company’s subsidiary in Georgia was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. The Company has filed a motion for summary judgment that the court has not yet ruled upon. The Company expects a ruling will occur once the decision is made by the Eleventh Circuit in the BankWest vs. Baker case. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if agreed with by the Bankruptcy Court, could serve as a basis for future claims against the Company in Georgia.

The Company and certain of its officers, directors and employees are also defendants in two putative class-action lawsuits commenced by three of the Company’s former customers, Gerald and Wendy Betts and Donna Reuter, in Florida. The first putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County against the Company’s subsidiary, McKenzie Check Advance of Florida, LLC and certain other parties. The first lawsuit alleges that the Company engaged in unfair and deceptive trade practices and violated the Florida criminal usury statute, the Florida Consumer Finance Act, and Florida’s Racketeer Influenced and Corrupt Organizations Act. The Company successfully moved to have Ms. Reuter’s case sent to arbitration and was awarded summary judgment as to Ms. Betts’ claims. The arbitration order in Ms. Reuter’s case is currently on appeal to the Florida Supreme Court and the summary judgment order in Ms. Betts’ case was reversed on August 11, 2004 by Florida’s Fourth District Court of Appeals. The Company is appealing the Fourth District Court of Appeals’ ruling. The suit seeks unspecified damages, and the Company could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. The Company expects to receive an order from the Florida Supreme Court requesting briefing as to whether the Florida Supreme Court should summarily quash the decision ordering arbitration in light of another Florida Supreme Court decision on arbitration entitled Cardegna v. Buckeye Check Cashing, Inc.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by Mr. Betts and Ms. Reuter against the Company, its subsidiary in Florida and officers and directors of the subsidiary. The allegations are nearly identical to those alleged in their first lawsuit discussed in the preceding paragraph. The Company has filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court, and to compel arbitration. These motions have not been fully briefed or set for hearing yet.

The Company was a defendant in a lawsuit brought on behalf of a putative class of persons by a former customer, Lois Bennett, in Tennessee. Ms. Bennett, on behalf of herself and others, alleged that the Company’s subsidiary, McKenzie Check Advance LLC (“McKenzie”), violated the terms of a class action settlement order by wrongfully collecting fees and advances from the class members during a period of time when collections were allegedly prohibited. This lawsuit was pending at the date the Company acquired McKenzie and the McKenzie stockholders (the “Sellers”) agreed to retain the liability for this lawsuit. The Sellers settled the lawsuit in April 2005 and paid all amounts required under the settlement agreement.

In August 2004, the North Carolina Attorney General’s Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and Republic. The Company believes the primary purpose of the investigation is to determine whether the Company’s operations in North Carolina are in compliance with North Carolina law. The Company has cooperated with the investigation. A corporate representative appeared before the Commissioner, in closed session, on November 22, 2004, to provide factual information about the nature of the Company’s business. In addition, the Company has provided written answers to clarifying questions from the Commissioner. While no final determination has been reached by the Attorney General’s office or the Commissioner of Banks in this matter, on February 1, 2005, the Commissioner of Banks issued a Notice that he was going to hold a hearing on this matter on April 19, 2005, or as soon thereafter as possible, regarding the Company’s operations in North Carolina. The Commissioner has not set a definitive hearing date and discovery between the parties is ongoing. The Attorney General for North Carolina as well as the class action plaintiffs in the North Carolina class action case moved to intervene and participate in this hearing. The Attorney General was granted the right to intervene and participate. The class action plaintiffs were granted the right to submit an amicus brief. The Commissioner has issued several pre-hearing orders that have clarified the scope of discovery and eliminated the possibility of retrospective relief. However, it is possible that the North Carolina Attorney General or the Commissioner of Banks for North Carolina may make a determination or finding that is adverse to the Company’s business operations in the state. Specifically, the North Carolina Attorney General and Banking Commissioner potentially could issue an injunction or issue a cease and desist order based on the Consumer Finance Act. This could result in the imposition of fines and the alteration or cessation of the Company’s use of the agency business model in North Carolina. All North Carolina payday cash advance centers currently operate under the agency business model. Net revenues from the Company’s North Carolina operations were $6.5 million, or 5.5% of the Company’s net revenues, and $6.5 million, or 5.1% of the Company’s net revenues, for the three months ended March 31, 2004 and 2005, respectively. The Company estimates that it would cost, as of March 31, 2005, approximately $7.8 million (including lease cancellation costs of $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) if the Company is required to shut down its North Carolina operations completely as a result of this investigation. The Company does not believe that the cessation of the Company’s North Carolina operations as a result of this investigation will result in any impairment of goodwill.

In December 2003 and again in September 2004, the Company received a letter and subpoena from the Attorney General of West Virginia raising concerns that some of the Company’s collection practices may violate the West Virginia Consumer Credit and Protection Act. The Company is cooperating with this inquiry. Although the Company does not currently have operations in West Virginia, some West Virginia residents visit the Company’s payday cash advance centers in states bordering West Virginia in order to obtain payday cash advances. Since receiving the Attorney General’s first letter the Company has discontinued collection visits in West Virginia and pursues collections there through phone calls and letters to customers.

In addition to the cases discussed above, the Company is also involved in other litigation and administrative proceedings. This litigation includes employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws. The consequences of an adverse ruling in any current or future litigation or proceeding could have a material adverse effect on the

Company’s results of operations and financial condition. The amount of loss, if any, cannot be reasonably estimated.

8.   Subsequent Events

On May 4, 2005 the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock, payable on June 10, 2005 to shareholders of record on May 31, 2005.

Additionally, on May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50 million of its currently outstanding common stock. The Company’s Board of Directors determined that the stock repurchase program will serve the best interest of the Company and its stockholders by returning capital to the Company’s stockholders, by providing an attractive investment opportunity for the Company’s funds, and by reducing the dilutive impact of employee stock incentive programs and potential acquisitions.

Share repurchases will be made from time to time and will be effected on the open market, in block trades, or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not require the Company to purchase any specific number of shares. Any purchases under the program will depend on market conditions. The Company’s Board of Directors may suspend or cancel the stock repurchase program at any time.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “—Risk Factors” and “—Forward-Looking Statements” for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of payday cash advance centers operated. Our payday cash advance centers provide, directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers’ next payday. As of March 31, 2005, we operated 2,424 payday cash advance centers in 34 states.

In most states in which we conduct business, we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states in which we conduct business, we act as a processing, marketing and servicing agent through our payday cash advance centers for Federal Deposit Insurance Corporation (“FDIC”) insured, state-chartered banks that make payday cash advances to their customers pursuant to the authority of the laws of the states in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we act as agent as the lending banks. As of March 31, 2005, we were making payday cash advances directly to customers under the standard business model in 1,880 of our 2,424 payday cash advance centers in 29 states and serving as agent for the lending banks under the agency business model in our 544 payday cash advance centers located in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) processing, marketing and servicing fees paid to us by the lending banks under the agency business model. On the payday cash advances made and funded by the lending banks from their own bank accounts and processed, marketed and serviced by us under the agency business model, all payments of principal and fees and/or interest paid by customers are deposited directly to the respective lending bank’s bank account. We in turn are paid a processing, marketing and servicing fee by the lending bank after we send it an invoice. Our total revenues for the three-month periods ended March 31, 2004 and 2005 consisted of (in millions):

	2004		2005
	Dollars	%	Dollars	%
Fees and interest charged to customers	$95.3	74.4	$105.2	76.0
Processing, marketing and servicing fees	32.9	25.6	33.2	24.0
Total revenues	$128.2	100.0	$138.4	100.0

Our expenses relate primarily to the operation of our payday cash advance centers. These expenses include salaries and related payroll costs, occupancy expense related to our leased payday cash advance centers, center depreciation expense, advertising expense and other payday cash advance center expenses that consist principally of costs related to payday cash advance center openings and closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs and costs associated with theft.

Payday Cash Advance Centers.   The following table lists the number of payday cash advance centers by state at December 31, 2004 and March 31, 2005:

State	December 31, 2004	March 31, 2005
Alabama	127	127
Arkansas(1)	30	30
Arizona	49	49
California	290	287
Colorado	56	57
Delaware	10	10
Florida	173	173
Georgia(1)(2)	—	—
Iowa	21	21
Idaho	8	8
Illinois	61	61
Indiana	91	104
Kentucky	33	33
Louisiana	64	64
Michigan(1)	87	87
Missouri	62	62
Mississippi	51	51
Montana	8	8
North Carolina(1)(3)	118	118
Nebraska	25	25
New Hampshire	15	15
New Mexico	12	12
Nevada	10	10
Ohio	178	178
Oklahoma	68	68
Oregon	42	42
Pennsylvania(1)	101	101
South Carolina	105	105
South Dakota	10	10
Tennessee	59	58
Texas(1)	204	208
Virginia	109	110
Washington	90	91
Wisconsin	37	37
Wyoming	4	4
Total	2,408	2,424

(1)          We have operated under the agency business model in Arkansas and North Carolina since April 14, 2001 and September 12, 2001, respectively. Prior to these dates, we operated in Arkansas and North Carolina under the standard business model. We have operated in Georgia, Michigan, Pennsylvania and Texas only under the agency business model.

(2)          In May 2004, a Georgia law became effective that effectively prohibits payday cash advance services in the state and effectively restricts our ability to act as processing, marketing and servicing agent for a lending bank in the state. As a result, we suspended operations at our 89 payday cash advance centers (three of which were subsequently closed) in Georgia.

(3)          We are currently facing certain litigation and regulatory proceedings in North Carolina that may ultimately force us to stop acting as processing, marketing and servicing agent for a lending bank in that state.

New payday cash advance centers.   We opened 118 and 22 new payday cash advance centers during the three months ended March 31, 2004 and 2005, respectively.

Closed payday cash advance centers.   We closed 1 and 6 payday cash advance centers during the three months ended March 31, 2004 and 2005, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to closed payday cash advance centers of approximately $11.0 thousand and $59.0 thousand in the three months ended March 31, 2004 and 2005, respectively.

In May 2004, a Georgia law became effective that effectively prohibits payday cash advance services in the state and effectively restricts our ability to act as processing, marketing and servicing agent for a lending bank in the state (see “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies”). Accordingly, we suspended operations at our 89 (three of which were subsequently closed in 2004) payday cash advance centers in Georgia. Net revenues from our Georgia operations were $4.4 million, or 3.8%, of our net revenues for the three months ended March 31, 2004. Our Georgia operations have not generated revenue since operations were ceased in May 2004. We estimate that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, we estimate that, as of March 31, 2005, it will cost approximately $1.0 million (which includes lease cancellation costs of approximately $0.6 million) to shut down the Georgia operations completely. Because the Eleventh Circuit had not issued a decision with respect to the validity of the new Georgia law, we recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia.

The following is a summary of the financial information for our operations in Georgia for the three months ended March 31, 2004 and 2005 (in thousands):

	2004	2005
Georgia Revenues:
Processing, marketing and servicing fees	$5,067	$—
Provision for agency bank losses	(632)	—
Net revenues	4,435	—
Georgia Center Expenses:
Salaries and related payroll costs	1,507	79
Occupancy costs	608	539
Center depreciation expense	161	—
Advertising expense	270	—
Other center expenses	467	117
Total center expenses	3,013	735
Georgia Center Gross Profit/(Loss)	$1,422	$(735)

On August 26, 2004, the North Carolina Attorney General’s office in conjunction with the Commissioner of Banks for North Carolina issued us a subpoena to produce documents, respond to written questions and have a corporate representative appear for testimony regarding the relationship between our North Carolina subsidiary and Republic, the lending bank for whom we act as processing, marketing and servicing agent in North Carolina (see “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies”). All North Carolina payday cash advance centers currently operate under the agency business model. Net revenues from our North Carolina operations were $6.5 million, or 5.5% of our net revenues, and $6.5 million, or 5.1% of our net revenues, for the three months ended March 31, 2004 and 2005, respectively. We estimate that it would cost, as of March 31, 2005, approximately $7.8 million (including lease cancellation costs of $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) if we are required to shut down our North Carolina operations completely as a result of this investigation. We do not believe that the cessation of our North Carolina operations as a result of this investigation will result in any impairment of goodwill.

The following is a summary of financial information for our operations in North Carolina for the three months ended March 31, 2004 and 2005 (in thousands):

	2004	2005
North Carolina Revenues:
Processing, marketing and servicing fees	$7,177	$7,204
Provision for agency bank losses	(710)	(691)
Net revenues	6,467	6,513
North Carolina Center Expenses:
Salaries and related payroll costs	2,107	2,095
Occupancy costs	860	852
Center depreciation expense	133	126
Advertising expense	296	268
Other center expenses	498	416
Total center expenses	3,894	3,757
North Carolina Center Gross Profit	$2,573	$2,756

Revised FDIC Guidance

On March 1, 2005, the FDIC issued revised Payday Lending Guidance (the “Guidance”) to FDIC insured institutions that offer payday cash advances, including the lending banks for which we act as an agent. The revised Guidance targets the frequency of borrower usage of payday cash advances offered by FDIC insured institutions and will limit the period a customer may have payday cash advances outstanding from any lender to three months during the previous twelve-month period. Based on an average term of approximately 15 days, this effectively caps the number of payday cash advances that may be made to any customer to six during any 12-month period. All payday cash advances made from any lender would count against such limit. The revised Guidance also suggests that lending banks may offer alternative long-term products.

Each of the lending banks for which we act as an agent has submitted to the FDIC a plan for implementation of the revised Guidance. However, none of the lending banks has received FDIC approval of its plan. As a result, we cannot determine at this time the extent to which the Guidance would financially or otherwise affect the agency business model. However, the cap on the number of payday cash advances will likely reduce our revenues and increase our costs in the states in which we operate our agency business model. Further, the FDIC may not accept any of the revised procedures or products the lending banks have proposed. If revised procedures or products are not approved by the FDIC by the June 1, 2005 effective date of the Guidance, or if the lending banks otherwise choose to discontinue providing payday cash advances, we could be required to substantially limit or discontinue our operations in some or all of the states in which we operate under the agency business model until such time as the lending banks receive FDIC approval of alternative products and state-wide customer databases are developed. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Information for our payday cash advance centers operating under the agency business model for the three months ended and as of March 31, 2004 and 2005 was as follows (in thousands, except payday cash advance centers):

	Three Months Ended March 31,
	2004(1)	2005
Agency Business Model Revenues:
Processing, marketing and servicing fees	$32,845	$33,227
Provision for agency bank losses	(3,396)	(3,485)
Net revenues	29,449	29,742
Agency Business Model Center Expenses:
Salaries and related payroll costs	11,117	9,850
Occupancy costs	4,443	4,825
Center depreciation expense	942	866
Advertising expense	1,840	1,194
Other center expenses	2,628	2,244
Total center expenses	20,970	18,979
Agency Business Model Center Gross Profit	$8,479	$10,763

	March 31,
	2004(1)	2005
Payday cash advance centers	596	544
Assets:
Cash	$1,454	$5
Accounts receivable from lending banks	3,536	7,316
Restricted cash	5,710	5,283
Property and equipment, net	11,829	9,909
Goodwill, net	26,314	26,314
All other	2,113	1,722
Total assets	$50,956	$50,549
Contingent liability to lending banks	$44,692	$46,252

(1)   Includes the 89 Georgia payday cash advance centers.

Prior S Corporation Status

From October 1, 2001 through December 20, 2004, Advance America, Cash Advance Centers, Inc. (“AACACI”) and substantially all of its subsidiaries (the “Subchapter S Companies”) were treated for federal and most state income tax purposes as an S corporation under the Internal Revenue Code and comparable state laws. As a result, the Subchapter S Companies’ earnings were taxed for federal and most state income tax purposes directly to AACACI’s stockholders rather than to the Subchapter S Companies. On December 21, 2004, the Subchapter S Companies terminated their status as S Corporations and are now taxed as C corporations. As a result of the termination of the Subchapter S Companies’ S corporation status, we recorded a net deferred tax liability and corresponding income tax expense on the termination date of $8.4 million.

The termination of our S corporation election will have an impact on our results of operations, financial condition and cash flows. Our effective income tax rate will increase and our net income will decrease because we will once again be subject to taxes on our earnings. From a cash flow standpoint, our income tax payments will increase, but our distributions to stockholders for the purpose of paying income tax on our earnings will cease. We believe the combination of these two items will increase our cash flow because the corporate tax payments should be less than the distributions historically made to enable our stockholders to pay their income tax on our earnings.

Critical Accounting Policies and Use of Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in the preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). We evaluate these estimates on an ongoing basis, including those related to provision for doubtful accounts and agency bank losses, allowance for doubtful accounts, accrual for excess bank losses and intangible assets. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of:

•       an allowance for doubtful accounts for estimated probable losses for payday cash advances under the standard business model (which is shown as a reduction in our advances and fees receivable, net on our balance sheet), and

•       the amount we accrue for probable excess bank losses, as described below, for our share of the losses on payday cash advances we process, market and service for the lending banks under the agency business model (which is reported as a current liability on our balance sheet in our accrual for excess bank losses).

The provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytic models take into account several factors, including the number of transactions customers complete, historical charge-off and recovery rates, and economic conditions (plant closings, changes in state laws impacting advance amounts and fees, weather related tragedies, etc.) within our markets.

The payday cash advances made and funded by the lending banks under the agency business model are not reflected on our balance sheet within our advances and fees receivable, net because these advances are repayable solely to the lending banks and are assets of the lending banks. The lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 14.3% and 15.4% for the three months ended March 31, 2004 and 2005. Under the agency business model, estimated losses consist of:

•       those losses for which the lending banks are contractually obligated, and

•       an estimate of the amount by which actual losses will differ from the lending banks’ contractual obligations (which we refer to as provision for excess bank losses). For the three months ended

March 31, 2004 and 2005, the provision for excess bank losses was a reduction of expense of approximately $1.3 million and $1.6 million, respectively.

The portion of payday cash advances and fees deemed to be uncollectible is charged against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and subsequent recoveries, if any, are credited to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

The allowance for doubtful accounts and the accrual for excess bank losses are determined based upon a review of historical and recent losses on our payday cash advances and the lending banks’ payday cash advance portfolios. We periodically review the allowance for doubtful accounts and the accrual for excess bank losses, with any changes reflected in current operations. The allowance for doubtful accounts and accrual for excess bank losses is adjusted from time to time when future conditions differ substantially from our assumptions used in assessing their adequacy. Actual losses may be materially different from the recorded allowance.

Under the standard business model, unpaid payday cash advances and the related fees and/or interest are generally charged off if a customer does not make payment of at least 15% of his or her outstanding balance within 60 days of the due date. Under the agency business model, unpaid payday cash advances and the related fees and/or interest are generally charged off 60 days from inception.

To estimate the allowance for doubtful accounts and accrual for excess bank losses, we use the following method to determine the allowance for doubtful accounts under the standard business model:

•  on a state-by-state basis, we apply our historical charge-off rate applicable in a particular state for a trailing 24-month period to that state’s currently outstanding payday cash advances and fees and/or interest receivable;

•  we evaluate the need for additional reserves on receivables for deposited customer checks that are returned because of non-sufficient funds using historical collection patterns; and

•  we consider the potential impact of (i) new payday cash advance centers within the state and (ii) specific economic and regulatory conditions on collections at the state and local level.

Our estimate of the accrual for excess bank losses under the agency business model is determined using the same method and then reducing the result by the amount of losses for which lending banks are contractually obligated.

To the extent historic credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts and agency bank losses. As of March 31, 2005, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $1.3 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we created approximately $143.0 million of goodwill. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2004 and March 31, 2005 financial statements include accruals of approximately $3.4 million and $3.3 million, respectively, for the self-insured portion of our health and dental insurance and approximately $3.5 million and $3.7 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. Our estimates and the resulting reserves are reviewed and updated periodically and any necessary adjustments are reflected in earnings currently. To the extent historical claim history is not indicative of future claim history, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

The following table sets forth our results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2005 (dollars in thousands, except center information):

	Three Months Ended March 31,
	2004		2005		Variance
		% Net		% Net
	Dollars	Revenues	Dollars	Revenues	Dollars	%
Revenues
Fees and interest charged to customers	$95,315	81.4%	$105,156	82.0%	$9,841	10.3%
Processing, marketing and servicing fees	32,845	28.0%	33,227	25.9%	382	1.2%
Total revenues	128,160	109.4%	138,383	107.9%	10,223	8.0%
Provision for doubtful accounts and agency bank losses	(10,960)	(9.4)%	(10,091)	(7.9)%	869	(7.9)%
Net revenues	117,200	100.0%	128,292	100.0%	11,092	9.5%
Center Expenses
Salaries and related payroll costs	39,876	34.0%	42,048	32.8%	2,172	5.4%
Occupancy costs	15,280	13.0%	19,127	14.9%	3,847	25.2%
Center depreciation expense	3,164	2.7%	3,537	2.7%	373	11.8%
Advertising expense	6,824	5.8%	5,245	4.1%	(1,579)	(23.1)%
Other center expenses	11,640	10.0%	12,437	9.7%	797	6.8%
Total center expenses	76,784	65.5%	82,394	64.2%	5,610	7.3%
Center gross profit	40,416	34.5%	45,898	35.8%	5,482	13.6%
Corporate and Other Expenses (Income)
General and administrative expenses	10,721	9.1%	11,801	9.2%	1,080	10.1%
Corporate depreciation expense	999	0.9%	1,077	0.8%	78	7.8%
Interest expense	4,012	3.4%	826	0.7%	(3,186)	(79.4)%
Interest income	(36)	0.0%	(91)	(0.1)%	(55)	152.8%
Loss on disposal of property and equipment	160	0.1%	96	0.1%	(64)	(40.0)%
Total corporate and other expenses	15,856	13.5%	13,709	10.7%	(2,147)	(13.5)%
Income before income taxes	24,560	21.0%	32,189	25.1%	7,629	31.1%
Income tax expense	819	0.7%	12,451	9.7%	11,632	1,420.3%
Net income	$23,741	20.3%	$19,738	15.4%	$(4,003)	(16.9)%

	Three Months Ended March 31,
	2004	2005
Center Information
Number of centers open at beginning of period	2,039	2,408
Opened	118	22
Closed	(1)	(6)
Number of centers open at end of period	2,156	2,424
Weighted average number of centers open during the period	2,095	2,416
Number of payday cash advances provided and processed (in thousands)	2,538	2,623
Amount of average payday cash advance provided and processed	$326	$333

	Three Months Ended March 31,
	2004		2005		Variance
		% Net		% Net
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period)
Center net revenues	$55.9	100.0%	$53.1	100.0%	$(2.8)	(5.1)%
Center expenses:
Salaries and related payroll costs	19.0	34.0%	17.4	32.8%	(1.6)	(8.6)%
Occupancy costs	7.3	13.0%	7.9	14.9%	0.6	8.5%
Center depreciation expense	1.5	2.7%	1.5	2.7%	0.0	(0.0)%
Advertising expense	3.3	5.8%	2.2	4.1%	(1.1)	(33.4)%
Other center expenses	5.6	10.0%	5.1	9.7%	(0.5)	(7.3)%
Total center expenses	36.7	65.5%	34.1	64.2%	(2.6)	(7.0)%
Center gross profit	$19.2	34.5%	$19.0	35.8%	$(0.2)	(1.5)%

Revenue Analysis

Total revenues increased $10.2 million, or 8.0%, during the three months ended March 31, 2005 to $138.4 million compared to $128.2 million for the same period in 2004. The increase was due primarily to:

•  A $16.3 million increase in total revenues from payday cash advance centers opened in 2002 and thereafter (excluding payday cash advance centers closed or suspended in 2004 and 2005).

•  An increase in the total number of payday cash advances made. The number of payday cash advances made increased by approximately 0.1 million to approximately 2.6 million in 2005 compared to approximately 2.5 million in 2004. Excluding payday cash advances made in our Georgia payday cash advances centers during the three months ended March 31, 2004, the number of payday cash advances made increased approximately 0.2 million to approximately 2.6 million in 2005 compared to approximately 2.4 million in 2004.

•  An increase in the amount of the average payday cash advance provided and processed. The average fee per payday cash advance provided and processed was approximately $51 and $53 during the three months ended March 31, 2004 and 2005.

Total revenues for the three months ended March 31, 2005 were impacted by the loss of revenues from the 89 Georgia payday cash advance centers for which operations were suspended in May 2004. Georgia total revenues for the three months ended March 31, 2004 were approximately $5.0 million. Excluding our Georgia payday cash advance centers and payday cash advance centers closed in 2004 and

2005, total revenues for the three months ended March 31, 2005 increased $15.7 million, or 12.8%, to $138.3 million compared to $122.6 for the same period in 2004.

Excluding 2004 total revenues from our Georgia payday cash advance centers, total revenues for payday cash advance centers opened prior to April 1, 2003 (including closed centers) increased approximately $2.5 million, or 2.1%, to $119.7 million compared to $117.2 million for the same period in 2004. Payday cash advance centers opened prior to April 1, 2003 were at least one and two years old at the end of the three-month periods ended March 31, 2004 and 2005, respectively. Total revenues for payday cash advance centers opened after March 31, 2003 (excluding our Georgia payday cash advance centers but including closed centers) increased approximately $12.7 million, or 211.7%, to $18.7 million compared to $6.0 million for the same period in 2004.

Total revenues for the 1,406 payday cash advance centers opened prior to January 1, 2002, (excluding payday cash advance centers closed or suspended in 2004 and 2005) decreased $0.6 million, or 0.6%, to $103.7 million for the three months ended March 31, 2005 compared to $104.3 million for the same period in 2004. Payday cash advance centers opened prior to January 1, 2002 were at least two and three years old at the beginning of the three-month periods ended March 31, 2004 and 2005, respectively. Total revenues for the 1,018 payday cash advance centers opened after January 1, 2002 (excluding payday cash advance centers closed or suspended in 2004 and 2005) increased $16.3 million, or 89.0%, to $34.6 million for the three months ended March 31, 2005 compared to $18.3 million for the same period in 2004. The 1,018 payday cash advance centers opened after January 1, 2002 includes 372 payday cash advance centers opened from April 1, 2004 through March 31, 2005. Total revenues for the remaining 105 payday cash advance centers closed or suspended represented a decrease of approximately $5.5 million for the three months ended March 31, 2005 compared to the same period in 2004.

We believe our revenues for the three months ended March 31, 2005 compared to the same period in 2004 were negatively impacted by:

•  The acceleration in the timing of the filing of individual tax returns in 2005.

•  An increase in the number and size of individual income tax refunds received during the 2005 tax-filing season.

•  The implementation of a customer database in Alabama in August 2004 and Oklahoma in May 2004.

•  We voluntarily tightened our credit guidelines in South Carolina and Illinois, which reduced the amount we could advance to customers in those states.

Improved revenues in Indiana, due to a legislative change, partially offset these negative impacts.

Of our 2,408 payday cash advance centers open at December 31, 2004, we operated 540 centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. At March 31, 2005, of our 2,424 payday cash advance centers, we operated 544 payday cash advance centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. The four-center increase in the number of payday cash advance centers operated under the agency business model at March 31, 2005 compared to December 31, 2004 resulted from our opening four new payday cash advance centers in Texas.

The provision for doubtful accounts and agency bank losses (the “Provision”) decreased $0.9 million, or 7.9%, to $10.1 million for the three months ended March 31, 2005 compared to $11.0 million for the same period in 2004. As a percentage of total revenues, the Provision decreased to 7.3% in 2005 from 8.6% in 2004. The 2004 Provision included an expense of approximately $1.3 million related to the expected losses related to the suspension of operations at our 89 Georgia payday cash advance centers. Excluding this $1.3 million expense, the Provision increased $0.4 million, or 4.7%, from approximately $9.7 million to

$10.1 million and the Provision as percentage of total revenues decreased to 7.3% in 2005 compared to 7.5% in 2004.

Payday Cash Advance Center Expense Analysis

Salaries and related payroll costs.   2005 salaries and related payroll costs increased $2.2 million, or 5.4%, to $42.0 million compared to $39.8 million in 2004. The increase was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$5.5
Lower costs in centers opened before 2004	(3.3)
2005 increase	$2.2

2005 salaries and related payroll costs as a percentage of net revenues decreased to 32.8% compared to 34.0% in 2004 and 2005 salaries and related payroll costs per center decreased to approximately $17,400 compared to $19,000 in 2004 due primarily to lower salaries and related payroll taxes, lower bonus expense and lower health insurance expense. We averaged approximately 2.14 and 2.30 full-time equivalent field employees, including district directors, for each center in 2005 and 2004, respectively.

Occupancy costs.   2005 occupancy costs increased $3.8 million, or 25.2%, to $19.1 million compared to $15.3 million in 2004. The increase was due primarily to occupancy costs related to new centers opened in 2004. 2005 occupancy costs as a percentage of net revenues were 14.9% compared to 13.0% in 2004 and 2005 occupancy costs per center increased to approximately $7,900 compared to approximately $7,300 in 2004, due primarily to higher rent and common area maintenance expense.

Center depreciation expense.   2005 center depreciation expense increased $0.3 million, or 11.8%, to $3.5 million compared to $3.2 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. 2004 and 2005 center depreciation expense per center was approximately $1,500 or 2.7% of net revenues during both periods.

Advertising expense.   2005 advertising expense decreased $1.6 million, or 23.1%, to $5.2 million compared to $6.8 million in 2004. 2005 advertising expense as a percentage of net revenues decreased to 4.1% compared to 5.8% in 2004. 2005 advertising expense per center was approximately $2,200 compared to approximately $3,300 in 2004. The decrease was due primarily to opening fewer centers during the three months ended March 31, 2005 compared to the same period in 2004 and a decision to conduct less advertising during our seasonal slowdown in February and March.

Other center expenses.   2005 other center expenses increased $0.8 million, or 6.8%, to $12.4 million compared to $11.6 million in 2004. This increase was due primarily to the addition of new centers in 2004 and 2005. Other center expenses as a percentage of net revenues decreased from 10.0% in 2004 to 9.7% in 2005. Other center expenses per center decreased to approximately $5,100 in 2005 compared to approximately $5,600 in 2004 due primarily to lower taxes and business license expense, lower office supplies expense and lower travel expense.

Total center expenses.   Total center expenses increased $5.6 million or 7.3% to $82.4 million compared to $76.8 million in 2004. Total center expenses as a percent of net revenues decreased to 64.2% for the three months ended March 31, 2005 compared to 65.5% in the same period in 2004. The increase in total center expenses compared to 2004 was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$11.6
Lower salaries and related payroll costs in centers opened before 2004	(3.3)
Lower advertising expense	(1.6)
All other	(1.1)
Total center expenses increase	$5.6

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   2005 general and administrative expenses increased $1.1 million, or 10.1% to $11.8 million compared to $10.7 million in 2004. This increase was due primarily to (dollars in millions):

Higher expense due to being a public company, including audit fees, legal fees and filing fees—$0.3, and insurance expense—$0.5	$0.8
Higher compensation expense related to annual compensation increases and additional staff due primarily to center growth—$0.4, and restricted stock grant amortization expense—$0.3	0.7
Higher legal fees	0.3
Lower airplane operating expenses due primarily to one fewer airplane	(0.5)
Net decrease in all other	(0.2)
Total general and administrative expenses increase	$1.1

2005 general and administrative expenses as a percentage of net revenues increased to 9.2% compared to 9.1% in 2004.

Corporate depreciation expense.   2005 corporate depreciation expense increased $0.1 million, or 7.8%, to $1.1 million compared to $1.0 million in 2004. Corporate depreciation expense was 0.9% and 0.8% of net revenues in 2004 and 2005, respectively.

Interest expense.   2005 interest expense decreased $3.2 million, or 79.4%, to $0.8 million compared to $4.0 million in 2004 due to the repayment in the fourth quarter of 2004 of all long-term debt with related parties and the reduction of advances under our revolving credit facility.

Income tax expense.   2005 income tax expense increased $11.7 million, or 1,420.3%, to $12.5 million compared to $0.8 million in 2004. The increase is due primarily to our conversion to a C Corporation for income tax purposes. See “—Prior S Corporation Status.”

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three months ended March 31, 2004 and 2005 (dollars in thousands):

	2004	2005
Cash flows provided by (used in):
Operating activities	$41,626	$32,023
Investing activities	10,694	13,812
Financing activities	(57,459)	(50,369)
Net decrease in cash and cash equivalents	(5,139)	(4,534)
Cash and cash equivalents, beginning of period	10,484	18,224
Cash and cash equivalents, end of period	$5,345	$13,690

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund payday cash advances under the standard business model, finance payday cash advance center growth and pay dividends on our common stock.

We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a payday, our borrowings and our cash balances will be high compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases. Advance and fees receivable, net increased approximately $17.1 million, or 14.9%, to $131.9 million at March 31, 2005 compared to $114.8 million at March 31, 2004, due primarily to an increase in the number of new payday cash advance centers and an increase in the average advance. Advances and fees receivable, net at March 31, 2005 decreased approximately $23.1 million, or 14.9%, to $131.9 million compared to $155.0 million at December 31, 2004. In addition, cash and cash equivalents at March 31, 2005 decreased approximately $4.5 million, or 24.9%, to approximately $13.7 million compared to approximately $18.2 million at December 31, 2004, and increased approximately $8.4 million, or 156.1%, compared to approximately $5.3 million at March 31, 2004.

On May 4, 2005, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $50 million of our currently outstanding common stock. Our Board of Directors determined that the stock repurchase program will serve the best interest of the Company and its stockholders by returning capital to our stockholders, by providing an attractive investment opportunity for our funds, and by reducing the dilutive impact of employee stock incentive programs and potential acquisitions.

Share repurchases will be made from time to time and will be effected on the open market, in block trades, or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not require us to purchase any specific number of shares. Any purchases under the program will depend on market conditions. Our Board of Directors may suspend or cancel the stock repurchase program at any time.

Although our revolving credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our growth strategy as currently planned. Cash that is restricted due to certain states’ regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item “Restricted cash.”

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $9.6 million, or 23.1%, to $32.0 million for the three months ended March 31, 2005 compared to $41.6 million for the same period in 2004. The decrease was due primarily to:

•       A $4.0 million decrease in net income. Income before income taxes increased $7.7 million, or 31.1%, for the three months ended March 31, 2005 compared to the same period in 2004. This was offset by an $11.7 million increase in income tax expense due to our conversion from an S Corporation to a C Corporation for income tax purposes. See “—Prior S Corporation Status.”

•       A decrease of approximately $3.0 million in non-cash expenses.

•       A $2.3 million increase in deferred income taxes due to our conversion from an S Corporation to a C Corporation for income tax purposes. See “—Prior S Corporation Status.”

Cash Flows from Investing Activities

Net cash provided by investing activities increased $3.1 million, or 29.2%, to $13.8 million for the three months ended March 31, 2005 compared to $10.7 million for the same period in 2004. Cash payments for purchases of property and equipment were approximately $3.9 million less during the three months ended March 31, 2005 compared to the same period in 2004 due primarily to opening fewer new centers in 2005 compared to 2004.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $7.1 million, or 12.3%, to $50.4 million for the three months ended March 31, 2005 compared to $57.5 million for the same period in 2004. The decrease is due primarily to the decrease in dividends paid to stockholders during the three months ended March 31, 2005 compared to the same period in 2004. As a result of our conversion from an S Corporation to a C Corporation for income tax purposes, our distributions to stockholders for the purpose of paying income tax on our earnings ceased. See “—Prior S Corporation Status.”

Capital Expenditures

For the three months ended March 31, 2004 and 2005, we spent $6.6 million and $2.7 million, respectively, on capital expenditures. Capital expenditures included expenditures (1) for new centers, (2) center remodels and (3) computer equipment replacements in our payday cash advance centers and at our corporate headquarters. Capital expenditures decreased approximately $3.9 million, or 59.3%, due primarily to not building as many new centers during the three months ended March 31, 2005 compared to the same period in 2004.

Off-Balance Sheet Arrangements with the Lending Banks

Through 544 of our payday cash advance centers located in five states, we serve as processing, marketing and servicing agent for payday cash advances offered, made and funded by four FDIC insured, state-chartered banks. As of March 31, 2005, pursuant to our processing, marketing and servicing agreements with the lending banks, we are the processing, marketing and servicing agent for payday cash advances offered, made and funded by BankWest in Pennsylvania, First Fidelity Bank in Michigan, Republic in North Carolina and Texas, and Venture Bank in Arkansas. Under processing, marketing and servicing agreements with these lending banks, we are compensated by the lending banks for processing, marketing and servicing the payday cash advances the lending banks make to their customers. Approximately 25.6% and 24.0% of our total revenues and 21.0% and 23.4% of our total center gross profit, in the three months ended March 31, 2004 and 2005, respectively, were derived from processing, marketing and servicing fees paid to us by these lending banks.

The number of payday cash advance centers at which the lending banks were offering their payday cash advances at March 31, 2004 and 2005 and the processing, marketing and servicing fees paid to us by each of the lending banks in the three months ended March 31, 2004 and 2005, in dollars and as a percent of total revenues were (dollars in millions):

	2004			2005
Lending Bank	Centers	Dollars	Percent	Centers	Dollars	Percent
BankWest(1)	190	$15.2	11.9%	101	$10.7	7.7%
Republic	291	11.8	9.2%	326	14.9	10.8%
First Fidelity Bank	85	4.2	3.2%	87	5.9	4.2%
Venture Bank	30	1.7	1.3%	30	1.7	1.3%
Total	596	$32.9	25.6%	544	$33.2	24.0%

(1)          2004 includes the 89 Georgia payday cash advance centers that were operating during the three months ended March 31, 2004. 2005 does not include any Georgia payday cash advance centers.

Although we process, market and service payday cash advances offered, made and funded by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance is approved. The lending banks for which we act as agent utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks’ payday cash advance approval process, are not involved in determining the approval procedures or criteria of the lending banks and do not fund or acquire any payday cash advances from the lending banks. The payday cash advances are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks’ payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our processing, marketing and servicing agreements with the lending banks, the lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. The contractual percentages were negotiated by us, in part, based on our historical data regarding our loss history and serve as an incentive for us to diligently pursue collection efforts for the lending banks. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 14.3% and 15.4% for the three months ended March 31, 2004 and 2005, respectively. If actual payday cash advance losses exceed the percentage specified in a lending bank’s processing, marketing and servicing agreement with us, our processing, marketing and servicing fees are reduced by the excess through the provision for doubtful accounts and agency bank losses. If actual payday cash advance losses are less than the loss percentage specified in such agreement, our processing, marketing and servicing fees are increased by the difference through the provision for doubtful accounts and agency bank losses. As a result, if the amount of uncollected payday cash advances exceeds the lending bank’s contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of March 31, 2005, our contingent liability to each of the lending banks amounted to $22.2 million to Republic, $13.7 million to BankWest, $7.1 million to First Fidelity Bank and $3.3 million to Venture Bank. This contingent liability to the lending banks was not included on our balance sheet. We could also be obligated to pay this amount to the lending banks if, as a result of a change in law, regulation or otherwise, the lending banks’ payday cash advances were to become uncollectible.

Because of our economic exposure for excess bank losses related to the lending banks’ payday cash advances, we have established a payable, called accrual for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances. The accrual for excess bank losses that was reported in our balance sheet was $3.2 million and $2.3 million as of December 31, 2004 and

March 31, 2005, respectively. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts for the standard business model payday cash advances. We cannot assure you, however, that our estimates will be accurate, and if the lending banks’ payday cash advance losses are materially greater than our accrual for excess bank losses, our business, results of operations and financial condition could be materially adversely affected.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of March 31, 2005, excluding periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2005	2006 and 2007	2008 and 2009	2010 and thereafter
Long-term debt obligations:
Revolving credit facility	$—	$—	$—	$—	$—
Mortgage payable	6,438	251	740	856	4,591
Note payable	583	112	240	231	—
Operating lease obligations(1)	145,553	44,984	81,799	18,478	292
Purchase obligations	2,312	2,312	—	—	—
Total	$154,886	$47,659	$82,779	$19,565	$4,883

(1)          Includes leases for aircraft hangar space, payday cash advance centers, security equipment and fax equipment.

Long-Term Debt Obligations

Total debt (borrowings under our revolving credit facility, mortgage payable and note payable) at March 31, 2005 decreased approximately $39.6 million, or 84.9%, to approximately $7.0 million compared to approximately $46.6 million at December 31, 2004, and decreased approximately $162.9 million, or 95.9%, compared to total debt of approximately $169.9 million at March 31, 2004. The decrease from December 31, 2004 compared to March 31, 2005 is due primarily to the repayment of debt with cash generated from seasonal payments of payday cash advances related to our customers’ receipt of income tax refunds. The decrease from March 31, 2004 compared to March 31, 2005 is due primarily to the payment of our long-term debt from the proceeds of our initial public offering in December 2004.

Revolving Credit Facility.   As of March 31, 2005, we had no borrowings outstanding on our revolving credit facility and approximately $11.8 million of letters of credit outstanding, leaving approximately $253.2 million available for future borrowings under our credit facility.

On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. On May 11, 2005, we amended our revolving credit facility to allow the repurchase of up to $50 million of our outstanding common stock. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8—Subsequent Events.” At March 31, 2005 we had no borrowings under our revolving credit facility.

In order to limit our exposure to interest rate fluctuations, in May 2001 we entered into an interest rate swap agreement with National City Bank that converted a portion of our variable rate debt outstanding under our prior credit facility to a fixed rate of 4.78% plus a margin. The swap notional amount amortized by $2.5 million per month and matured on May 7, 2004. Under the interest rate swap agreement, we were exposed to losses in the event of nonperformance by the counterparty.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, or (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of March 31, 2005, the applicable margin for the prime rate based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at March 31, 2005.

We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a payday, our borrowings and our cash balances will be higher compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases.

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.5 million and $6.4 million at December 31, 2004 and March 31, 2005, respectively. The mortgage is payable to an insurance company and is secured by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.6 million at December 31, 2004 and March 31, 2005.

Operating Lease Obligations

We lease all but three of our payday cash advance centers from third-party lessors under operating leases. These leases typically have initial terms of three years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and have certain other leases for security and office equipment. The lessors under three payday cash advance center leases and the aircraft hanger space operating lease are companies controlled by our Chairman.

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new payday cash advance centers. These purchase commitments typically extend for a period of two to three months after the opening of a new payday cash advance center. As of March 31, 2005, our purchase obligations totaled approximately $2.3 million.

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

Our agency relationships with the lending banks are highly regulated. Under federal banking law, an FDIC insured, state-chartered bank located in one state can make loans to a consumer in another state and charge fees and/or interest allowed by the lending bank’s home state even if the fees and/or interest exceed what may be charged in the consumer’s state under that state’s usury law. This “export” lending law allows the lending banks for which we act as processing, marketing and servicing agent to export the interest rates permitted by the states in which they are located into the states in which we act as their agent. As of March 31, 2005, pursuant to our processing, marketing and servicing agreements with the lending banks, we served as an agent for payday cash advances offered, made and funded by BankWest in Pennsylvania, First Fidelity Bank in Michigan, Republic in North Carolina and Texas and Venture Bank in Arkansas. We also processed, marketed and serviced payday cash advances for BankWest in Georgia, but in May 2004 we suspended our operations in that state. Currently, only state-chartered banks can be lending banks for payday cash advances, because the federal regulators for national banks and federal savings associations have effectively prohibited such banks and associations from participating in the payday cash advance services industry with agents.

The four lending banks for which we currently act as processing, marketing and servicing agent are subject to extensive federal and state banking regulations and are subject to regular examination by state and federal regulatory authorities such as the FDIC. Because of our relationships with the lending banks, our own activities regarding the lending banks’ payday cash advances are also subject to examination by regulatory authorities. For example, we are examined annually by the FDIC. In connection with any regulatory examination, the FDIC or other regulatory authority may require us to provide information, grant access to our payday cash advance centers, personnel and records or alter our business practices, perhaps materially, or may prevent the lending banks from providing payday cash advances using us as an agent, which could preclude us from conducting business under the agency business model. Any of these actions could have a material adverse impact on our business, results of operations and financial condition, especially if we are required to materially modify our business practices or terminate our use of the agency business model.

In July 2003, the FDIC issued guidelines governing permissible agency arrangements between state-chartered banks and processing, marketing and servicing agents of the banks’ payday cash advances, such as us. If the FDIC’s implementation of these guidelines or the promulgation of any additional guidelines were to ultimately restrict the ability of all or certain state-chartered banks (including the lending banks for whom we act as processing, marketing and servicing agent) to maintain relationships with payday cash advance processors, marketers and servicers (such as us), it would have a material adverse impact on our business, results of operations and financial condition. In addition, if state banking regulators were to take action to restrict the ability of all or certain state-chartered banks, including the lending banks for whom we act as processing, marketing and servicing agent, to provide payday cash advances, our distribution opportunities in those states where we operate as an agent for a lending bank would be limited and we could have to permanently cease our operations in those states. This would have a material adverse impact on our business, results of operations and financial condition.

On March 1, 2005, the FDIC issued revised Payday Lending Guidance to FDIC insured institutions that offer payday cash advances including the lending banks for which we act as an agent. See “—Revised FDIC Guidance” for a description of the revised guidance, which will likely lower our revenues and increase our costs and could result in the limitation or suspension of our operations in some or all of the states in which we operate under the agency business model. Any such event could have a material adverse effect on our business, results of operations and financial condition.

A director of the FDIC has publicly questioned whether payday cash advances are predatory and abusive to consumers. The FDIC director also questioned whether agents for lending banks are entitled to the benefit of the federal banking law that permits a lending bank to “export” the lending interest rate on payday cash advances permitted by the state in which it is located to consumers in other states. If agent-assisted payday cash advances made by the lending banks were no longer entitled to the benefit of the federal banking laws permitting the exportation of interest rates, we would no longer be able to conduct business under the agency bank model and the resulting decline in our net revenues would have a material adverse effect on our business, results of operations and financial condition.

Other federal regulators have also increasingly scrutinized agency relationships between banks and payday cash advance companies. During 2002 and 2003, for example, the Office of the Comptroller of the Currency (“OCC”), which supervises national banks, took actions to effectively prohibit certain national banks from offering and making small-denomination, short-term consumer loans, including payday cash advances, through the use of agents such as ourselves. After a notice of charges was issued in 2002 against Peoples National Bank, one of the lending banks whose payday cash advances we processed, marketed and serviced, we entered into a consent agreement with the OCC to terminate our agency relationships with that bank. Future actions against the lending banks whose payday cash advances we process, market and service could result in a significant interruption or curtailment of our business. Any such business disruption or curtailment could have a material adverse effect on our business, results of operations and financial condition.

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

Revenues derived from processing, marketing and servicing payday cash advances made and funded by the lending banks under the agency business model accounted for 25.6% and 24.0% of our total revenues in the three months ended March 31, 2004 and 2005, respectively. If, as a result of changes in laws or regulations, an adverse result in litigation or regulatory proceedings or otherwise, we could no longer process, market and service payday cash advances made and funded by the lending banks in one or more of our present or future markets, our business, results of operations and financial condition could be materially adversely affected. In addition, any such changes in laws or regulations or adverse result in litigation or regulatory proceedings could deprive us of the agency business model as an alternative method for conducting our business in the event that statutory provisions or regulations specifically authorizing payday cash advances changed or expired in any of the states in which we currently operate under the standard business model.

The payday cash advance services industry is highly regulated under state law. Changes in state laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of March 31, 2005, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. The states with specific payday cash advance laws have laws that generally govern the terms of the transaction and require certain consumer protections. As of March 31, 2005, we operated in 29 of these 37 states under the standard business model and in one of these 37 states under the agency business model. We do not conduct business in the remaining seven of these 37 states or in the District of Columbia because we do not believe it is as economically attractive at this time to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 13 of the 50 states did not have laws specifically authorizing the payday cash advance business. As of March 31, 2005, we operated in four of these 13 states under the agency business model, serving as processing, marketing and servicing agent through our payday cash advance centers for four lending banks that make payday cash advances to their customers in those states.

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

Additionally, state attorneys general and banking regulators have begun to scrutinize the payday cash advance services industry and may take actions against the industry that could require us to cease or suspend operations in their respective states. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.”

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

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.” For example, processing, marketing and servicing payday cash advances as agent of a lending bank, such as what we do under the agency business model, has come under increasing legal and regulatory scrutiny at both the state and federal levels. The opposing parties in many of these lawsuits and proceedings maintain that payday cash advance companies, like us, that process, market and service payday cash advances made by a lending bank should be regarded as the “true lenders” due to the agent services they provide and their participation and/or economic interests in the payday cash advances. Many of these opposing parties allege that these relationships are “rent a charter” relationships, and as a result the payday cash advances made by banks using non-bank agents should be governed by the laws of the respective states in which the borrowers reside (i.e., they argue that there should be no federal preemption of state law and therefore no “exporting” of interest rates). If payday cash advance companies, like us, were held to be the “true lenders” in any of these lawsuits, the fees and/or interest charged would violate most of the applicable states’ usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. In addition, payday cash advance companies, like us, could be found to be in violation of state consumer protection laws and other laws, including certain criminal laws. If any state or federal court were to conclude that certain state laws applied to the agency business model and that we violated those laws, the decision could have a material adverse effect on our business, results of operation and financial condition. The impact of a negative ruling in any specific state would not only impair our operations in the specific state but could also hurt our business in other states due to the possibility such a decision could be cited as adverse precedent in pending or potential litigation and enforcement actions in other states. Adverse rulings in some of these lawsuits could significantly impair our business or force us to cease doing business in one or more states.

We are also involved in other litigation and administrative proceedings. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.” We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected on payday cash advances, refund the principal amount of payday cash advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, would require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and would require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Legislative or regulatory action or an adverse result in litigation or regulatory proceedings could cause us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

If we close our payday cash advance centers in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as severance payments and lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our payday cash advance centers and our employees in that state, with little or no revenues. For example, we have decided to continue to maintain our 86 payday cash advance centers in Georgia for the foreseeable future until certain litigation and regulatory matters currently pending in Georgia are resolved. We estimate that our net revenues are negatively impacted by approximately $1.7 million for each month that our Georgia operations are suspended and that the cost to keep the Georgia centers open under these limited operating conditions will be approximately $0.3 million per month. Additionally, if necessary, we estimate that, as of March 31, 2005, it will cost approximately $1.0 million (including lease cancellation costs of approximately $0.6 million) to shut down the Georgia operations completely. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.” In addition, if we were required to cease operations in North Carolina, we estimate that our net revenues would be negatively impacted by approximately $2.2 million for each month our North Carolina operations are shut down or suspended. Additionally, we estimate that, as of March 31, 2005, it would cost approximately $7.8 million (including lease cancellation costs of approximately $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) to shut down our North Carolina operations completely. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.”

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

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of March 31, 2005, we had approximately $253.2 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

Our relationships with the lending banks under the agency business model are based on commercial relationships, key personnel and internal bank policies. These relationships with the lending banks can be terminated at any time, which could have a material adverse effect on our business, results of operations and financial condition.

As of March 31, 2005, we were party to agreements with four of the 12 FDIC insured, state-chartered banks that we believe were then offering payday cash advances in the United States. Our processing, marketing and servicing agreements with these four lending banks have largely been the result of the relationships that have developed between bank personnel and key members of our management team. If the key members of our management team, who negotiate and maintain these relationships, are no longer employed by us, these relationships could be adversely affected and the lending banks could terminate or choose not to renew our processing, marketing and servicing agreements. We cannot assure you that we would be able to enter into new bank agency relationships on terms as favorable as our current relationships if these agreements were terminated or not renewed. In addition, other factors, such as changes in state or federal laws, regulations or guidelines, regulatory examinations and changes in lending bank policies and strategies, could lead to the termination of these contractual relationships. The termination or non-renewal of our processing, marketing and servicing agreements with lending banks could have a material adverse effect on our business, results of operations and financial condition by preventing us from operating under the agency business model.

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

Our cash advance centers operate in 34 states and, for the three months ended March 31, 2004 and 2005, our five largest states (measured by total revenues) accounted for approximately 42% and 41%, respectively, of our total revenues, with California, our largest state (measured by total revenues), representing approximately 11% of our total revenues during both periods. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of payday cash advance centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our payday cash advance services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

Media reports and public perception of payday cash advances as being predatory or abusive could materially adversely affect our business, results of operations and financial condition.

Over the past few years, consumer advocacy groups and certain media reports have advocated with increasing frequency governmental and regulatory action to prohibit or severely restrict payday cash advances. The consumer groups and media reports typically focus on the cost to a consumer for a payday cash advance. The consumer groups and media reports typically characterize these payday cash advances as predatory or abusive toward consumers. If this negative characterization of payday cash advances becomes widely accepted by consumers, demand for payday cash advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of payday cash advances or other activities could also result in increased regulatory scrutiny and increased litigation, and encourage restrictive local zoning rules and make it more difficult to obtain government approvals necessary to open new payday cash advance centers. These trends could materially adversely affect our business, results of operations and financial condition.

Prior to our initial public offering, we became aware that the CBS 60 Minutes II program was developing an investigative journalism segment on the payday cash advance industry. The story may give prominence to various employee claims, the current litigation against us and the investigation of us currently underway by the North Carolina Attorney General’s office. We have been told that the story will air the week of May 16, 2005, although CBS may choose to air the story at a different time. We have provided 60 Minutes II with a written statement, but have not otherwise participated in the development of the program. We are unable to predict what impact any such story may have on perceptions of our company and industry, consumer demand for payday cash advances or the level of regulatory and legal scrutiny of our business. A negative impact in any or all of these areas could materially adversely affect our business, results of operations and financial condition.

If the lending banks’ payday cash advance approval processes are flawed and more payday cash advances go uncollected, our provision for doubtful accounts and agency bank losses could increase because we may bear a significant amount of the payday cash advance losses under the agency business model. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

Our agreements with lending banks provide for us to process, market and service the lending banks’ payday cash advances. The banks are responsible for evaluating each of their customers’ applications and determining whether the payday cash advance is approved. We are not involved in the lending banks’ payday cash advance approval process, are not involved in determining the approval procedures or criteria of the lending banks and do not fund or acquire any payday cash advances from the lending banks. Consequently, the lending banks’ payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our processing, marketing and servicing agreements with the lending banks, the lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the lending banks to their customers on their payday cash advances. Depending upon the lending bank, this percentage currently ranges from 8.0% to 20.0%. In aggregate, this percentage was 14.3% and 15.4% for the three months ended March 31, 2004 and 2005, respectively. If actual payday cash advance losses exceed the percentage specified in a lending bank’s processing, marketing and servicing agreement with us, our processing, marketing and servicing fees are reduced by the excess through the provision for doubtful accounts and agency bank losses. If actual payday cash advance losses are less than the loss percentage specified in such agreement, our processing, marketing and servicing fees are increased by the difference through the provision for doubtful accounts and agency bank losses. As a result, if the amount of uncollected payday cash advances exceeds the lending bank’s contractual obligation, we would likely be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of March 31, 2005, this aggregate contingent liability amounted to $46.3 million and was not included on our balance sheet. If the banks’ payday cash advance approval processes are flawed and the number of uncollected payday cash advances increases, our provision for doubtful accounts and agency bank losses could increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (NSF) in the customers’ accounts or other reasons.

For the three months ended March 31, 2004 and 2005, we deposited approximately 3.9% and 4.3%, respectively, of all the customer checks we received and approximately 78.5% and 71.1%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the three months ended March 31, 2004 and 2005 were approximately $14.0 million and $16.6 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

We are subject to credit risk as a result of our arrangements with lending banks. The lending banks’ failure to honor their obligations to us could have a material adverse effect on our business, results of operations and financial conditions.

Under the agency business model, all charges of fees and/or interest paid by a lending bank’s customers are deposited directly to the lending bank’s bank account. We invoice the lending bank for the processing, marketing and servicing fees payable to us by such bank. In addition, each lending bank is responsible for making payments to us if actual payday cash advances losses are less than the bank’s contractually obligated portion of the losses. We are subject to the risk that the lending banks may fail to pay all or a portion of the amounts due to us or that they fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

If our estimates of payday cash advance losses are not adequate to absorb losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We maintain an allowance for doubtful accounts for estimated losses for payday cash advances we make directly to consumers under the standard business model and an accrual for excess bank losses for our share of losses on payday cash advances we process, market and service for lending banks under the agency business model. To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we consider the amount of outstanding payday cash advances owed to us, the amount of payday cash advances owed to the lending banks and serviced by us, historical payday cash advances we have charged off, our current collection patterns and the current economic trends in the markets we serve. As of March 31, 2005, our allowance for doubtful accounts was $23.6 million and our accrual for excess bank losses was $2.3 million. These amounts, however, are estimates, and if our actual payday cash advance losses are greater than our allowance for doubtful accounts or if the actual losses on the advances made by the lending banks are greater than our accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

With respect to the payday cash advances that we process, market and service for the lending banks, as of March 31, 2005, our aggregate contingent liability was $46.3 million and this amount was not included on our balance sheet. We could be obligated to pay this amount to the lending banks if the lending banks’ payday cash advances were to become uncollectible. The accrual for excess bank losses that was reported in our accrued liabilities in our balance sheet was $2.3 million as of March 31, 2005. Our accrual for excess bank losses is, however, an estimate. If actual payday cash advance losses are greater than our recorded accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

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

We may incur substantial additional debt in the future. As of March 31, 2005, our total debt was approximately $7.0 million and our stockholders’ equity was approximately $308.6 million. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

The terms of our debt limit our ability to incur additional debt but do not prohibit us from incurring additional debt. When current debt levels increase, the related risks that we now face will also increase.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to seek refinancing of all or a portion of our indebtedness or obtain additional financing in order to meet our obligations with respect to our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on satisfactory terms or at all.

We depend on loans from banks to operate our business. If banks decide to stop making loans to companies in the payday cash advance services industry, it could have a material adverse affect on our business, results of operations and financial condition.

We depend on borrowings under our revolving credit facility to fund payday cash advances, capital expenditures to build new centers and other needs. One major regional bank announced that it had revised its credit policies to prohibit future loans to companies engaged in the payday cash advance services or car title lending industries in a letter that the bank filed with the Federal Reserve Board in connection with the bank’s application for approval of an acquisition. The bank’s letter referred to comments filed by certain consumer advocacy organizations in connection with the bank’s application, and stated that it had revised its credit policies “after considering the potential reputational risks and consumer harm” that could result from lending to companies in these industries. While this bank is not one of our existing lenders under our revolving credit facility, if our current or potential credit banks decided not to lend money to companies in the payday cash advance services industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We have no operations of our own and derive substantially all of our cash flow and liquidity from our subsidiaries and from our borrowings. We have substantial contractual commitments and debt service obligations. We depend on distributions from our subsidiaries and borrowings to meet our contractual commitments and debt service obligations and to pay dividends on our common stock. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to meet our contractual commitments, to pay our indebtedness, to pay dividends on our common stock or to fund our other liquidity needs. Certain states require us to maintain some minimum net worth or liquidity based on the number of payday cash advance centers we operate in the state and other factors. These requirements may restrict our subsidiaries’ ability to pay dividends or make other distributions to us. In order to comply with these requirements, we were required to maintain cash and cash equivalents at our subsidiaries in an aggregate amount of $9.1 million as of March 31, 2005. In addition, if we undertake additional expansion efforts in the future, our cash requirements may increase significantly. Because of this, we may not have enough cash flow to meet our future liquidity needs, which may have a material adverse effect on our business, results of operations and financial condition.

Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our results of operations and stock price.

Our business is seasonal due to the impact of fluctuating demand for payday cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt, pay dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

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

Because our business requires us to maintain a significant supply of cash in each of our payday cash advance centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $0.3 million (0.25% of total revenues) and $0.2 million (0.18% of total revenues) in the three months ended March 31, 2004 and 2005, respectively. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our payday cash advance centers. We could experience liability or adverse publicity arising out of such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

Under standards established by the Public Company Accounting Oversight Board, we had a significant deficiency in our financial reporting internal controls as of June 30, 2004. In Auditing Standard No. 2 issued in March 2004, the Public Company Accounting Oversight Board defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. Under this new standard, our independent auditors concluded, and we agreed, that a significant deficiency existed relating to our financial reporting capability as a public company. The significant deficiency was determined to exist based on the need to increase our existing finance department resources to be able to prepare financial statements that are fully compliant with all SEC reporting guidelines on a timely basis, as well as based on the failure to properly apply two financial pronouncements: (i) FASB Financial Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (ii) FASB Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. We required additional technical assistance from our independent auditors in applying the provisions of FIN 45 to the agency business model transactions and in applying the provisions of FIN 46 to our related party lease transactions as well as to comply with the disclosure requirements of these pronouncements. We have been operating as a private company since inception. To address this deficiency and in connection with becoming a public company, we hired a director of accounting and reporting. In addition, we are enhancing our financial reporting capability by investing in additional personnel and creating an internal audit department, all of which will increase our costs. We cannot assure you that these measures or any future measures will enable us to remedy this significant deficiency or avoid other significant deficiencies in the future.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and comply with the Sarbanes-Oxley Act of 2002.

Effective internal controls are necessary for us to provide reliable financial reports, including reports on internal controls required under the Sarbanes-Oxley Act of 2002, and assist in the prevention of fraud. If we cannot provide reliable financial reports, our results of operations could be misstated and our reputation may be harmed. Historically, we may not have maintained a system of internal controls that was adequate for a public company, and in preparing the financial statements included in this Quarterly Report we placed only limited reliance on our historical internal control structure. We cannot assure you that the measures we have taken to date or any future measures will ensure that we will be able to implement and maintain adequate controls over our future financial processes and reporting. If we are unable to implement and maintain adequate internal controls in the future, our business, results of operations and financial condition could be materially adversely affected.

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

The annual turnover as of March 31, 2005 among our payday cash advance center managers was approximately 43% and among our other payday cash advance center employees was approximately 79%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our payday cash advance center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our payday cash advance centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

We used to be taxed as an S corporation under Subchapter S of the Internal Revenue Code and claims of taxing authorities related to our prior status as an S corporation could harm us.

Between October 1, 2001, and the closing of our initial public offering on December 21, 2004, we were taxed as a “pass-through” entity under Subchapter S of the Internal Revenue Code. Currently, we are taxed as a C corporation under Subchapter C of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If our tax returns for the years in which we were an S corporation were to be audited by the Internal Revenue Service or another taxing authority and we were determined not to have qualified for, or to have violated, our S corporation status, we could be obligated to pay back taxes, interest and penalties. These amounts could include taxes on all of our net income while we were an S corporation. We currently estimate that the net income during the period we were an S corporation was approximately $225 million to $235 million. Any such claims could result in additional costs to us and could have a material adverse effect on our business, results of operations and financial condition.

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

Our executive officers, directors and pre-IPO stockholders together control approximately 70% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

The use of our common stock to fund acquisitions or to refinance debt incurred for acquisitions could dilute existing shares.

From time to time, we may consider opportunities to acquire payday cash advance companies or businesses. Future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock or a combination of cash and shares. If the consideration for an acquisition is paid in common stock, existing stockholders’ investments could be diluted. Furthermore, we may decide to incur debt to fund all or part of the costs of an acquisition and may later issue additional shares of common stock to reduce that debt or to provide funds for future acquisitions. The issuance of additional shares of common stock for those purposes would also dilute our existing stockholders’ investments.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock.

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

Sales of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of May 11, 2005, there were approximately 84 million shares of our common stock outstanding. All of the 24,725,000 shares of common stock sold in our initial public offering are freely tradable in the public market, except for any shares sold to our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and any shares purchased through our directed share program, if the purchaser acquired in excess of 100 shares, which are subject to 180-day lock-up agreements and restrictions imposed by the National Association of Securities Dealers, Inc., or NASD. The approximately 58 million shares of our common stock outstanding prior to our initial public offering that were not sold in the offering and the 724,947 shares issued in connection with our acquisition of two aircraft that we use and the entity that owns our headquarters building, will also be saleable to the public under Rule 144. In addition, our certificate of incorporation permits the issuance of up to approximately 166 million additional shares of common stock after this offering. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase our shares in this offering.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than historical information or statements of current condition contained in this Quarterly Report, including statements regarding our future financial performance, our business strategy and expected developments in the payday cash advance services industry, are forward-looking statements. The words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on management’s current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•       the effect the revised FDIC payday lending guidance may have on the lending banks and our agency business model;

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

•       the other matters set forth under “—Risk Factors” above.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Quarterly Report, including under “—Risk Factors” and in this Item.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2004 or March 31, 2005. In addition, our variable interest expense is sensitive to changes in the general level of interest rates. The weighted average interest rate on our $39.5 million of variable interest debt as of December 31, 2004 was approximately 6.35%. We had no outstanding borrowings on our revolving credit facility at March 31, 2005.

We had total interest expense of $4.0 million and $0.8 million for the three months ended March 31, 2004 and 2005, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.5 million and $0.1 million for the three months ended March 31, 2004 and 2005, respectively.

Credit Risk

Under the agency business model, all charges of fees and/or interest paid by a lending bank’s customers are deposited directly to the lending bank’s bank account. We invoice the bank for the processing, marketing and servicing fees payable to us by such bank. In addition, lending banks are responsible for making payments to us if actual payday cash advances losses are less than the payday cash advance losses retained by the lending banks. We are subject to the risk that the lending banks will fail to pay all or a portion of the amounts due to us or that they will fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.                CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

See “Part I—Item 1. Financial Statements—Notes to the Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 2.                UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advance America, Cash Advance Centers, Inc.
May 16, 2005	By:	/s/ JOHN I. HILL
John I. Hill
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)