Form 10-Q
period 2005-06-30
Advance America, Cash Advance Centers, Inc.
filed 2005-08-15
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2005
Common Stock, par value $.01 per share	83,587,737 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and six months ended June 30, 2005

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

The factors listed in “Part I-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” in “Part I-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2004 and June 30, 2005
(in thousands, except per share data)

	December 31, 2004	June 30, 2005
Assets
Current assets
Cash and cash equivalents	$18,224	$9,187
Advances and fees receivable, net	155,009	173,127
Deferred income taxes	3,141	3,221
Other current assets	9,887	4,919
Total current assets	186,261	190,454
Restricted cash	9,110	9,285
Property and equipment, net	72,247	71,214
Goodwill	122,324	122,324
Other assets	7,597	7,167
Total assets	$397,539	$400,444
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,911	$9,416
Accrued liabilities	23,027	27,732
Income taxes payable	2,169	1,407
Accrual for excess bank losses	3,219	5,337
Current portion of long-term debt	471	459
Total current liabilities	42,797	44,351
Revolving credit facility	39,506	27,511
Long-term debt	6,660	6,426
Deferred income taxes	12,286	14,515
Other liabilities	—	28
Total liabilities	101,249	92,831
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 83,958 outstanding as of December 31, 2004 and 96,821 shares issued and 83,588 outstanding at June 30, 2005	968	968
Paid in capital	284,004	283,835
Paid in capital—unearned compensation	(3,451)	(2,827)
Retained earnings	52,492	67,864
Common stock in treasury (12,863 and 13,234 shares at cost at December 31, 2004 and June 30, 2005, respectively)	(37,723)	(42,227)
Total stockholders’ equity	296,290	307,613
Total liabilities and stockholders’ equity	$397,539	$400,444

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2004 and 2005
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Fees and interest charged to customers	$100,437	$114,693	$195,752	$219,849
Marketing, processing and servicing fees	30,038	35,624	62,883	68,851
Total revenues	130,475	150,317	258,635	288,700
Provision for doubtful accounts and agency bank losses	(19,093)	(30,567)	(30,053)	(40,658)
Net revenues	111,382	119,750	228,582	248,042
Center Expenses:
Salaries and related payroll costs	38,651	42,541	78,527	84,589
Occupancy costs	16,100	19,153	31,380	38,280
Center depreciation expense	3,447	3,595	6,611	7,132
Advertising expense	7,377	7,611	14,201	12,856
Other center expenses	11,025	12,612	22,665	25,049
Total center expenses	76,600	85,512	153,384	167,906
Center gross profit	34,782	34,238	75,198	80,136
Corporate and Other Expenses (Income):
General and administrative expenses	10,401	13,244	20,525	24,982
General and administrative expenses with related parties	533	101	1,130	164
Corporate depreciation expense	1,002	1,072	2,001	2,149
Interest expense	1,412	732	2,824	1,558
Interest expense with related parties	2,601	—	5,201	—
Interest income	(54)	(67)	(90)	(158)
Loss on disposal of property and equipment	109	27	269	123
Income before income taxes	18,778	19,129	43,338	51,318
Income tax expense	703	8,384	1,522	20,835
Net income	$18,075	$10,745	$41,816	$30,483
Net income per common share—basic and diluted	$0.26	$0.13	$0.61	$0.36
Dividends declared per common share	$0.09	$0.09	$0.32	$0.18
Weighted average number of shares outstanding—basic and diluted	68,667	83,878	68,667	83,918
Pro Forma Data
Historical income before taxes	$18,778		$43,338
Pro forma income tax expense	7,624		17,595
Net income adjusted for pro forma income tax expense	$11,154		$25,743
Pro forma net income per common share—basic and diluted	$0.16		$0.37
Weighted average pro forma number of shares outstanding—basic and diluted	68,667		68,667

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2005
(in thousands, except per share data)

				Paid-In
	Common Stock			Capital-		Common Stock
		Par	Paid-In	Unearned	Retained	In Treasury
	Shares	Value	Capital	Compensation	Earnings	Shares	Amount	Total
Balances, December 31, 2004	96,821	$968	$284,004	$(3,451)	$52,492	(12,863)	$(37,723)	$296,290
Amortization of restricted stock	—	—	—	574	—	—	—	574
Forfeitures of restricted stock	—	—	—	50	—	(3)	(50)	—
Dividends paid ($0.18 per share)	—	—	—	—	(15,070)	—	—	(15,070)
Dividends payable	—	—	—	—	(41)	—	—	(41)
Common stock issuance costs	—	—	(169)	—	—	—	—	(169)
Purchases of treasury stock	—	—	—	—	—	(368)	(4,454)	(4,454)
Net Income	—	—	—	—	30,483	—	—	30,483
Balances, June 30, 2005	96,821	$968	$283,835	$(2,827)	$67,864	(13,234)	$(42,227)	$307,613

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2005
(in thousands)

	2004	2005
Cash flows from operating activities
Net income	$41,816	$30,483
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,612	9,281
Non-cash interest expense	418	490
Provisions for doubtful accounts and agency bank losses	30,053	40,658
Deferred income taxes	275	2,149
Loss on disposal of property and equipment	269	123
Amortization of restricted stock	—	574
Changes in operating assets and liabilities
Other current assets	(171)	4,968
Other assets	(2,414)	(50)
Accounts payable	616	(3,189)
Accrued liabilities	3,018	3,215
Income taxes payable	17	(762)
Accrual for excess bank losses	(7,207)	(8,674)
Net cash provided by operating activities	75,302	79,266
Cash flows from investing activities
Changes in advances and fees receivable, net	(28,156)	(47,984)
Changes in restricted cash	1,214	(175)
Proceeds from sale of property and equipment	18	184
Purchases of property and equipment	(15,707)	(7,078)
Net cash used in investing activities	(42,631)	(55,053)
Cash flows from financing activities
Payments on revolving credit facility, net	(13,642)	(11,995)
Common stock issuance costs	—	(169)
Payments on mortgage payable	(152)	(164)
Payments on note payable	—	(82)
Payments of financing costs	—	(10)
Purchases of treasury stock	—	(4,454)
Payments of dividends	(21,783)	(15,070)
Changes in book overdrafts	(1,051)	(1,306)
Net cash used in financing activities	(36,628)	(33,250)
Net decrease in cash and cash equivalents	(3,957)	(9,037)
Cash and cash equivalents, beginning of period	10,484	18,224
Cash and cash equivalents, end of period	$6,527	$9,187
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,727	$1,070
Income taxes	1,229	19,448
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,018	1,477
Restricted stock dividends payable	—	41

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement, have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2005.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues on payday cash advances (and as of July 2005, installment loans under the agency business model) can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized on payday cash advances made by the Company under the standard business model on a constant-yield basis ratably over the term of each payday cash advance. Under the agency business model, all charges of fees and/or interest paid by the lending banks’ customers are deposited directly to the respective lending bank’s bank account, and the Company’s revenues consist of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to July 2005, these fees included the losses for which the lending banks were contractually obligated in each of the five states where the Company operated its agency business model. As of July 2005, these fees include the losses for which the lending bank operating in Pennsylvania is contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each payday cash advance.

Concentration of Risk

The Company originated, marketed and serviced payday cash advances, under either the standard or agency business model, to a broad base of individuals in 35 states in the United States. For the three months ended June 30, 2004 and 2005, total revenues within five states accounted for approximately 42.2% and 40.6%, respectively, of the Company’s total revenues. For the six months ended June 30, 2004 and 2005, total revenues within five states accounted for approximately 42.3% and 40.8%, respectively, of the Company’s total revenues.

Income Taxes

Effective October 1, 2001, AACACI filed an election to convert to Subchapter S status. Certain subsidiaries also converted to Subchapter S status as part of this election. The Company terminated these elections on December 21, 2004. For the three and six months ended June 30, 2004, approximately 95% and 96%, respectively, of total revenues were attributable to companies that had elected Subchapter S status.

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

2.   Marketing, Processing and Servicing Arrangements

As part of the agency business model, the Company is party to marketing, processing and servicing agreements (“MP&S Agreements”) with lending banks that offer payday cash advances and, as of July 2005, installment loans. The Company’s marketing, processing and servicing duties typically include the following:

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

In Pennsylvania, North Carolina and Arkansas, the Company is compensated under these MP&S Agreements by the lending banks for marketing, processing and servicing the payday cash advances and, as of July 2005, installment loans the lending banks make to their customers. The Company was previously a party to MP&S Agreements with lending banks offering payday cash advances in Texas and Michigan, which agreements were terminated in June 2005, and the Company no longer operates in Texas or Michigan under the agency business model. Although the Company markets, processes and services payday cash advances and, now, installment loans made by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance and/or installment loan is approved. The Company is not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria, and the Company does not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks; accordingly, they are not included in the Company’s balance sheet.

Prior to July 2005, each lending bank was contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. The Company’s marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If the amount of the lending bank’s uncollected payday cash advances and installment loans exceed the lending bank’s contractual obligations, the Company would likely be obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. The outstanding balances of the lending bank advances and fees receivable serviced by the Company were approximately $61.8 million and $52.7 million at December 31, 2004 and June 30, 2005, respectively. This amount represents solely payday cash advances, as no installment loans were offered by lending banks until July 2005. Beginning in July 2005, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas is responsible for any and all losses associated with its payday cash advances and installment loans, while the lending bank offering payday cash advances and installment loans in Pennsylvania is only contractually obligated for losses in an amount established as a percentage of the interest and/or fees charged by the bank to its customers.

On March 1, 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised Payday Lending Guidance (the “Revised Guidance”) to FDIC insured institutions that offer payday cash advances, including the lending banks for which the Company acts as an agent. The Revised Guidance limits the frequency of customer usage of payday cash advances and limits the period a customer may have payday cash advances outstanding from any lender to an aggregate of three months during the previous 12-month period. Based on an average term of approximately 15 days, this effectively limits the number of payday cash advances that may be made to any customer to six during any 12-month period. Pursuant to the Revised Guidance, lending banks may offer alternative longer-term credit products, which have taken the form of the installment loans referred to above.

Each of the lending banks offering payday cash advances in Pennsylvania, North Carolina and Arkansas that are marketed, processed and serviced by the Company has submitted to the FDIC its plan to make payday cash advances and installment loans in compliance with the Revised Guidance, which plans have not been rejected or approved by the FDIC. Because these plans did not take effect until July 2005, the Company cannot yet determine the extent to which the Revised Guidance will financially or otherwise effect the agency business model. However, the cap on the number of payday cash advances will likely reduce the Company’s revenues in these states, where the Company continues to market, process and service payday cash advances and, now, installment loans under the agency business model. These developments could have a material adverse effect on the Company’s business, results of operations and financial condition.

3.   Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of (in thousands):

	December 31, 2004	June 30, 2005
Payday advances receivable	$137,309	$149,591
Fees and interest receivable	21,942	23,151
Returned items receivable	25,705	28,618
Lending bank receivable	10,762	14,169
Other	1,833	1,710
Allowance for doubtful accounts	(29,221)	(33,875)
Unearned revenues	(13,321)	(10,237)
Advances and fees receivable, net	$155,009	$173,127

4.   Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Beginning balance	$20,629	$23,598	$23,021	$29,221
Provision for doubtful accounts	14,928	23,260	22,492	29,866
Charge-offs	(13,136)	(16,035)	(28,229)	(35,521)
Recoveries	2,489	3,052	7,626	10,309
Ending balance	$24,910	$33,875	$24,910	$33,875

Changes in the accrual for excess bank losses for the three and six months ended June 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Beginning balance	$2,929	$2,330	$3,623	$3,219
Provision for agency bank losses	4,165	7,307	7,561	10,792
Charge-offs	(4,307)	(5,570)	(11,282)	(13,373)
Recoveries	1,190	1,270	4,075	4,699
Ending balance	$3,977	$5,337	$3,977	$5,337

The provision for agency bank losses consists of those losses for which the lending banks under the agency business model are contractually obligated and an estimate by which actual losses will differ from the lending banks’ contractual obligation (which is referred to as provision for excess bank losses).

5.   Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31, 2004	June 30, 2005
Employee compensation	$9,678	$9,369
Health and dental insurance	3,364	3,417
Workers’ compensation	3,521	3,887
Advertising	261	1,151
Legal	827	1,220
Accrued construction in progress	1,818	1,477
Payable to lending bank	—	3,175
Other	3,558	4,036
Total	$23,027	$27,732

6.   Income Taxes

Income tax expense for the three and six months ended June 30, 2004 and 2005 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Current
Federal	$—	$6,277	$—	$15,589
State	(566)	1,247	1,246	3,097
	(566)	7,524	1,246	18,686
Deferred	1,269	860	276	2,149
Total	$703	$8,384	$1,522	$20,835

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three and six months ended June 30, 2004 and 2005 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
S corporation income not subject to tax	(29.8)	2.0	(31.9)	(0.3)
State income taxes, net	2.0	4.6	0.4	4.4
Other	(3.5)	2.2	—	1.5
Effective income tax rate	3.7%	43.8%	3.5%	40.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2004	June 30, 2005
Deferred tax assets
Accrued expenses	$2,762	$3,266
Bad debts	1,819	2,116
Net operating loss carryforwards	845	40
Other	35	12
Total deferred tax assets	5,461	5,434
Deferred tax liabilities
Goodwill	(7,877)	(9,310)
Depreciation	(1,882)	(2,071)
Prepaid expenses	(1,590)	(2,104)
Book versus tax basis difference for aircraft	(3,257)	(3,243)
Total deferred tax liabilities	(14,606)	(16,728)
Net deferred tax liability	$(9,145)	$(11,294)

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

As of December 31, 2004 and June 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $3.4 million and $0.7 million, respectively, which will begin to expire in 2014.

7.   Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities and is involved in various other legal proceedings with state and federal regulators.

In July 2002, the Industrial Loan Commissioner for Georgia issued an examination certificate to the Company seeking to investigate whether the Company had complied with the Georgia Industrial Loan Act. On August 2, 2002, the Company and BankWest, Inc. (“BankWest”), the lending bank for whom the Company acted as marketing, processing and servicing agent in Georgia, filed suit against the Commissioner in the Superior Court for Fulton County, Georgia seeking to enjoin him from enforcing the examination certificate and proceeding with an examination. Later, the Commissioner served BankWest and the Company with administrative subpoenas seeking the production of loan documents, customer information and contractual and financial documentation relating to the Company regarding BankWest’s payday advance program in Georgia. In the Company’s lawsuit against the Commissioner, the Company sought a declaration that the Company, as BankWest’s agent, BankWest and BankWest’s payday cash advances in Georgia were exempt from the Georgia Industrial Loan Act, and therefore the Commissioner should be enjoined from enforcing the examination certificate and administrative subpoenas. The Georgia Superior Court issued an order granting a motion for summary judgment made by the Commissioner and denying the Company’s motion for summary judgment. This order was appealed to and affirmed by the Georgia Court of Appeals. The Company filed a Petition for Certiorari to the Georgia Supreme Court, which was denied in September 2004, thereby permitting the Commissioner’s examination to proceed. If the outcome of the Commissioner’s examination is adverse to the Company, it could have a material adverse effect on the Company’s business, results of operations and financial condition by possibly forcing the Company to permanently cease operations in Georgia. On July 29, 2005, the Company received an order setting a hearing for September 23, 2005 regarding whether certain documents provided by the Company to the Commissioner and placed under seal by the trial court should remain sealed.

In the Spring of 2004, Georgia adopted a statute, which became effective in May 2004, that effectively prohibits payday cash advance services in the state and effectively restricts the Company’s ability to act as marketing, processing and servicing agent for a lending bank in the state. On April 9, 2004, the Company, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State (BankWest, et al. vs. Baker, et al. or “BankWest vs. Baker”), seeking declaratory and injunctive relief. The relief sought was a declaration that the recently passed Georgia anti-payday cash advance law is unconstitutional and is preempted by federal law and should not be enforceable. The District Court issued a temporary restraining order preventing the Georgia law from taking effect until May 15, 2004. Subsequently, on May 13, 2004, the District Court issued an order denying the Company’s motion for an injunction but extended the temporary restraining order until May 25, 2004. On May 25, 2004, upon expiration of the temporary restraining order, the Georgia law took effect. Accordingly, the Company suspended operations at its payday cash advance centers in Georgia. Net revenues from the Company’s Georgia operations were approximately $1.2 million, or 1.1% of the Company’s net revenues, for the three months ended June 30, 2004 and approximately $5.6 million, or 2.5% of the Company’s net revenues, for the six months ended June 30, 2004. The Georgia operations have not generated revenue since operations were ceased in May 2004.

Subsequent to June 2005, the Company permanently closed 32 centers in Georgia. The lease cancellation and other closing costs were approximately $0.3 million. The Company estimates that the cost to keep the remaining 54 Georgia centers open under limited operating conditions will be approximately $0.2 million per month. Additionally, if necessary, the Company estimates that it will cost approximately $0.7 million (which includes lease cancellation costs of approximately $0.4 million) to shut down the Georgia operations completely. The Company appealed the District Court’s order to the U.S. Court of Appeals for the Eleventh Circuit. On June 10, 2005, the Eleventh Circuit issued its opinion affirming the District Court’s order by a 2-1 majority opinion. The Company, together with certain co-petitioners, filed a petition for rehearing en banc with the Eleventh Circuit on July 1, 2005 and the parties are awaiting a response to this petition.

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

•       On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company, its subsidiary that operates in North Carolina and William M. Webster, IV, the Company’s Chief Executive Officer, alleging, among other things, that the relationship between the Company’s subsidiary that operates in North Carolina and Republic was a “rent a charter” relationship and therefore the bank was not the “true lender” on the payday cash advances. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the Company from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. The case is in its preliminary stages. Thus far the only substantive motions the Company has filed are motions to (1) dismiss or stay proceedings and (2) compel arbitration. On November 19, 2004, plaintiffs filed a motion seeking class certification. On November 16, 2004, the North Carolina Superior Court denied the Company’s motion to have the case designated as a complex business case and assign it to the North Carolina Business Court and instead granted the plaintiffs’ motion to designate the case as exceptional and assign it to a special Superior Court Judge. The ruling does not express any opinion on the merits of the case. Plaintiffs’ counsel indicated at the hearing held prior to the ruling, and in papers filed in support of their motion for class certification (which has not yet been fully briefed or set for a hearing), that the distributions to the Company’s stockholders of substantially all of the net income earned by the Company in the form of cash dividends may be the subject of a fraudulent conveyance claim. At the hearing, plaintiffs’ counsel indicated that they might seek injunctive relief to return such payments or to hold them in escrow pending a judgment in this lawsuit. Plaintiffs’ complaint contains a fraudulent conveyance claim but seeks no specific relief with respect to that claim. On December 1, 2004, the North Carolina Supreme Court appointed a Special Superior Judge to hear the case. On March 10, 2005, that Judge heard arguments on the motions to stay discovery pending a decision on arbitrability, and, on May 11, 2005, issued a ruling allowing limited discovery on the issues of arbitration, personal jurisdiction and class certification and then stated his intent to set a date to hear these motions together. An adverse ruling in this case could have a material adverse effect on the Company’s results of operations and financial condition, including possibly forcing the Company to cease its operations in North Carolina. In addition, in September 2004, Republic filed an action in federal court in North Carolina against the three plaintiffs who have sued the Company, seeking a declaratory judgment that all disputes their customers have shall be submitted to arbitration and an injunction preventing the plaintiffs from pursuing disputes in a non-arbitral forum. A motion to dismiss Republic’s lawsuit was granted on February 10, 2005, on grounds that Republic lacks standing. On February 18, 2005, Republic filed a motion to alter or amend the judgment and for reconsideration, which was denied. Republic has filed an appeal of these orders to the U.S. Court of Appeals for the Fourth Circuit.

•       On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for whom the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, its subsidiary in Georgia, William M. Webster, IV and several of the Company’s unnamed officers, directors, owners and “stakeholders,” alleging many different causes of action, most notably that the Company made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the loans that the Company marketed, processed and serviced for BankWest in Georgia and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company has removed the case to federal court and filed an answer denying the allegations and asserting the defense of arbitration as well as other defenses. The plaintiffs filed a motion in September 2004 to remand the case to Georgia state court to which the Company has responded. In September 2004, the Company filed a declaratory judgment action in federal court in Georgia against the Georgia class action plaintiffs seeking a declaratory judgment that all disputes relating to the loans by BankWest shall be submitted to arbitration and plaintiffs shall be prohibited from pursuing loan related disputes in a non-arbitral forum. A hearing was held on December 14, 2004. While no formal opinion was issued, the court indicated its intention to place the cases on hold until the Eleventh Circuit issued its ruling in BankWest vs. Baker, which challenges the constitutionality of Georgia’s payday cash advance law and Jenkins vs. First American, which involves the enforceability of an arbitration clause similar to the one at issue in the Company’s Georgia case. On February 18, 2005, the Eleventh Circuit held in the Jenkins case that the arbitration clause was enforceable and binding on the plaintiffs. On March 24, 2005, the court issued a formal opinion indicating that it was staying the King and Strong case until the Eleventh Circuit issued its decision in BankWest vs. Baker. After the Eleventh Circuit issued its ruling upholding the District Court’s order in BankWest vs. Baker, the court in the King and Strong case issued a scheduling order asking that briefs be filed with the court by August 10, 2005, regarding the Eleventh Circuit’s opinion. The court has yet to schedule a hearing with respect to these briefs.

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

The Company and certain of its officers, directors and employees are also defendants in two putative class-action lawsuits commenced by three of the Company’s former customers, Gerald and Wendy Betts and Donna Reuter, in Florida. The first putative class action was filed by Ms. Betts and Ms. Reuter in

February 2001 in the Circuit Court of Palm Beach County against the Company’s subsidiary, McKenzie Check Advance of Florida, LLC and certain other parties. The first lawsuit alleges that the Company engaged in unfair and deceptive trade practices and violated the Florida criminal usury statute, the Florida Consumer Finance Act, and Florida’s Racketeer Influenced and Corrupt Organizations Act. The Company successfully moved to have Ms. Reuter’s case sent to arbitration and was awarded summary judgment as to Ms. Betts’ claims. The arbitration order in Ms. Reuter’s case is currently on appeal to the Florida Supreme Court and the summary judgment order in Ms. Betts’ case was reversed on August 11, 2004 by Florida’s Fourth District Court of Appeals. The Company is appealing the Fourth District Court of Appeals’ ruling. The suit seeks unspecified damages, and the Company could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. On May 9, 2005, the Florida Supreme Court issued an order requesting briefing as to whether the Florida Supreme Court should summarily quash the decision ordering arbitration in light of another Florida Supreme Court decision on arbitration entitled Cardegna v. Buckeye Check Cashing, Inc., which held that a substantially similar arbitration agreement was unenforceable. The Company initially filed, on May 20, 2005, a response that such an order should be issued. However, on June 20, 2005, the United States Supreme Court granted a writ of certorari in the Cardegna case, and will review the case in its 2005-06 term. Consequently on June 21, 2005, the Company filed a supplemental response requesting that the case be stayed in light of the pending U.S. Supreme Court review of the Florida Supreme Court’s decision in this case. The Florida Supreme Court has not issued a ruling on this request.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by Mr. Betts and Ms. Reuter against the Company, its subsidiary in Florida and officers and directors of the subsidiary. The allegations are nearly identical to those alleged in their first lawsuit discussed in the preceding paragraph. The Company has filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court, and to compel arbitration. These motions have not been fully briefed or set for hearing yet. The parties jointly moved for a stay of the proceedings in light of the appeal of the original Betts and Rueter case against the Company pending before the Florida Supreme Court, which stay was granted on July 28, 2005.

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

In August 2004, the North Carolina Attorney General’s Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and Republic. The Company believes the primary purpose of the investigation is to determine whether the Company’s operations in North Carolina are in compliance with North Carolina law. The Company has cooperated with the investigation. A corporate representative appeared before the Commissioner, in closed session, on November 22, 2004, to provide factual information about the nature of the Company’s business. In addition, the Company has provided written answers to clarifying questions from the Commissioner. While no final determination has been reached by the Attorney General’s office or the Commissioner of Banks in this matter, on February 1, 2005, the Commissioner of Banks issued a Notice that he was going to hold a hearing on this matter on April 19, 2005, or as soon thereafter as possible, regarding the Company’s operations in North Carolina. Most recently, the Commissioner has issued an order establishing schedules for discovery, the exchange of documents and setting deadlines of September 2, 2005 for the submission of evidence and arguments thereof and September 12, 2005 for the submission of briefs. The Attorney General for North Carolina as well as the class action plaintiffs in the North Carolina class action case have moved to intervene and participate in this matter. The Attorney General was granted the right to intervene and participate. The class action plaintiffs were granted the right to submit an amicus brief. The Commissioner has issued several pre-hearing orders that have clarified the scope of discovery and eliminated the possibility of retrospective relief. However, it is possible that the North Carolina Attorney General or the Commissioner of Banks for North Carolina may make a determination or finding that is adverse to the Company’s business operations in the state. Specifically, the North Carolina Attorney General and Banking Commissioner potentially could issue an injunction or issue a cease and desist order based on the Consumer Finance Act. This could result in the imposition of fines and the alteration or cessation of the Company’s use of the agency business model in North Carolina. All North Carolina payday cash advance centers currently operate under the agency business model. Net revenues from the Company’s North Carolina operations were $6.2 million, or 5.6% of the Company’s net revenues, and $6.9 million, or 5.7% of the Company’s net revenues, for the three months ended June 30, 2004 and 2005, respectively. Net revenues from the Company’s North Carolina operations were $12.7 million, or 5.5% of the Company’s net revenues, and $13.4 million, or 5.4% of the Company’s net revenues, for the six months ended June 30, 2004 and 2005, respectively. The Company estimates that it would cost, as of June 30, 2005, approximately $7.8 million (including lease cancellation costs of $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) if the Company is required to shut down its North Carolina operations completely as a result of this investigation.

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

8.   Capital Stock

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

During the three months ended June 30, 2005, the Company repurchased 367,200 shares of its common stock at a cost of approximately $4.5 million.

During the three months ended June 30, 2005, the Company cancelled 3,333 shares of unvested restricted stock.

9.   Subsequent Events

On July 26, 2005 the Company’s Board of Directors declared a cash dividend of $0.09 per share of common stock, payable on September 9, 2005 to shareholders of record on August 30, 2005.

In late June and early July 2005, the Company underwent several operational changes in the five states where it has historically conducted business under the agency business model as a result of the Revised Guidance on payday lending issued by the FDIC in March 2005. These changes affected the Company’s operations in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

The Company has historically operated in Pennsylvania as a marketing, processing and servicing agent for BankWest, Inc., a South Dakota bank (“BankWest”), in Arkansas as a marketing, processing and servicing agent for Venture Bank, a Washington bank (“Venture”), and in North Carolina as a marketing, processing and servicing agent for Republic Bank & Trust, a Kentucky bank (“Republic”). Effective July 1, 2005, the Company amended its MP&S Agreement with BankWest regarding Pennsylvania, primarily to allow the Company to also act as a marketing, processing and servicing agent for a new installment loan product offered by BankWest in the Company’s 101 payday cash centers in Pennsylvania. On June 30, 2005, the Company terminated its MP&S Agreement with Venture, and the Company entered into a new MP&S Agreement with First Fidelity Bank, a South Dakota bank (“First Fidelity Bank”), to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by First Fidelity Bank in the Company’s 30 payday cash advance centers in Arkansas. Effective July 6, 2005, the Company terminated its MP&S Agreement with Republic and entered into a new MP&S Agreement with First Fidelity Bank to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by First Fidelity Bank in the Company’s 117 payday cash advance centers in North Carolina.

Pursuant to the Company’s MP&S Agreements with First Fidelity Bank, First Fidelity Bank is contractually obligated for all losses on payday cash advances and installment loans to its customers in Arkansas and North Carolina. Under the Company’s terminated MP&S Agreements with Venture and Republic, those lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under the terminated agreements with Venture and Republic, the Company was obligated if actual payday cash advance losses exceeded the lending bank’s contractual obligation. The Company remains obligated in North Carolina and Arkansas for the existing advances and fees receivable in excess of the prior lending bank’s contractual obligations. Accordingly, at June 30, 2005, the Company recorded a related net increase in the accrual for excess bank losses of approximately $1.7 million.

The lending banks intend to offer payday cash advances in Pennsylvania, Arkansas and North Carolina within the limits of the FDIC’s Revised Guidance, which limits the frequency of customer usage of payday cash advances and limits the period a customer may have payday cash advances outstanding from any lender to an aggregate of three months during the previous 12-month period. In response to the FDIC’s Revised Guidance, the lending banks also offer installment loans to their customers for which the

Company also acts as marketing, processing and servicing agent. The installment loans generally have bi-weekly payments amortized over a three- or four-month period. The lending banks establish all of the underwriting criteria and utilize third-party credit scores to determine whether to approve an installment loan for a customer. All of the terms, conditions and features of the installment loan agreements between the lending banks and their customers are determined by the lending banks. The lending banks fund all loans, and the Company does not expect to purchase or participate in the loans. The Company deposits, on behalf of the lending banks, all repayments of installment loans, interest and fees in the lending banks’ accounts, and the lending banks pay to the Company its marketing, processing and servicing fees for the installment loans.

The Company has historically operated in Michigan as marketing, processing and servicing agent for First Fidelity Bank. Effective June 26, 2005, the Company terminated its MP&S Agreement with First Fidelity Bank regarding Michigan. Under the terminated agreement, First Fidelity Bank was the lender and recorded advances and fees receivable on its balance sheet, and First Fidelity Bank was contractually obligated for uncollectible accounts in amounts determined as a percentage of fees and interest charged by First Fidelity Bank to its customers. The amount by which losses exceeded First Fidelity Bank’s contractual obligation was included on the Company’s balance sheet as an accrual for excess bank losses. In connection with terminating the MP&S Agreement with First Fidelity Bank, the Company purchased from First Fidelity Bank its payday cash advance accounts receivable for Michigan, for approximately $7.7 million, and First Fidelity Bank no longer has any obligations for losses with respect to those accounts. The Company has reflected those accounts receivable on its balance sheet at June 30, 2005, and recorded a related net increase in the allowance for doubtful accounts and accrual for excess bank losses of approximately $0.6 million.

In late June 2005, the Company began offering check-cashing and deferred presentment services directly to customers in its 86 centers in Michigan. The approval process for the Company to provide customers with check-cashing services in Michigan is substantially similar to the process the Company uses to provide payday cash advances under its standard business model. However, instead of providing its customer with a short-term advance that is to be repaid by its customer and is secured by the customer’s personal check, the Company delivers to its customer cash in the amount of the check presented by the customer to it, less the amount of the fee charged by the Company for cashing the check. The amount of the fee varies based on whether the check cashed is a government check, a payroll check or a personal check, and the Company charges interest for the period of time that its agrees with the customer to hold the check before depositing it. Customers also have the opportunity to repurchase the check from the Company. Following this change in operations, the Company includes its Michigan centers and its check-cashing business in its standard business model.

Beginning in July 2005, the Company ceased conducting business under the agency business model in its 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary that has registered as a credit services organization (“CSO”) under Texas law. As a CSO, the Company offers a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. In connection with commencing operations as a CSO in Texas, the Company has entered into a credit services agreement (“CSO Agreement”) with a third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

The process by which the Company assists customers in completing a loan application and documentation with the third-party lender is similar to how the Company previously operated in Texas. The lender still determines whether to approve the loan utilizing third-party credit scores to evaluate a customer and establishes all of the loan underwriting criteria. All of the terms, conditions and features of the loan agreements between the lender and the customers are determined by the lender. The customer also writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan, which the Company holds on behalf of the lender pending repayment of the loan. The Company assists customers by agreeing to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers.

When the loan becomes due, the customer returns to the CSO center to repay the loan and pay the Company’s credit services fee (“CSO Fee”), the Company returns the customer’s two checks and the Company deposits the loan payment in the lender’s account and the CSO Fee in the Company’s account. If the customer does not return to the CSO center to repay the loan and pay the CSO Fee, the Company may then begin collection efforts to obtain from the customer payment of the loan, the CSO Fee and any late and non-sufficient funds (“NSF”) fees. If the Company is unsuccessful in collecting any payments for the lender, the Company will reimburse the lender, and then may continue its collection efforts with respect to all amounts due by the customer.

Under the Company’s prior MP&S Agreement with the lending bank in Texas for payday cash advances, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred. Under the CSO Agreement, the Company is contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by the Company. Accordingly, at June 30, 2005, the Company recorded a related net increase in the allowance for doubtful accounts and accrual for excess bank losses of approximately $1.9 million. Following this change in operations, the Company includes its Texas centers and its CSO services in its standard business model.

In July 2005, the Company decided to permanently close 32 centers in Georgia. The Company continues to explore its options with regards to the remaining centers in Georgia and is awaiting the Eleventh Circuit Court of Appeals’ response to the petition for rehearing en banc filed in the BankWest vs. Baker case. (See “Note 7—Commitments and Contingencies”).

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of payday cash advance centers operated. Our payday cash advance centers provide, directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers’ next payday. As of June 30, 2005, we operated 2,520 payday cash advance centers in 35 states.

In most states in which we conduct business, we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states in which we conduct business, we act as a marketing, processing and servicing agent through our payday cash advance centers for FDIC insured, state-chartered banks that make payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). In the agency business model, we refer to the banks for which we act as agent as the lending banks.

We ceased conducting business under the agency business model in our 208 payday cash advance centers in Texas in the beginning of July 2005 and our 86 payday cash advance centers in Michigan at the end of June 2005, and began conducting business in our Texas centers as a Credit Services Organization (“CSO”), and in our Michigan centers as a provider of check-cashing and deferred presentment services. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through an unaffiliated third-party lender. Our operations as a provider of check-cashing services are substantially similar to our operations under our standard business model, except that instead of providing our customers with a short-term advance that is to be repaid by the customer and is secured by the customer’s personal check, we deliver to our customers cash in the amount of the check presented by the customer to us, less the amount of the fee charged by us for cashing the check, which fee varies based on whether the check cashed is a government check, a payroll check or a personal check, and we charge interest for the period of time that we agree with the customer to hold the check before we deposit it. As of June 30, 2005, we have included our Michigan centers, in which we now offer check-cashing services, in our standard business model. Going forward, we also expect to include all of our Texas centers, in which we now operate as a CSO, in our standard business model.

As of June 30, 2005, we were making payday cash advances directly to customers under the standard business model in 2,064 of our 2,520 payday cash advance centers in 31 states, including our 86 centers in Michigan, and serving as agent for the lending banks under the agency business model in our 456 payday cash advance centers located in Arkansas, North Carolina, Pennsylvania and Texas.

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model, including, beginning in July 2005, in our capacity as a CSO, and (2) marketing, processing and servicing fees paid to us by the lending banks under the agency business model. On the payday cash advances made and funded by the lending banks from their own bank accounts and marketed, processed and serviced by us under the agency business model, all payments of principal and fees and/or interest paid by customers are deposited directly to the account of the respective lending bank. We are in turn paid a marketing, processing and servicing fee by the lending bank after we send it an invoice. Our total revenues for the three and six month periods ended June 30, 2004 and 2005 consisted of (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$100.5	77.0	$114.7	76.3	$195.7	75.7	$219.8	76.2
Marketing, processing and servicing fees	30.0	23.0	35.6	23.7	62.9	24.3	68.9	23.8
Total revenues	$130.5	100.0	$150.3	100.0	$258.6	100.0	$288.7	100.0

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

Payday Cash Advance Centers.   The following table lists the number of payday cash advance centers by state at December 31, 2004 and June 30, 2005:

State	December 31, 2004	June 30, 2005
Alabama	127	134
Arkansas(1)	30	30
Arizona	49	49
California	290	294
Colorado	56	60
Delaware	10	12
Florida	173	180
Georgia(1)(2)	—	—
Iowa	21	22
Idaho	8	12
Illinois	61	61
Indiana	91	109
Kansas	—	10
Kentucky	33	34
Louisiana	64	69
Michigan(1)	87	86
Missouri	62	64
Mississippi	51	52
Montana	8	8
North Carolina(1)(3)	118	117
Nebraska	25	27
New Hampshire	15	16
New Mexico	12	12
Nevada	10	9
Ohio	178	189
Oklahoma	68	69
Oregon	42	50
Pennsylvania(1)	101	101
South Carolina	105	107
South Dakota	10	10
Tennessee	59	59
Texas(1)	204	208
Virginia	109	112
Washington	90	105
Wisconsin	37	39
Wyoming	4	4
Total	2,408	2,520

(1)          We have operated under the agency business model in Arkansas and North Carolina since April 14, 2001 and September 12, 2001, respectively. Prior to these dates, we operated in Arkansas and North Carolina under the standard business model. We have operated in Georgia and Pennsylvania only under the agency business model. We operated in Texas under the agency business model until July 2005, when we started operating as a CSO. We have operated in Michigan under the standard business model since June 27, 2005. Prior to this date, we operated in Michigan under the agency business model.

(2)          In May 2004, a Georgia law became effective that prohibits payday cash advance services in the state and restricts our ability to act as marketing, processing and servicing agent for a lending bank in the state. As a result, we suspended operations at our 89 payday cash advance centers (35 of which were subsequently closed) in Georgia.

(3)          We are currently facing certain litigation and regulatory proceedings in North Carolina that may ultimately force us to stop acting as marketing, processing and servicing agent for a lending bank in that state.

New payday cash advance centers.   We opened 141 and 104 new payday cash advance centers during the three months ended June 30, 2004 and 2005, respectively. We opened 259 and 126 new payday cash advance centers during the six months ended June 30, 2004 and 2005, respectively.

Closed payday cash advance centers.   No payday cash advance centers were closed during the three months ended June 30, 2004. We closed 8 payday cash advance centers during the three months ended June 30, 2005. We closed 1 and 14 payday cash advance centers during the six months ended June 30, 2004 and 2005, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to closed payday cash advance centers of approximately $0.2 million in the three months ended June 30, 2005, and approximately $11.0 thousand and $0.2 million in the six months ended June 30, 2004 and 2005, respectively.

In May 2004, a Georgia law became effective that prohibits payday cash advance services in the state and restricts our ability to act as marketing, processing and servicing agent for a lending bank in the state See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.” Accordingly, we suspended operations at our 89 (35 of which were subsequently closed) payday cash advance centers in Georgia. Net revenues from our Georgia operations were $1.2 million, or 1.1%, of our net revenues for the three months ended June 30, 2004 and approximately $5.6 million, or 2.5% of the Company’s net revenues, for the six months ended June 30, 2004. Our Georgia operations have not generated revenue since operations were ceased in May 2004. Subsequent to June 2005, we permanently closed 32 centers in Georgia. The lease cancellation and other closing costs were approximately $0.3 million. We estimate that the cost to keep the remaining 54 Georgia centers open under limited operating conditions will be approximately $0.2 million per month. Additionally, if necessary, we estimate that it will cost approximately $0.7 million (which includes lease cancellation costs of approximately $0.4 million) to shut down the Georgia operations completely.

The following is a summary of the financial information for our operations in Georgia for the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Georgia Revenues:
Marketing, processing and servicing fees	$2,035	$—	$7,102	$—
Provision for agency bank losses	(831)	—	(1,463)	—
Net revenues	1,204	—	5,639	—
Georgia Center Expenses:
Salaries and related payroll costs	1,585	94	3,092	173
Occupancy costs	591	534	1,199	1,073
Center depreciation expense	163	—	324	—
Advertising expense	253	—	523	—
Other center expenses	328	102	795	219
Total center expenses	2,920	730	5,933	1,465
Georgia Center Gross Profit/(Loss)	$(1,716)	$(730)	$(294)	$(1,465)

On August 26, 2004, the North Carolina Attorney General’s office, in conjunction with the Commissioner of Banks for North Carolina, issued us a subpoena to produce documents, respond to written questions and have a corporate representative appear for testimony regarding the relationship between our North Carolina subsidiary and Republic, the lending bank for whom we acted as marketing, processing and servicing agent in North Carolina and has since commenced a Notice of Hearing to determine if the Company’s activities in North Carolina are in contravention to North Carolina law. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.” All North Carolina payday cash advance centers currently operate under the agency business model. Net revenues from our North Carolina operations were $6.2 million, or 5.6% of the Company’s net revenues, and $6.9 million, or 5.7% of the Company’s net revenues, for the three months ended June 30, 2004 and 2005, respectively. Net revenues from the Company’s North Carolina operations were $12.7 million, or 5.5% of the Company’s net revenues, and $13.4 million, or 5.4% of the Company’s net revenues, for the six months ended June 30, 2004 and 2005, respectively. We estimate that it would cost, as of June 30, 2005, approximately $7.8 million (including lease cancellation costs of $0.7 million, the charge-off of accounts receivable of $3.5 million, the charge-off of undepreciated cost of assets of approximately $1.4 million and other shut-down costs of approximately $2.2 million) if we are required to shut down our North Carolina operations completely as a result of this investigation.

The following is a summary of financial information for our operations in North Carolina for the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
North Carolina Revenues:
Marketing, processing and servicing fees	$6,952	$7,676	$14,129	$14,880
Provision for agency bank losses	(742)	(821)	(1,452)	(1,512)
Net revenues	6,210	6,855	12,677	13,368
North Carolina Center Expenses:
Salaries and related payroll costs	2,380	2,374	4,487	4,469
Occupancy costs	833	828	1,693	1,680
Center depreciation expense	116	108	249	234
Advertising expense	290	305	586	573
Other center expenses	416	432	914	848
Total center expenses	4,035	4,047	7,929	7,804
North Carolina Center Gross Profit	$2,175	$2,808	$4,748	$5,564

Revised FDIC Guidance

On March 1, 2005, the FDIC issued Revised Guidance to FDIC insured institutions that offer payday cash advances, including the lending banks for which we then acted as an agent. The Revised Guidance limits the frequency of customer usage of payday cash advances and limits the period a customer may have payday cash advances outstanding from any lender to an aggregate of three months during the previous 12-month period. Based on an average term of approximately 15 days, this effectively limits the number of payday cash advances that may be made to any customer to six during any 12-month period. All payday cash advances made from any lender would count against this limit. Pursuant to the Revised Guidance, lending banks may offer alternative longer-term credit products, which have generally taken the form of installment loans.

In late June and early July 2005, we underwent several operational changes in the five states where we conducted business under the agency business model as a result of the effectiveness of the Revised Guidance. These changes affected our operations in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

We have historically operated in Pennsylvania as a marketing, processing and servicing agent for BankWest, Inc., a South Dakota bank (“BankWest”), in Arkansas as a marketing, processing and servicing agent for Venture Bank, a Washington bank (“Venture”), and in North Carolina as a marketing, processing and servicing agent for Republic Bank & Trust, a Kentucky bank (“Republic”). Effective July 1, 2005, we amended our marketing, processing and servicing agreement (“MP&S Agreement”) with BankWest with respect to Pennsylvania, primarily to allow us to also act as a marketing, processing and servicing agent for a new installment loan product offered by BankWest in our 101 payday cash advance centers in Pennsylvania. On June 30, 2005, we terminated our MP&S Agreement with Venture and we entered into a new MP&S Agreement with First Fidelity Bank, a South Dakota bank (“First Fidelity Bank”), to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by First Fidelity Bank in our 30 payday cash advance centers in Arkansas. Effective July 6, 2005, we terminated our MP&S Agreement with Republic and entered into a new MP&S Agreement with First Fidelity Bank to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by First Fidelity Bank in our 117 payday cash advance centers in North Carolina.

Pursuant to our MP&S Agreements with First Fidelity Bank, First Fidelity Bank is contractually obligated for all losses on payday cash advances and installment loans to its customers in Arkansas and North Carolina. Under our terminated MP&S Agreements with Venture and Republic, those lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under the terminated agreements with Venture and Republic, we were obligated if actual payday cash advance losses exceeded the lending bank’s contractual obligations. We remain obligated in North Carolina and Arkansas for the existing advances and fees receivable in excess of the prior lending bank’s contractual obligations. Accordingly, at June 30, 2005, we recorded a related net increase in the accrual for excess bank losses of approximately $1.7 million.

Under the terms of the new MP&S Agreements with BankWest and First Fidelity Bank, payday cash advances are offered in Pennsylvania, Arkansas and North Carolina by the lending banks within the limits of the Revised Guidance, which effectively limits customers to six payday cash advances during any 12-month period. In response to the Revised Guidance, the lending banks also offer installment loans to their customers for which we also act as marketing, processing and servicing agent. The installment loans generally have bi-weekly payments amortized over a three- or four-month period. The lending banks establish all of the underwriting criteria and utilize third-party credit scores to determine whether to approve an installment loan for a customer. All of the terms, conditions and features of the installment loan agreements between the lending banks and their customers are determined by the lending banks. The lending banks fund all loans, and we do not expect to purchase or participate in the loans. We deposit, on behalf of the lending banks, all repayments of installment loans, interest and fees in the lending banks’ accounts, and the lending banks pay to us our marketing, processing and servicing fees for the installment loans.

We expect that the fee paid to us by the lending banks for acting as the marketing, processing and servicing agent for an installment loan will be greater per loan than the fee paid to us with respect to a payday cash advance. However, we expect that our total revenue for our operations under the agency business model will be reduced because (1) the Revised Guidance limits the number of payday cash advances that may be made, (2) the more stringent underwriting standards that we expect the lending banks to apply for installment loans will likely reduce the number of eligible customers and (3) the longer duration of installment loans will likely result in fewer installment loan transactions than payday cash advances that would have been made in the same period. As a result, we expect that we will retain approximately 60-80% of our revenue in the states where we will continue to act as a marketing, processing and servicing agent for lending banks under the agency business model. It is difficult for us to predict, however, what those revenues may be given the numerous uncertainties associated with predicting consumer demand for a new product; with anticipating the effect of new underwriting standards for that product by the lending banks; and with marketing, processing, and servicing a new product. Arkansas, North Carolina and Pennsylvania, the states in which we continue to operate under the agency business model, represented an aggregate of approximately 14% of our total revenues for the three and six month periods ended June 30, 2005. Going forward, we expect that approximately 10% of our revenues will be derived from the agency business model in these three states.

Information for our payday cash advance centers operating under the agency business model for the three and six months ended and as of June 30, 2004 and 2005 was as follows (in thousands, except payday cash advance centers):

	Three Months Ended June 30,		Six Months Ended June 30
	2004(1)(2)	2005(2)	2004(1)(2)	2005(2)
Agency Business Model Revenues:
Marketing, processing and servicing fees	$30,038	$35,624	$62,883	$68,851
Provision for agency bank losses	(4,165)	(5,611)	(7,560)	(9,096)
Net revenues	25,873	30,013	55,323	59,755
Agency Business Model Center Expenses:
Salaries and related payroll costs	10,439	9,839	21,556	19,689
Occupancy costs	4,467	4,777	8,910	9,602
Center depreciation expense	966	894	1,908	1,760
Advertising expense	1,699	1,632	3,539	2,826
Other center expenses	2,364	2,314	4,992	4,558
Total center expenses	19,935	19,456	40,905	38,435
Agency Business Model Gross Profit	$5,938	$10,557	$14,418	$21,320

	June 30,
	2004(1)(2)	2005(3)
Payday cash advance centers	610	456
Assets:
Cash	$335	$5
Accounts receivable from lending banks	6,103	9,971
Restricted cash	5,016	5,312
Property and equipment, net	11,832	7,938
Goodwill	26,314	26,314
All other	1,781	805
Total assets	$51,381	$50,345
Contingent liability to lending banks	$51,182	$49,531

(1)          Includes the 89 Georgia payday cash advance centers.

(2)          Includes Michigan payday advance centers that were converted to the standard business model on June 27, 2005 and Texas payday advance centers that were converted to the standard business model on July 7, 2005.

(3)          Excludes Michigan payday advance centers that were converted to the standard business model on June 27, 2005, and includes Texas payday advance centers that were converted to the standard business model on July 7, 2005.

We have historically operated in Michigan as marketing, processing and servicing agent for First Fidelity Bank. Effective June 26, 2005, we terminated our MP&S Agreement with First Fidelity Bank regarding Michigan. Under the terminated agreement, First Fidelity Bank was the lender and recorded advances and fees receivable on its balance sheet, and First Fidelity Bank was contractually obligated for uncollectible accounts in amounts determined as a percentage of fees and interest charged by First Fidelity Bank to its customers. The amount by which losses exceeded First Fidelity Bank’s contractual obligation was included on our balance sheet as an accrual for excess bank losses. In connection with terminating the MP&S Agreement with First Fidelity Bank, we purchased from First Fidelity Bank its payday cash advance accounts receivable for Michigan, for approximately $7.7 million, and First Fidelity Bank no longer has any obligations for losses with respect to those accounts. We have reflected those accounts receivable on our balance sheet at June 30, 2005, and recorded a related net increase in the allowance for doubtful accounts and accrual for excess bank losses of approximately $0.6 million.

In late June 2005, we began offering check-cashing and deferred presentment services directly to customers in our 86 centers in Michigan. The approval process for us to provide customers with check-cashing services in Michigan is substantially similar to the process we use to provide payday cash advances under our standard business model. However, instead of providing our customer with a short-term advance that is to be repaid by our customer and is secured by the customer’s personal check, we deliver to our customer cash in the amount of the check presented by the customer to us, less the amount of the fee charged by us for cashing the check. The amount of the fee varies based on whether the check cashed is a government check, a payroll check or a personal check, and we charge interest for the period of time that we agree with the customer to hold the check before depositing it. Customers also have the opportunity to repurchase the check from us. We expect that the profitability of our check-cashing business and average fees, check amounts, and duration for which we hold checks will be similar to the corresponding amounts under our standard business model. Following this change in operations, we include our Michigan centers and our check-cashing business under our standard business model.

Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary that has registered as a credit services organization (“CSO”) under Texas law. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. In connection with commencing operations as a CSO in Texas, we have entered into a credit services agreement (“CSO Agreement”) with a third-party lender. The CSO Agreement governs the terms by which we refer customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, process loan applications and commit to reimburse the lender for any loans or related fees that are not collected from such customers.

The process by which we assist customers in completing a loan application and documentation with the third-party lender is similar to how we previously operated in Texas. The lender still determines whether to approve the loan utilizing third-party credit scores to evaluate a customer and establishes all of the loan underwriting criteria. All of the terms, conditions, and features of the loan agreements between the lender and its customers are determined by the lender. The customer also writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan, which we hold on behalf of the lender pending repayment of the loan. However, other aspects of being a CSO are substantially different from how we previously operated in Texas. For example, we also assist customers by agreeing to reimburse the lender for the full amount of the loan and all related fees that are not collected from the customers. In addition, if the customer has chosen the consumer-reporting option, we report the repayment information from the lender to Payment Reporting Builds Credit, Inc. (“PRBC”), a consumer credit reporting agency. Reporting to PRBC may assist the customer in improving his or her credit if the customer repays the loan in accordance with its terms and if that positive repayment is viewed favorably by users of the PRBC report. We also provide access to free financial tools, services, and information to help customers with their personal finances, budgets, and credit ratings.

When the loan becomes due, the customer returns to the CSO center to repay the loan and pay our credit services fee (“CSO Fee”), we return the customer’s two checks, and we deposit the loan payment in the lender’s account and the CSO Fee in our account. If the customer does not return to the CSO center to repay the loan and pay the CSO Fee, we may then begin collection efforts to obtain from the customer payment of the loan, the CSO Fee, and any late and non-sufficient funds (“NSF”) fees. If we are unsuccessful in collecting the payments for the lender, we will reimburse the lender and we then may continue our collection efforts with respect to all amounts due by the customer.

Under our prior MP&S Agreement with the lending bank in Texas for payday cash advances, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred. Under the CSO Agreement, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by us. Accordingly, at June 30, 2005, we recorded a related net increase in the allowance for doubtful accounts and accrual for excess bank losses of approximately $1.9 million.

Although we have not previously conducted business as a CSO, we expect similar operating results to those historically generated under the agency business model. However, given the numerous uncertainties associated with conducting a new business, anticipating consumer demand for credit services, and possible regulatory changes that may affect credit services, it is impossible to know if the credit services business will be successful. Following this change in operations in Texas, we include our Texas centers and our CSO services under our standard business model.

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

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of:

•       an allowance for doubtful accounts for estimated probable losses for payday cash advances under the standard business model (which is shown as a reduction in our advances and fees receivable, net on our balance sheet), and

•       the amount we accrue for probable excess bank losses, as described below, for our share of the losses on payday cash advances and installment loans we market, process and service for the lending banks under the agency business model (which is reported as a current liability on our balance sheet in our accrual for excess bank losses).

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

The payday cash advances made and funded by the lending banks under the agency business model are not reflected on our balance sheet within our advances and fees receivable, net because these advances are repayable solely to the lending banks and are assets of the lending banks. Historically, all the lending banks for which we acted as an agent were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Prior to July 2005, depending upon the lending bank, this percentage ranged from 8.0% to 20.0%. In aggregate, this percentage was 13.3% and 13.9% for the three months ended June 30, 2004 and 2005, respectively, and 13.0% and 13.7% for the six months ended June 30, 2004 and 2005, respectively. Under the agency business model, estimated losses consist of:

•       those losses for which the lending banks are contractually obligated, and

•       an estimate of the amount by which actual losses will differ from the lending banks’ contractual obligations (which we refer to as provision for excess bank losses). For the three months ended June 30, 2004 and 2005, the provision for excess bank losses was a reduction of expense of approximately $0.5 million and an increase in expense of approximately $1.7 million, respectively. For the six months ended June 30, 2004 and 2005, the provision for excess bank losses was a reduction of expense of approximately $1.8 million and an increase in expense of approximately $0.1 million, respectively.

We expect this will continue to be our policy going forward with respect to our estimate of excess losses under our MP&S Agreement with BankWest for Pennsylvania. However, under its new MP&S Agreements, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas is responsible for any and all losses associated with its payday cash advances and installment loans and therefore no such estimate of excess losses should be necessary with respect to our future operations in North Carolina and Arkansas.

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

Under the standard business model, unpaid payday cash advances and the related fees and/or interest are generally charged off if a customer does not make a payment of at least 15% of his or her outstanding balance within 60 days of the due date. Under the agency business model, unpaid payday cash advances and the related fees and/or interest are generally charged off 60 days from inception.

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

To the extent historic credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts and agency bank losses. As of June 30, 2005, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $2.0 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2004 and June 30, 2005 financial statements include accruals of approximately $3.4 million for the self-insured portion of our health and dental insurance and approximately $3.5 million and $3.9 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. Our estimates and the resulting reserves are reviewed and updated periodically and any necessary adjustments are reflected in earnings currently. To the extent historical claim history is not indicative of future claim history, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005

The following table sets forth our results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2005 (dollars in thousands, except center information):

	Three Months Ended June 30,
	2004		2005		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$100,437	90.1%	$114,693	95.8%	$14,256	14.2%
Marketing, processing and servicing fees	30,038	27.0%	35,624	29.7%	5,586	18.6%
Total revenues	130,475	117.1%	150,317	125.5%	19,842	15.2%
Provision for doubtful accounts and agency bank losses	(19,093)	(17.1)%	(30,567)	(25.5)%	(11,474)	(60.1)%
Net revenues	111,382	100.0%	119,750	100.0%	8,368	7.5%
Center Expenses:
Salaries and related payroll costs	38,651	34.7%	42,541	35.5%	3,890	10.1%
Occupancy costs	16,100	14.5%	19,153	16.0%	3,053	19.0%
Center depreciation expense	3,447	3.1%	3,595	3.0%	148	4.3%
Advertising expense	7,377	6.6%	7,611	6.4%	234	3.2%
Other center expenses	11,025	9.9%	12,612	10.5%	1,587	14.4%
Total center expenses	76,600	68.8%	85,512	71.4%	8,912	11.6%
Center gross profit	34,782	31.2%	34,238	28.6%	(544)	(1.6)%
Corporate and Other Expenses (Income):
General and administrative expenses	10,934	9.8%	13,345	11.2%	2,411	22.1%
Corporate depreciation expense	1,002	0.9%	1,072	0.9%	70	7.0%
Interest expense	4,013	3.6%	732	0.6%	(3,281)	(81.8)%
Interest income	(54)	(0.0)%	(67)	(0.1)%	(13)	(24.1)%
Loss on disposal of property and equipment	109	0.1%	27	0.0%	(82)	(75.2)%
Total corporate and other expenses	16,004	14.4%	15,109	12.6%	(895)	(5.6)%
Income before income taxes	18,778	16.8%	19,129	16.0%	351	1.9%
Income tax expense	703	0.6%	8,384	7.0%	7,681	1,092.6%
Net income	$18,075	16.2%	$10,745	9.0%	$(7,330)	(40.6)%

	Three Months Ended June 30,
	2004	2005
Center Information:
Number of centers open at beginning of period	2,156	2,424
Opened	141	104
Closed	—	(8)
Suspended	(89)	—
Number of centers open at end of period	2,208	2,520
Weighted average number of centers open during the period	2,220	2,485
Number of payday cash advances provided and processed (in thousands)	2,780	2,977
Amount of average payday cash advance provided and processed	$325	$334

	Three Months Ended June 30,
	2004		2005		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$50.2	100.0%	$48.2	100.0%	$(2.0)	(4.0)%
Center expenses:
Salaries and related payroll costs	17.4	34.7%	17.1	35.5%	(0.3)	(1.7)%
Occupancy costs	7.2	14.5%	7.7	16.0%	0.5	6.3%
Center depreciation expense	1.6	3.1%	1.4	3.0%	(0.2)	(6.9)%
Advertising expense	3.3	6.6%	3.1	6.4%	(0.2)	(7.8)%
Other center expenses	5.0	9.9%	5.1	10.5%	0.1	2.2%
Total center expenses	34.5	68.8%	34.4	71.4%	(0.1)	(0.3)%
Center gross profit	$15.7	31.2%	$13.8	28.6%	$(1.9)	(12.1)%

Revenue Analysis

Total revenues increased $19.8 million, or 15.2%, during the three months ended June 30, 2005 to $150.3 million compared to $130.5 million for the same period in 2004. The increase was primarily due to:

•       An $18.6 million increase in total revenues from payday cash advance centers opened in 2002 and thereafter (excluding payday cash advance centers closed or suspended in 2004 and 2005).

•       An increase in the total number of payday cash advances made. The number of payday cash advances made increased by approximately 0.2 million to approximately 3.0 million in 2005 compared to approximately 2.8 million in 2004. Excluding payday cash advances made in our Georgia payday cash advance centers during the three months ended June 30, 2004, the number of payday cash advances made increased approximately 0.3 million to approximately 3.0 million in 2005 compared to approximately 2.7 million in 2004.

•       An increase in the amount of the average payday cash advance provided and processed. The average fee per payday cash advance provided and processed was approximately $50 and $54 during the three months ended June 30, 2004 and 2005, respectively.

Total revenues for the three months ended June 30, 2005 were impacted by the loss of revenues from the 89 Georgia payday cash advance centers for which operations were suspended in May 2004. Georgia total revenues for the three months ended June 30, 2004 were approximately $2.0 million. Excluding our Georgia payday cash advance centers and payday cash advance centers closed in 2004 and 2005, total revenues for the three months ended June 30, 2005 increased $22.5 million, or 17.6%, to $150.2 million compared to $127.7 million for the same period in 2004.

Total revenues for the 2,047 payday cash advance centers opened prior to April 1, 2004 (excluding payday cash advance centers closed or suspended in 2004 and 2005) increased $14.1 million, or 11.1%, to $141.5 million for the three months ended June 30, 2005 compared to $127.4 million for the same period in 2004. Payday cash advance centers opened prior to April 1, 2004 were at least three months and fifteen months old at the end of the three-month periods ended June 30, 2004 and 2005, respectively. Total revenues for the 473 payday cash advance centers opened after April 1, 2004 (excluding payday cash advance centers closed or suspended in 2004 and 2005) increased $8.4 million to $8.7 million for the three months ended June 30, 2005 compared to $0.3 million for the same period in 2004. Total revenues for the remaining 112 payday cash advance centers closed or suspended represented a decrease of approximately $2.7 million for the three months ended June 30, 2005 compared to the same period in 2004.

Of our 2,408 payday cash advance centers open at December 31, 2004, we operated 540 centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. At June 30, 2005, of our 2,520 payday cash advance centers, we operated 456 payday cash advance centers under the agency business model in the states of Arkansas, North Carolina, Pennsylvania and Texas. The 84 center decrease in the number of payday cash advance centers operated under the agency business model at June 30, 2005 compared to December 31, 2004 primarily resulted from our conversion of our Michigan payday cash advance centers to the standard business model effective June 27, 2005.

The provision for doubtful accounts and agency bank losses increased $11.5 million, or 60.1%, to $30.6 million for the three months ended June 30, 2005 compared to $19.1 million for the same period in 2004. This provision included a net expense of approximately $4.2 million related to the contractual changes in Texas, Michigan, North Carolina and Arkansas. In addition to the impact of the contractual changes, this provision increased due to increased loss rates. As a percentage of total revenues, this provision increased to 20.3% in 2005 from 14.6% in 2004.

Payday Cash Advance Center Expense Analysis

Salaries and related payroll costs.   2005 salaries and related payroll costs increased $3.9 million, or 10.1%, to $42.5 million compared to $38.6 million in 2004. The increase was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$4.5
Lower costs in centers opened before 2004	(0.6)
2005 increase	$3.9

2005 salaries and related payroll costs as a percentage of net revenues increased to 35.5% compared to 34.7% in 2004 and 2005 salaries and related payroll costs per center decreased to approximately $17,100 compared to $17,400 in 2004 due primarily to lower salaries and related payroll taxes, lower bonus expense and lower health insurance expense. We averaged approximately 2.12 and 2.30 full-time equivalent field employees, including district directors, for each center in 2005 and 2004, respectively.

Occupancy costs.   2005 occupancy costs increased $3.1 million, or 19.0%, to $19.2 million compared to $16.1 million in 2004. The increase was due primarily to a full quarter of occupancy costs for centers opened in 2004 and occupancy costs related to 2005 center openings. 2005 occupancy costs as a percentage of net revenues were 16.0% compared to 14.5% in 2004 and 2005 occupancy costs per center increased to approximately $7,700 compared to approximately $7,200 in 2004, due primarily to higher rent and common area maintenance expense.

Center depreciation expense.   2005 center depreciation expense increased $0.1 million, or 4.3%, to $3.6 million compared to $3.5 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. 2005 center depreciation expense per center decreased approximately $200, or 6.9%, to $1,400 compared to $1,600 in 2004.

Advertising expense.   2005 advertising expense increased $0.2 million, or 3.2%, to $7.6 million compared to $7.4 million in 2004. 2005 advertising expense as a percentage of net revenues decreased to 6.4% compared to 6.6% in 2004. 2005 advertising expense per center was approximately $3,100 compared to approximately $3,300 in 2004. The decrease was due primarily to opening fewer centers during the three months ended June 30, 2005 compared to the same period in 2004.

Other center expenses.   2005 other center expenses increased $1.6 million, or 14.4%, to $12.6 million compared to $11.0 million in 2004. This increase was due primarily to the addition of new centers in 2004 and 2005. Other center expenses as a percentage of net revenues increased from 9.9% in 2004 to 10.5% in 2005. Other center expenses per center increased to approximately $5,100 in 2005 compared to approximately $5,000 in 2004.

Total center expenses.   Total center expenses increased $8.9 million, or 11.6%, to $85.5 million compared to $76.6 million in 2004. Total center expenses as a percent of net revenues increased to 71.4% for the three months ended June 30, 2005 compared to 68.8% in the same period in 2004. The increase in total center expenses compared to 2004 was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$8.0
Lower salaries and related payroll costs in centers opened before 2004	(0.6)
Higher advertising expense	0.2
All other	1.3
Total center expenses increase	$8.9

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   2005 general and administrative expenses increased $2.4 million, or 22.1% to $13.3 million compared to $10.9 million in 2004. This increase was due primarily to (dollars in millions):

Higher expense due to being a public company, including audit fees, legal fees and filing fees—$0.4, and insurance expense—$0.4	$0.8
Higher compensation expense related to annual compensation increases and additional staff due primarily to center growth—$0.2, and restricted stock grant amortization expense—$0.3	0.5
Higher legal fees	1.3
Lower airplane operating expenses	(0.2)
Total general and administrative expenses increase	$2.4

2005 general and administrative expenses as a percentage of net revenues increased to 11.2% compared to 9.8% in 2004.

Corporate depreciation expense.   2005 corporate depreciation expense increased $0.1 million, or 7.0%, to $1.1 million compared to $1.0 million in 2004. Corporate depreciation expense was 0.9% of net revenues in 2004 and 2005.

Interest expense.   2005 interest expense decreased $3.3 million, or 81.8%, to $0.7 million compared to $4.0 million in 2004 due to the repayment in the fourth quarter of 2004 of all long-term debt with related parties and the reduction of advances under our revolving credit facility.

Income tax expense.   As a result of the increase in the anticipated annual effective tax rate from 38.7% in the first quarter of 2005 to 40.6% during the second quarter of 2005, the effective tax rate for the three months ended June 30, 2005 was 43.8%, resulting in an effective rate for the six months ended June 30, 2005 of 40.6%. 2005 income tax expense increased $7.7 million to $8.4 million compared to $0.7 million in 2004. The increase is due primarily to our conversion to a C Corporation for income tax purposes. See —“Prior S Corporation Status.”

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005

The following table sets forth our results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2005 (dollars in thousands, except center information):

	Six Months Ended June 30,
	2004		2005		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$195,752	85.6%	$219,849	88.6%	$24,097	12.3%
Marketing, processing and servicing fees	62,883	27.5%	68,851	27.8%	5,968	9.5%
Total revenues	258,635	113.1%	288,700	116.4%	30,065	11.6%
Provision for doubtful accounts and agency bank losses	(30,053)	(13.1)%	(40,658)	(16.4)%	(10,605)	(35.3)%
Net revenues	228,582	100.0%	248,042	100.0%	19,460	8.5%
Center Expenses:
Salaries and related payroll costs	78,527	34.4%	84,589	34.1%	6,062	7.7%
Occupancy costs	31,380	13.7%	38,280	15.4%	6,900	22.0%
Center depreciation expense	6,611	2.9%	7,132	2.9%	521	7.9%
Advertising expense	14,201	6.2%	12,856	5.2%	(1,345)	(9.5)%
Other center expenses	22,665	9.9%	25,049	10.1%	2,384	10.5%
Total center expenses	153,384	67.1%	167,906	67.7%	14,522	9.5%
Center gross profit	75,198	32.9%	80,136	32.3%	4,938	6.6%
Corporate and Other Expenses (Income):
General and administrative expenses	21,655	9.4%	25,146	10.2%	3,491	16.1%
Corporate depreciation expense	2,001	0.9%	2,149	0.9%	148	7.4%
Interest expense	8,025	3.5%	1,558	0.6%	(6,467)	(80.6)%
Interest income	(90)	0.0%	(158)	(0.1)%	(68)	(75.6)%
Loss on disposal of property and equipment	269	0.1%	123	0.0%	(146)	(54.3)%
Total corporate and other expenses	31,860	13.9%	28,818	11.6%	(3,042)	(9.5)%
Income before income taxes	43,338	19.0%	51,318	20.7%	7,980	18.4%
Income tax expense	1,522	0.7%	20,835	8.4%	19,313	1,268.9%
Net income	$41,816	18.3%	$30,483	12.3%	$(11,333)	(27.1)%

	Six Months Ended June 30,
	2004	2005
Center Information:
Number of centers open at beginning of period	2,039	2,408
Opened	259	126
Closed	(1)	(14)
Suspended	(89)	—
Number of centers open at end of period	2,208	2,520
Weighted average number of centers open during the period	2,146	2,436
Number of payday cash advances provided and processed (in thousands)	5,318	5,600
Amount of average payday cash advance provided and processed	$325	$333

	Six Months Ended June 30,
	2004		2005		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$106.5	100.0%	$101.8	100.0%	$(4.7)	(4.4)%
Center expenses:
Salaries and related payroll costs	36.6	34.4%	34.7	34.1%	(1.9)	(5.1)%
Occupancy costs	14.6	13.7%	15.7	15.4%	1.1	7.5%
Center depreciation expense	3.1	2.9%	2.9	2.9%	(0.2)	(5.0)%
Advertising expense	6.6	6.2%	5.3	5.2%	(1.3)	(20.3)%
Other center expenses	10.6	9.9%	10.3	10.1%	(0.3)	(2.6)%
Total center expenses	71.5	67.1%	68.9	67.7%	(2.6)	(3.6)%
Center gross profit	$35.0	32.9%	$32.9	32.3%	$(2.1)	(6.1)%

Revenue Analysis

Total revenues increased $30.1 million, or 11.6%, during the six months ended June 30, 2005 to $288.7 million compared to $258.6 million for the same period in 2004. The increase was primarily due to:

•       A $35.1 million increase in total revenues from payday cash advance centers opened in 2002 and thereafter (excluding payday cash advance centers closed or suspended in 2004 and 2005).

•       An increase in the total number of payday cash advances made. The number of payday cash advances made increased by approximately 0.3 million to approximately 5.6 million in 2005 compared to approximately 5.3 million in 2004. Excluding payday cash advances made in our Georgia payday cash advance centers during the six months ended June 30, 2004, the number of payday cash advances made increased approximately 0.4 million to approximately 5.6 million in 2005 compared to approximately 5.2 million in 2004.

•       An increase in the amount of the average payday cash advance provided and processed. The average fee per payday cash advance provided and processed was approximately $51 and $53 during the six months ended June 30, 2004 and 2005, respectively.

Total revenues for the six months ended June 30, 2005 were impacted by the loss of revenues from the 89 Georgia payday cash advance centers for which operations were suspended in May 2004. Georgia total revenues for the six months ended June 30, 2004 were approximately $7.0 million. Excluding our Georgia payday cash advance centers and payday cash advance centers closed in 2004 and 2005, total revenues for the six months ended June 30, 2005 increased $38.2 million, or 15.3%, to $288.3 million compared to $250.1 million for the same period in 2004.

Total revenues for the 1,930 payday cash advance centers opened prior to January 1, 2004 (excluding payday cash advance centers closed or suspended in 2004 and 2005) increased $18.2 million, or 7.3%, to $266.8 million for the six months ended June 30, 2005 compared to $248.6 million for the same period in 2004. Payday cash advance centers opened prior to January 1, 2004 were at least six and eighteen months old at the end of the six-month periods ended June 30, 2004 and 2005, respectively. Total revenues for the 590 payday cash advance centers opened after January 1, 2004 (excluding payday cash advance centers closed or suspended in 2004 and 2005) increased $19.9 million to $21.4 million for the six months ended June 30, 2005 compared to $1.5 million for the same period in 2004. Total revenues for the remaining 113 payday cash advance centers closed or suspended represented a decrease of approximately $8.2 million for the six months ended June 30, 2005 compared to the same periods in 2004.

Of our 2,408 payday cash advance centers open at December 31, 2004, we operated 540 centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. At June 30, 2005, of our 2,520 payday cash advance centers, we operated 456 payday cash advance centers under the agency business model in the states of Arkansas, North Carolina, Pennsylvania and Texas. The 84 center decrease in the number of payday cash advance centers operated under the agency business model at June 30, 2005 compared to December 31, 2004 primarily resulted from our conversion of our Michigan payday cash advance centers to the standard business model effective June 27, 2005

The provision for doubtful accounts and agency bank losses increased $10.6 million, or 35.3%, to $40.7 million for the six months ended June 30, 2005 compared to $30.1 million for the same period in 2004. As a percentage of total revenues, this provision increased to 14.1% in 2005 from 11.6% in 2004. This provision included a net expense of approximately $4.2 million related to the contractual changes in Texas, Michigan, North Carolina and Arkansas. In addition to the impact of the contractual changes, this provision increased due to increased loss rates. The provision for the comparable period in 2004 included an expense of approximately $1.3 million related to the expected losses related to the suspension of operations at our 89 Georgia payday cash advance centers.

Payday Cash Advance Center Expense Analysis

Salaries and related payroll costs.   2005 salaries and related payroll costs increased $6.1 million, or 7.7%, to $84.6 million compared to $78.5 million in 2004. The increase was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$9.2
Lower costs in centers opened before 2004	(3.1)
2005 increase	$6.1

2005 salaries and related payroll costs as a percentage of net revenues decreased to 34.1% compared to 34.4% in 2004 and 2005 salaries and related payroll costs per center decreased to approximately $34,700 compared to $36,600 in 2004 due primarily to lower salaries and related payroll taxes, lower bonus expense and lower health insurance expense. We averaged approximately 2.13 and 2.28 full-time equivalent field employees, including district directors, for each center in 2005 and 2004, respectively.

Occupancy costs.   2005 occupancy costs increased $6.9 million, or 22.0%, to $38.3 million compared to $31.4 million in 2004. The increase was due primarily to six months of occupancy costs for centers opened in 2004 and occupancy costs related to 2005 center openings. 2005 occupancy costs as a percentage of net revenues were 15.4% compared to 13.7% in 2004 and 2005 occupancy costs per center increased to approximately $15,700 compared to approximately $14,600 in 2004, due primarily to higher rent and common area maintenance expense.

Center depreciation expense.   2005 center depreciation expense increased $0.5 million, or 7.9%, to $7.1 million compared to $6.6 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. 2004 and 2005 center depreciation expense per center was approximately $2,900 and $3,100, respectively, or 2.9% of net revenues during both periods.

Advertising expense.   2005 advertising expense decreased $1.3 million, or 9.5%, to $12.9 million compared to $14.2 million in 2004. 2005 advertising expense as a percentage of net revenues decreased to 5.2% compared to 6.2% in 2004. 2005 advertising expense per center was approximately $5,300 compared to approximately $6,600 in 2004. The decrease was due primarily to opening fewer centers during the six months ended June 30, 2005 compared to the same period in 2004 and a decision to conduct less advertising during our seasonal slowdown in February and March.

Other center expenses.   2005 other center expenses increased $2.4 million, or 10.5%, to $25.1 million compared to $22.7 million in 2004. This increase was due primarily to the addition of new centers in 2004 and 2005. Other center expenses as a percentage of net revenues increased from 9.9% in 2004 to 10.1% in 2005. Other center expenses per center decreased to approximately $10,300 in 2005 compared to approximately $10,600 in 2004 due primarily to lower office supplies expense and a decrease in travel expense.

Total center expenses.   Total center expenses increased $14.5 million, or 9.5%, to $167.9 million compared to $153.4 million in 2004. Total center expenses as a percent of net revenues increased to 67.7% for the six months ended June 30, 2005 compared to 67.1% in the same period in 2004. The increase in total center expenses compared to 2004 was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$19.3
Lower salaries and related payroll costs in centers opened before 2004	(3.1)
Lower advertising expense	(1.3)
All other	(0.4)
Total center expenses increase	$14.5

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   2005 general and administrative expenses increased $3.5 million, or 16.1% to $25.1 million compared to $21.6 million in 2004. This increase was due primarily to (dollars in millions):

Higher expense due to being a public company, including audit fees, legal fees and filing fees—$0.6, and insurance expense—$0.8	$1.4
Higher compensation expense related to annual compensation increases and additional staff due primarily to center growth—$0.4, and restricted stock grant amortization expense—$0.6	1.0
Higher legal fees	1.6
Lower airplane operating expenses	(0.8)
Net increase in all other	0.3
Total general and administrative expenses increase	$3.5

2005 general and administrative expenses as a percentage of net revenues increased to 10.2% compared to 9.4% in 2004.

Corporate depreciation expense.   2005 corporate depreciation expense increased $0.1 million, or 7.4%, to $2.1 million compared to $2.0 million in 2004. Corporate depreciation expense was 0.9% of net revenues in both 2004 and 2005.

Interest expense.   2005 interest expense decreased $6.4 million, or 80.6%, to $1.6 million compared to $8.0 million in 2004 due to the repayment in the fourth quarter of 2004 of all long-term debt with related parties and the reduction of advances under our revolving credit facility.

Income tax expense.   As a result of the increase in the anticipated annual effective tax rate from 38.7% in the first quarter of 2005 to 40.6% during the second quarter of 2005, the effective tax rate for the three months ended June 30, 2005 was 43.8%, resulting in an effective rate for the six months ended June 30, 2005 of 40.6%. 2005 income tax expense increased $19.3 million to $20.8 million compared to $1.5 million in 2004. The increase is due primarily to our conversion to a C Corporation for income tax purposes. See —“Prior S Corporation Status.”

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended June 30, 2004 and 2005 (dollars in thousands):

	2004	2005
Cash flows provided by (used in):
Operating activities	$75,302	$79,266
Investing activities	(42,631)	(55,053)
Financing activities	(36,628)	(33,250)
Net decrease in cash and cash equivalents	(3,957)	(9,037)
Cash and cash equivalents, beginning of period	10,484	18,224
Cash and cash equivalents, end of period	$6,527	$9,187

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund payday cash advances under the standard business model, finance payday cash advance center growth and pay dividends on our common stock.

We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a typical payday, our borrowings and our cash balances will be high compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods, such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases. Advance and fees receivable, net increased approximately $29.2 million, or 20.3%, to $173.1 million at June 30, 2005 compared to $143.9 million at June 30, 2004, due primarily to an increase in the number of new payday cash advance centers and an increase in the average advance. Advances and fees receivable, net at June 30, 2005 increased approximately $18.1 million, or 11.7%, to $173.1 million compared to $155.0 million at December 31, 2004. In addition, cash and cash equivalents at June 30, 2005 decreased approximately $9.0 million, or 49.6%, to approximately $9.2 million compared to approximately $18.2 million at December 31, 2004, and increased approximately $2.7 million, or 40.8%, compared to approximately $6.5 million at June 30, 2004.

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

During the three months ended June 30, 2005, we repurchased 367,200 shares of our common stock at a cost of approximately $4.5 million.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased $4.0 million, or 5.3%, to $79.3 million for the six months ended June 30, 2005 compared to $75.3 million for the same period in 2004. The increase was due primarily to:

•       An $11.3 million decrease in net income. Income before income taxes increased $8.0 million, or 18.4%, for the six months ended June 30, 2005 compared to the same period in 2004. This was offset by a $19.3 million increase in income tax expense due to our conversion from an S Corporation to a C Corporation for income tax purposes. See “—Prior S Corporation Status.”

•       A $1.9 million increase in deferred income taxes due to our conversion from an S Corporation to a C Corporation for income tax purposes. See “—Prior S Corporation Status.”

•       An increase of approximately $13.4 million in non-cash expenses and other changes in operating assets and liabilities due primarily to a $10.6 million increase in the provision for doubtful accounts and agency bank losses.

Cash Flows from Investing Activities

Net cash used in investing activities increased $12.5 million, or 29.1%, to $55.1 million for the six months ended June 30, 2005 compared to $42.6 million for the same period in 2004. This increase is primarily due to a $19.8 million increase in cash invested in advances and fees receivable, net. This increase was partially offset by lower cash payments for purchases of property and equipment of approximately $8.6 million due primarily to opening fewer new centers in 2005 compared to 2004.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $3.4 million, or 9.2%, to $33.2 million for the six months ended June 30, 2005 compared to $36.6 million for the same period in 2004. The decrease is due primarily to the decrease in dividends paid to stockholders during the six months ended June 30, 2005 compared to the same period in 2004. As a result of our conversion from an S Corporation to a C Corporation for income tax purposes, our distributions to stockholders for the purpose of paying income tax on our earnings ceased. See “—Prior S Corporation Status.” The decrease in dividends paid was partially offset by approximately $4.5 million of repurchases of our common stock during the six months ended June 30, 2005.

Capital Expenditures

For the six months ended June 30, 2004 and 2005, we spent $15.7 million and $7.1 million, respectively, on capital expenditures. Capital expenditures included expenditures (1) for new centers, (2) center remodels and (3) computer equipment replacements in our payday cash advance centers and at our corporate headquarters. Capital expenditures decreased approximately $8.6 million, or 54.9%, due primarily to fewer center openings during the six months ended June 30, 2005 compared to the same period in 2004.

Off-Balance Sheet Arrangements with the Lending Banks

On June 30, 2005, we operated as marketing, processing and servicing agent for payday cash advances offered, made, and funded by FDIC insured, state-chartered banks through 456 of our payday cash advance centers located in four states. Prior to July 2005, pursuant to our MP&S Agreements with the lending banks, we were the marketing, processing and servicing agent for payday cash advances offered, made, and funded by Venture in Arkansas, Republic in North Carolina and Texas, and BankWest in Pennsylvania. Under our MP&S Agreements with the various lending banks, the lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under our MP&S Agreements, our marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If actual payday cash advance losses by the lending bank exceeded the percentage specified in its MP&S Agreement with us, we would likely be obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses.

Prior to June 26, 2005, we were also the marketing, processing and servicing agent for First Fidelity Bank in Michigan. Effective June 26, 2005, however, we terminated our MP&S Agreement with First Fidelity Bank relating to Michigan and began to offer check-cashing services directly to our customers in Michigan. As a result, we no longer accrue any amounts for excess bank losses relating to our operations in Michigan, however, we still accrue amounts for doubtful accounts for these operations. On June 30, 2005, we terminated our MP&S Agreement with Venture Bank relating to Arkansas and entered into a new MP&S Agreement with First Fidelity Bank relating to Arkansas. Pursuant to this new MP&S Agreement with First Fidelity Bank, we are no longer contractually obligated for any losses on payday cash advances and installment loans made in Arkansas, and as a result we no longer accrue any amounts for excess bank losses relating to our operations in Arkansas. Effective July 6, 2005, we terminated our MP&S Agreement with Republic relating to North Carolina and entered into a new MP&S Agreement with First Fidelity Bank relating to North Carolina. Pursuant to this new MP&S Agreement with First Fidelity Bank, we are no longer contractually obligated for any losses on payday cash advances and installment loans made in North Carolina, and as a result we no longer accrue any amounts for excess bank losses relating to our operations in North Carolina. We remain obligated in North Carolina and Arkansas for the advances and fees receivable in excess of the prior lending bank’s contractual obligations existing as of the time of our termination of those agreements.

Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas, and began conducting business in those centers as a CSO. Under our prior MP&S Agreement with the lending bank in Texas for payday cash advances made under the agency business model, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred. Under our CSO Agreement with an unaffiliated, third-party lender, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers that are referred by us.

Approximately 23.0% and 23.7% of our total revenues and 17.1% and 30.8% of our total center gross profit, in the three months ended June 30, 2004 and 2005, respectively, were derived from marketing, processing and servicing fees paid to us by the lending banks. Approximately 24.3% and 23.8% of our total revenues and 19.2% and 26.6% of our total center gross profit, in the six months ended June 30, 2004 and 2005, respectively, were derived from marketing, processing and servicing fees paid to us by these lending banks.

The number of payday cash advance centers at which the lending banks were offering their payday cash advances at June 30, 2004 and 2005 and the marketing, processing and servicing fees paid to us by each of the lending banks in the three months ended June 30, 2004 and 2005 (including our centers in Michigan and Texas, in which we no longer operate under the agency business model), in dollars and as a percent of total revenues were (dollars in millions):

	2004			2005
Lending Bank	Centers	Dollars	Percent	Centers	Dollars	Percent
BankWest(1)	190	$11.9	9.1%	101	$11.1	7.4%
Republic	303	12.0	9.2%	325	16.2	10.8%
First Fidelity Bank	87	4.4	3.4%	—	6.3	4.2%
Venture Bank	30	1.7	1.3%	30	2.0	1.3%
Total	610	$30.0	23.0%	456	$35.6	23.7%

(1)          2004 includes the 89 Georgia payday cash advance centers that were operating during the three months ended June 30, 2004. 2005 does not include any Georgia payday cash advance centers.

The number of payday cash advance centers at which the lending banks were offering their payday cash advances at June 30, 2004 and 2005 and the marketing, processing and servicing fees paid to us by each of the lending banks in the six months ended June 30, 2004 and 2005 (including our centers in Michigan and Texas, in which we no longer operate under the agency business model), in dollars and as a percent of total revenues were (dollars in millions):

	2004			2005
Lending Bank	Centers	Dollars	Percent	Centers	Dollars	Percent
BankWest(1)	190	$27.1	10.5%	101	$21.9	7.5%
Republic	303	23.8	9.2%	325	31.1	10.8%
First Fidelity Bank	87	8.6	3.3%	—	12.2	4.2%
Venture Bank	30	3.4	1.3%	30	3.7	1.3%
Total	610	$62.9	24.3%	456	$68.9	23.8%

(2)          2004 includes the 89 Georgia payday cash advance centers that were operating during the six months ended June 30, 2004. 2005 does not include any Georgia payday cash advance centers.

Although we market, process and service payday cash advances and, as of July 2005, installment loans offered, made and funded by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance and/or installment loan is approved. The lending banks for which we act as agent, utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks’ payday cash advance or installment loan approval process, are not involved in determining the approval procedures or criteria of the lending banks and do not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks’ payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our recently terminated MP&S Agreements with lending banks that were offering payday cash advances in Michigan, Texas, North Carolina and Arkansas, the lending banks were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers. This continues to be the case under our amended MP&S Agreement with the lending bank offering payday cash advances and installment loans in Pennsylvania, but not under our MP&S Agreements for North Carolina and Arkansas. The contractual percentages were negotiated by us, in part, based on our historical data regarding our loss history and serve as an incentive for us to diligently pursue collection efforts for the lending bank. In aggregate, this percentage was 13.3%

and 13.9% for the three months ended June 30, 2004 and 2005, and was 13.0% and 13.7% for the six months ended June 30, 2004 and 2005, respectively. If the amount of uncollected payday cash advances exceeds the lending bank’s contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances or installment loan plus its fees and/or interest receivable, less its contractually obligated portion of the losses. As of June 30, 2005, our aggregate contingent liability to the lending banks amounted to $49.5 million. This contingent liability to the lending banks was not included on our balance sheet. We could also be obligated to pay this amount to the lending banks if, as a result of a change in law, regulation or otherwise, the lending banks’ payday cash advances were to become uncollectible.

Under the new MP&S Agreements recently entered into with the lending bank offering payday advances and installment loans in North Carolina and Arkansas, the lending bank is responsible for any and all losses associated with its payday cash advances and installment loans.

Because of our economic exposure for excess bank losses related to the lending banks’ payday cash advances, we have established an accrual for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances. The accrual for excess bank losses that was reported in our balance sheet was $3.2 million and $5.3 million as of December 31, 2004 and June 30, 2005, respectively. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts for the standard business model payday cash advances. If the lending banks’ payday cash advance losses are materially greater than our accrual for excess bank losses, our business, results of operations and financial condition could be materially adversely affected.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of June 30, 2005, excluding periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2005	2006 and 2007	2008 and 2009	2010 and thereafter
Long-term debt obligations:
Revolving credit facility	$27,511	$—	$—	$27,511	$—
Mortgage payable	6,357	170	740	856	4,591
Note payable	528	57	240	231	—
Operating lease obligations(1)	139,131	30,955	87,892	19,788	496
Purchase obligations	2,158	2,158	—	—	—
Total	$175,685	$33,340	$88,872	$48,386	$5,087

(1)          Includes leases for aircraft hangar space, payday cash advance centers, security equipment and fax equipment.

Long-Term Debt Obligations

Total debt (borrowings under our revolving credit facility, mortgage payable and note payable) at June 30, 2005 decreased approximately $12.2 million, or 26.2%, to approximately $34.4 million compared to approximately $46.6 million at December 31, 2004, and decreased approximately $171.1 million, or 83.3%, compared to total debt of approximately $205.5 million at June 30, 2004. The decrease from December 31, 2004 compared to June 30, 2005 is due primarily to the repayment of debt with cash generated from seasonal payments of payday cash advances related to our customers’ receipt of income tax refunds. The decrease from June 30, 2004 compared to June 30, 2005 is due primarily to the payment of our long-term debt from the proceeds of our initial public offering in December 2004.

Revolving Credit Facility.   As of June 30, 2005, we had $27.5 million outstanding on our revolving credit facility and approximately $11.8 million of letters of credit outstanding, leaving approximately $225.7 million available for future borrowings under our credit facility.

On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. On May 11, 2005, we amended our revolving credit facility to allow the repurchase of up to $50 million of our outstanding common stock. At June 30, 2005 we had $27.5 million outstanding under our revolving credit facility.

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

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, or (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of June 30, 2005, the applicable margin for the prime rate based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at June 30, 2005.

We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a typical payday, our borrowings and our cash balances will be higher compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases.

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.5 million and $6.4 million at December 31, 2004 and June 30, 2005, respectively. The mortgage is payable to an insurance company and is secured by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.6 million and $5.5 million at December 31, 2004 and June 30, 2005, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new payday cash advance centers. These purchase commitments typically extend for a period of two to three months after the opening of a new payday cash advance center. As of June 30, 2005, our purchase obligations totaled approximately $2.2 million.

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

Our agency relationships with the lending banks are highly regulated. Under federal banking law, an FDIC insured, state-chartered bank located in one state can make loans to a consumer in another state and charge fees and/or interest allowed by the lending bank’s home state even if the fees and/or interest exceed what may be charged in the consumer’s state under that state’s usury law. This “export” lending law allows the lending banks for which we act as marketing, processing and servicing agent to export the interest rates permitted by the states in which they are located into the states in which we act as their agent. Currently, only state-chartered banks can be lending banks for payday cash advances, because the federal regulators for national banks and federal savings associations have effectively prohibited such banks and associations from participating in the payday cash advance services industry with agents.

The two lending banks for which, as of July 2005, we act as marketing, processing and servicing agent are subject to extensive federal and state banking regulations and are subject to regular examination by state and federal regulatory authorities such as the FDIC. Because of our relationships with the lending banks, our own activities relating to the services we offer the lending banks are also subject to examination by regulatory authorities. For example, we are examined annually by the FDIC. In connection with any regulatory examination, the FDIC or other regulatory authority may require us to provide information, grant access to our centers, personnel and records or alter our business practices, perhaps materially, or may prevent the lending banks from using us as an agent, which could preclude us from conducting business under the agency business model. Any of these actions could have a material adverse impact on our business, results of operations and financial condition, especially if we are required to materially modify our business practices or terminate our use of the agency business model.

A director of the FDIC has publicly questioned whether payday cash advances are predatory and abusive to consumers. The FDIC director also questioned whether agents for lending banks are entitled to the benefit of the federal banking law that permits a lending bank to “export” the lending interest rates permitted by the state in which it is located to consumers in other states. If agent-assisted payday cash advances and installment loans made by the lending banks were no longer entitled to the benefit of the federal banking laws permitting the exportation of interest rates, we would no longer be able to conduct business under the agency bank model and the resulting decline in our net revenues would have a material adverse effect on our business, results of operations and financial condition.

Other federal regulators have also increasingly scrutinized agency relationships between banks and payday cash advance companies. During 2002 and 2003, for example, the Office of the Comptroller of the Currency (“OCC”), which supervises national banks, took actions to effectively prohibit certain national banks from offering and making small-denomination, short-term consumer loans, including payday cash advances, through the use of agents such as ourselves. After a notice of charges was issued in 2002 against Peoples National Bank, one of the lending banks whose payday cash advances we marketed, processed and serviced at that time, we entered into a consent agreement with the OCC to terminate our agency relationship with that bank. Future actions against the lending banks whose payday cash advances we market, process and service could result in a significant interruption or curtailment of our business. Any such business disruption or curtailment could have a material adverse effect on our business, results of operations and financial condition.

Lending banks for which we act as marketing, processing and servicing agent may also have agency relationships with other agents. Actions taken by these other agents, over which we have no control, could cause a lending bank to lose its ability to make payday cash advances or installment loans through an agent such as us, or could cause a lending bank to choose to terminate its relationship with us. Any such event could also have a material adverse effect on our business, results of operations and financial condition.

Our failure to efficiently and profitably market, service and process a new installment loan product or to introduce or manage a check-cashing or credit services business could have a material adverse effect on our business, results of operations and financial condition.

In response to the Revised Guidance, in July 2005, we began marketing, servicing and processing installment loans offered by the lending banks in Pennsylvania, North Carolina and Arkansas, offering check-cashing and deferred presentment services directly to customers in Michigan and offering additional credit services as a Credit Services Organization to customers in Texas. See “—Revised FDIC Guidance” for a more detailed description of these developments. Each of these changes is subject to risks and uncertainty and requires significant investment in time and capital. Due to our lack of experience in offering these services, we cannot assure you that we will be able to successfully implement any of these changes. Furthermore, we cannot anticipate the demand for any of these new services. Nor do we know if we will be able to offer these new services in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services, could have a material adverse effect on our business, results of operations and financial condition.

Complying with the Revised Guidance will reduce our revenues and decrease our margins under the agency business model, which could have a material adverse effect on our business, results of operations and financial condition.

Revenues under our agency business model will likely decrease because (1) the Revised Guidance limits the number of payday cash advances that may be made, (2) the more stringent underwriting standards that we expect the lending banks to apply for installment loans will likely reduce the number of eligible customers, and (3) the longer duration of installment loans will likely result in fewer installment loan transactions than payday cash advances that would have been made in the same period. Additionally, due to the fixed nature of some of our expenses and the incremental cost of marketing, processing and servicing a new product, our margins under the agency business model will likely erode. A reduction in revenues or a decrease in margins under the agency business model could have a material adverse effect on our business, results of operations and financial condition.

Our failure, or the failure of any of the lending banks for whom we act as agent, to comply with the Revised Guidance could result in the limitation or suspension of business in certain states, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

In response to the Revised Guidance, we have undertaken certain operational changes, have terminated or amended the old MP&S Agreements, and have entered into new MP&S Agreements with certain lending banks. Additionally, we and the lending banks have adopted new procedures, and the lending banks have introduced a new installment loan product, in an effort to comply with the Revised Guidance. See “—Revised FDIC Guidance.” Our failure, or the failure of any of the lending banks for whom we act as agent, to comply with the Revised Guidance could result in the limitation or suspension of business in some or all of the states in which we continue to operate under the agency business model. Any such event could have a material adverse effect on our business, results of operations and financial condition.

If we are no longer able to market, process and service payday cash advances made and funded by the lending banks, our business, results of operations and financial condition could be materially adversely affected.

If the FDIC’s implementation of the revised FDIC Guidelines or the promulgation of any additional guidelines were to ultimately restrict the ability of all or certain state-chartered banks (including the lending banks for whom we act as marketing, processing and servicing agent) to maintain relationships with payday cash advance marketers, processors and servicers (such as us), it would have a material adverse impact on our business, results of operations and financial condition. In addition, if state banking regulators were to take action to restrict the ability of all or certain state-chartered banks, including the lending banks for whom we act as marketing, processing and servicing agent, to provide payday cash advances or installment loans, our distribution opportunities in those states where we operate as an agent for a lending bank would be limited and we could have to permanently cease our operations in those states.

If, as a result of changes in laws or regulations, an adverse result in litigation or regulatory proceedings or otherwise, we could no longer market, process and service payday cash advances or installment loans made and funded by the lending banks in one or more of our present or future markets, our business, results of operations and financial condition could be materially adversely affected. In addition, any such changes in laws or regulations or adverse result in litigation or regulatory proceedings could deprive us of the agency business model as an alternative method for conducting our business in the event that statutory provisions or regulations specifically authorizing payday cash advances changed or expired in any of the states in which we currently operate under the standard business model.

The payday cash advance services industry is highly regulated under state law. Changes in state laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of July 2005, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. The states with specific payday cash advance laws have laws that generally govern the terms of the transaction and require certain consumer protections. As of July 2005, we operate in 31 of these 37 states under the standard business model. We do not conduct business in the remaining six of these 37 states or in the District of Columbia because we do not believe it is as economically attractive at this time to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 13 of the 50 states do not currently have laws specifically authorizing the payday cash advance business. As of July 2005, we operate in three of these 13 states under the agency business model, serving as marketing, processing and servicing agent through our payday cash advance centers for two lending banks that make payday cash advances to their customers in those states.

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

Additionally, state attorneys general and banking regulators have begun to scrutinize the payday cash advance services industry and may take actions against the industry that could require us to cease or suspend operations in their respective states. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7 Commitments and Contingencies.”

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

Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress, with recent legislation specifically targeting the agency relationships between banks and payday cash advance companies. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Any federal legislative or regulatory action that restricts or prohibits payday cash advance services or our activities as marketing, processing and servicing agent for the lending banks could have a material adverse impact on our business, results of operations and financial condition.

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

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies.” For example, marketing, processing and servicing payday cash advances as agent of a lending bank, such as what we do under the agency business model, has come under increasing legal and regulatory scrutiny at both the state and federal levels. The opposing parties in many of these lawsuits and proceedings maintain that payday cash advance companies, like us, that market, process and service payday cash advances made by a lending bank should be regarded as the “true lenders” due to the agent services they provide and their participation and/or economic interests in the payday cash advances. Many of these opposing parties allege that these relationships are “rent a charter” relationships, and as a result the payday cash advances made by banks using non-bank agents should be governed by the laws of the respective states in which the borrowers reside (i.e., they argue that there should be no federal preemption of state law and therefore no “exporting” of interest rates). If payday cash advance companies, like us, were held to be the “true lenders” in any of these lawsuits, the fees and/or interest charged would violate most of the applicable states’ usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. In addition, payday cash advance companies, like us, could be found to be in violation of state consumer protection laws and other laws, including certain criminal laws. If any state or federal court were to conclude that certain state laws applied to the agency business model and that we violated those laws, the decision could have a material adverse effect on our business, results of operation and financial condition. The impact of a negative ruling in any specific state would not only impair our operations in the specific state but could also hurt our business in other states due to the possibility such a decision could be cited as adverse precedent in pending or potential litigation and enforcement actions in other states. Adverse rulings in some of these lawsuits could significantly impair our business or force us to cease doing business in one or more states.

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

If we close our payday cash advance centers in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as severance payments and lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our payday cash advance centers and our employees in that state, with little or no revenues. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies” for a discussion of our Georgia and North Carolina operations.

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

Our primary business activity is offering payday cash advance services. If we are unable to maintain and grow our payday cash advance services business, our future revenues and earnings could decline. Our lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as check cashing, pawn lending, title lending, wire transfer services or other similar services. External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in the payday cash advance services industry could result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of June 30, 2005, we had approximately $225.7 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

Our cash advance centers operate in 35 states and, for the three months and six months ended June 30, 2004 and 2005, our five largest states (measured by total revenues) accounted for approximately 42% and 41%, respectively, of our total revenues, with California, our largest state (measured by total revenues), representing approximately 11% of our total revenues during all periods. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of payday cash advance centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our payday cash advance services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

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

Our provision for doubtful accounts and agency bank losses could increase if the lending bank’s payday cash advance approval processes are flawed and more payday cash advances go uncollected than anticipated. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

Pursuant to our agreements to market, process and service payday cash advances and installment loans made by the lending banks, the banks are responsible for evaluating each of their customers’ applications and determining whether the payday cash advance or installment loan is approved. We are not involved in the lending banks’ approval process, are not involved in determining the approval procedures or criteria of the lending banks and generally do not fund or acquire any payday cash advances or installment loans from the lending banks. Consequently, the lending banks’ payday cash advances are not included in our payday cash advance portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. However, pursuant to our MP&S Agreement with BankWest, and our recently terminated agreements with other lending banks, the lending banks are/were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the lending bank to its customers. Depending upon the lending bank, this percentage ranged from 8.0% to 20.0%. In aggregate, this percentage was 13.3% and 13.9% for the three months ended June 30, 2004 and 2005, and was 13.0% and 13.7% for the six months ended June 30, 2004 and 2005, respectively. Our marketing, processing and servicing fees are increased by the percentage specified in such agreements. If the amount of uncollected payday cash advances exceeds the lending bank’s contractual obligation, we would likely be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of June 30, 2005, this aggregate contingent liability amounted to $49.5 million and was not included on our balance sheet. If the banks’ payday cash advance approval processes are flawed and the number of uncollected payday cash advances increases, our provision for doubtful accounts and agency bank losses could increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (NSF) in the customers’ accounts or other reasons.

For the three months ended June 30, 2004 and 2005, we deposited approximately 5.6% and 5.7%, respectively, of all the customer checks we received and approximately 75.1% and 75.9%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. For the six months ended June 30, 2004 and 2005, we deposited approximately 4.7% and 5.0%, respectively, of all the customer checks we received and approximately 75.8% and 73.6%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the three months ended June 30, 2004 and 2005 were approximately $13.8 million and $17.3 million, respectively. Total charge-offs, net of recoveries, for the six months ended June 30, 2004 and 2005 were approximately $27.8 million and $33.9 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

We are subject to credit risk as a result of our arrangements with lending banks. The lending banks’ failure to honor their obligations to us could have a material adverse effect on our business, results of operations and financial condition.

Under the agency business model, all charges of fees and/or interest paid by a lending bank’s customers are deposited directly in the lending bank’s bank account. We invoice the lending bank for the marketing, processing and servicing fees payable to us by such bank. In addition, each lending bank is responsible for making payments to us if actual payday cash advances losses are less than the bank’s contractually obligated portion of the losses. We are subject to the risk that the lending banks may fail to pay all or a portion of the amounts due to us or that they fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

If our estimates of payday cash advance, installment loan, or credit services losses are not adequate to absorb losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We maintain an allowance for doubtful accounts for estimated losses for payday cash advances we make directly to consumers and check-cashing and other credit services we offer under the standard business model and an accrual for excess bank losses for our share of losses on payday cash advances and installment loans we market, process and service for lending banks under the agency business model. To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we consider the amount of outstanding payday cash advances owed to us, the amount of payday cash advances and installment loans owed to the lending banks and serviced by us, the contract with each lending bank, historical payday cash advances or installment loans we have charged off, our current collection patterns and the current economic trends in the markets we serve. As of June 30, 2005, our allowance for doubtful accounts was $33.9 million and our accrual for excess bank losses was $5.3 million. These amounts, however, are estimates, and we have less experience upon which to base our estimates of losses from installment loans, check-cashing or credit services. If our actual payday cash advance, check-cashing, or credit services losses are greater than our allowance for doubtful accounts, or if the actual losses on the advances or loans made by the lending banks are greater than our accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

With respect to the payday cash advances and installment loans that we market, process and service for the lending banks, as of June 30, 2005, our aggregate contingent liability was $49.5 million and this amount was not included on our balance sheet. We could be obligated to pay this amount to the lending banks if the lending banks’ payday cash advances were to become uncollectible. The accrual for excess bank losses that was reported in our accrued liabilities in our balance sheet was $5.3 million as of June 30, 2005. Our accrual for excess bank losses is, however, an estimate. If actual payday cash advance losses are greater than our recorded accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

Our relationships with the lending banks under the agency business model are based on commercial relationships, key personnel and internal bank policies. These relationships with the lending banks can be terminated at any time, which could have a material adverse effect on our business, results of operations and financial condition.

As of July 2005, we were party to agreements with two of the 12 FDIC insured, state-chartered banks that we believe were then offering payday cash advances in the United States. Our MP&S Agreements with these two lending banks have largely been the result of the relationships that have developed between bank personnel and key members of our management team. If the key members of our management team, who negotiate and maintain these relationships, are no longer employed by us, these relationships could be adversely affected and the lending banks could terminate or choose not to renew our MP&S Agreements. We cannot assure you that we would be able to enter into new bank agency relationships on terms as favorable as our current relationships if these agreements were terminated or not renewed. In addition, other factors, such as changes in state or federal laws, regulations or guidelines, regulatory examinations and changes in lending bank policies and strategies, could lead to the termination of these contractual relationships. The termination or non-renewal of our MP&S Agreements with lending banks could have a material adverse effect on our business, results of operations and financial condition by preventing us from operating under the agency business model.

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

•       our ability to market, process and service an installment loan and to introduce and manage a check-cashing and deferred presentment business and credit service organization business;

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

We may incur substantial additional debt in the future. As of June 30, 2005, our total debt was approximately $34.4 million and our stockholders’ equity was approximately $307.6 million. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

We have no operations of our own and derive substantially all of our cash flow and liquidity from our subsidiaries and from our borrowings. We have substantial contractual commitments and debt service obligations. We depend on distributions from our subsidiaries and borrowings to meet our contractual commitments and debt service obligations and to pay dividends on our common stock. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to meet our contractual commitments, to pay our indebtedness, to pay dividends on our common stock or to fund our other liquidity needs. Certain states require us to maintain some minimum net worth or liquidity based on the number of payday cash advance centers we operate in the state and other factors. These requirements may restrict our subsidiaries’ ability to pay dividends or make other distributions to us. In order to comply with these requirements, we were required to maintain cash and cash equivalents at our subsidiaries in an aggregate amount of $9.1 million and $9.3 million as of December 31, 2004 and June 30, 2005, respectively. In addition, if we undertake additional expansion efforts in the future, our cash requirements may increase significantly. Because of this, we may not have enough cash flow to meet our future liquidity needs, which may have a material adverse effect on our business, results of operations and financial condition.

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

Because our business requires us to maintain a significant supply of cash in each of our payday cash advance centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $0.3 million (0.22% of total revenues) and $0.4 million (0.24% of total revenues) in the three months ended June 30, 2004 and 2005, respectively. Cash shortages from employee and third-party theft and errors were approximately $0.6 million (0.24% of total revenues) and $0.6 million (0.21% of total revenues) in the six months ended June 30, 2004 and 2005, respectively. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our payday cash advance centers. We could experience liability or adverse publicity arising out of such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

Under standards established by the Public Company Accounting Oversight Board, we had a significant deficiency in our financial reporting internal controls as of June 30, 2004. In Auditing Standard No. 2 issued in March 2004, the Public Company Accounting Oversight Board defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. Under this new standard, our independent auditors concluded, and we agreed, that a significant deficiency existed relating to our financial reporting capability as a public company. The significant deficiency was determined to exist based on the need to increase our existing finance department resources to be able to prepare financial statements that are fully compliant with all SEC reporting guidelines on a timely basis, as well as based on the failure to properly apply two financial pronouncements: (i) FASB Financial Interpretation No. 45 (“FIN 45”), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (ii) FASB Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. We required additional technical assistance from our independent auditors in applying the provisions of FIN 45 to the agency business model transactions and in applying the provisions of FIN 46 to our related party lease transactions as well as to comply with the disclosure requirements of these pronouncements. Prior to our initial public offering in December 2004, we had been operating as a private company since inception. To address this deficiency and in connection with becoming a public company, we hired a director of accounting and reporting. In addition, we are enhancing our financial reporting capability by investing in additional personnel and creating an internal audit department, all of which will increase our costs. We cannot assure you that these measures or any future measures will enable us to remedy this significant deficiency or avoid other significant deficiencies in the future.

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

The annual turnover as of June 30, 2005, among our payday cash advance center managers was approximately 56% and among our other payday cash advance center employees was approximately 96%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our payday cash advance center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our payday cash advance centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of August 5, 2005, there were approximately 84 million shares of our common stock outstanding. All of the 24,725,000 shares of common stock sold in our initial public offering are freely tradable in the public market, except for any shares sold to our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The approximately 58 million shares of our common stock outstanding prior to our initial public offering that were not sold in the offering and the 724,947 shares issued in connection with our acquisition of two aircraft that we use and the entity that owns our headquarters building are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock. In addition, our certificate of incorporation permits the issuance of up to approximately 166 million additional shares of common stock after this offering. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase our shares in this offering. Certain of our pre-IPO stockholders entered into a registration rights agreement with us, pursuant to which these stockholders may demand that we register under the Securities Act for resale all or a portion of their approximately 31 million shares of our common stock. Registration of the sale of these shares of our common stock would facilitate their sale into the public market, which could, in turn, cause the market price of our common stock to decline.

Additionally, shares issued under our 2004 Omnibus Stock Plan will be available for sale into the public markets, subject to the vesting of restricted stock and to the exercise of future issued options, if any.

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

We have based these forward-looking statements on management’s current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•       the effect the revised FDIC payday lending guidance may have on the lending banks and our results of operations from the agency business model;

•       federal and state governmental regulation of payday cash advance services, consumer lending and related financial services businesses;

•       our ability to efficiently and profitably market, process, and service a new installment loan product and introduce and manage a credit services organization business and a check-cashing business;

•       customer demand and response to services and products offered at our payday cash advance, check-cashing or credit service centers;

•       the extent to which revised levels of underwriting analysis by the lending banks for installment loans may cause fewer customers to qualify for extensions of credit;

•       the uncertainty of consumer and investor reception to our involvement with installment loan products, credit services and check-cashing services;

•       the accuracy of our estimates of payday cash advance, installment loan or credit service losses;

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2004 or June 30, 2005. In addition, our variable interest expense is sensitive to changes in the general level of interest rates. The weighted average interest rate on our $39.5 million of variable interest debt as of December 31, 2004 was approximately 6.35%. The weighted average interest rate on our $27.5 million of variable interest debt as of June 30, 2005 was approximately 6.51%.

We had total interest expense of $4.0 million and $0.7 million for the three months ended June 30, 2004 and 2005, respectively. We had total interest expense of $8.0 million and $1.6 million for the six months ended June 30, 2004 and 2005, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.5 million and $15,000 for the three months ended June 30, 2004 and 2005, respectively, and approximately $1.0 million and $66,000 for the six months ended June 30, 2004 and 2005, respectively.

Credit Risk

Under the agency business model, all charges of fees and/or interest paid by a lending bank’s customers are deposited directly to the lending bank’s bank account. We invoice the bank for the marketing, processing and servicing fees payable to us by such bank. In addition, lending banks are responsible for making payments to us if actual payday cash advances losses are less than the payday cash advance losses retained by the lending banks. We are subject to the risk that the lending banks will fail to pay all or a portion of the amounts due to us or that they will fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.                CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal controls over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to the Interim Unaudited Consolidated Financial Statements—Note 7—Commitments and Contingencies”, which is incorporated herein by reference.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our stock repurchases for the three months ended June 30, 2005.

Issuer Purchase of Equity Securities

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of	Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period(1)	Shares Purchased	Paid per Share	or Programs(2)	Programs(2)
April 1, 2005 to April 30, 2005	—	—	—	—
May 1, 2005 to May 31, 2005	50,000	$12.45	50,000	$49,377,500
June 1, 2005 to June 30, 2005	317,200	$12.02	317,200	$45,563,449
Total	367,200	$12.08	367,200	$45,563,449

(1)          Based on trade date, not settlement date

(2)          On May 4, 2005, the Company announced a stock repurchase program pursuant to which the Company was authorized to repurchase up to $50 million of its outstanding common stock.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table summarizes the votes at the Annual Meeting of our stockholders held on May 19, 2005:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors:
George D. Johnson, Jr.	76,726,561	—	758,257	—	—
William M. Webster, IV	77,408,614	—	76,204	—	—
Claire L. Arnold	77,482,774	—	2,044	—	—
Stephen K. Benjamin	76,396,678	—	1,088,140	—	—
Robert H. Chapman, III	77,482,574	—	2,244	—	—
Thomas E. Hannah	77,482,574	—	2,244	—	—
W. Olin Nisbet	77,466,899	—	17,919	—	—
Ratification of the appointment of PricewaterhouseCoopers LLP as Independent Auditors for the Company for 2005	77,285,324	199,294	—	200	—
Ratification of the Company’s 2004 Omnibus Stock Plan	66,182,369	3,105,955	—	3,951	8,192,543

ITEM 6.                EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	Certification of Principal Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
August 15, 2005	By:	/s/ JOHN I. HILL
John I. Hill
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	Certification of Principal Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)