Form 10-Q
period 2005-09-30
Advance America, Cash Advance Centers, Inc.
filed 2005-11-14
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER 001-32363

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2332639
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2005
Common Stock, par value $.01 per share	82,243,972 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months and nine months ended September 30, 2005

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

The factors listed in “Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” in “Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2004 and September 30, 2005
(in thousands, except per share data)

	December 31, 2004	September 30, 2005
Assets
Current assets
Cash and cash equivalents	$18,224	$25,714
Advances and fees receivable, net	155,009	181,800
Deferred income taxes	3,141	4,688
Other current assets	9,887	10,254
Total current assets	186,261	222,456
Restricted cash	9,110	9,474
Property and equipment, net	72,247	64,053
Goodwill	122,324	122,573
Other assets	7,597	6,877
Total assets	$397,539	$425,433
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,911	$7,937
Accrued liabilities	23,027	24,656
Income taxes payable	2,169	3,128
Accrual for excess bank losses	3,219	1,949
Current portion of long-term debt	471	466
Total current liabilities	42,797	38,136
Revolving credit facility	39,506	43,661
Long-term debt	6,660	6,306
Deferred income taxes	12,286	14,124
Other liabilities	—	39
Total liabilities	101,249	102,266
Non-controlling interest in variable interest entity	—	13,906
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 83,958 outstanding as of December 31, 2004 and 96,821 shares issued and 83,053 outstanding at September 30, 2005	968	968
Paid in capital	284,004	283,858
Paid in capital—unearned compensation	(3,451)	(2,392)
Retained earnings	52,492	76,218
Common stock in treasury (12,863 and 13,768 shares at cost at December 31, 2004 and September 30, 2005, respectively)	(37,723)	(49,391)
Total stockholders’ equity	296,290	309,261
Total liabilities and stockholders’ equity	$397,539	$425,433

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months and Nine Months Ended September 30, 2004 and 2005
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Fees and interest charged to customers	$115,656	$153,161	$311,408	$373,010
Marketing, processing and servicing fees	36,208	19,476	99,091	88,327
Total revenues	151,864	172,637	410,499	461,337
Provision for doubtful accounts and agency bank losses	(29,064)	(36,340)	(59,117)	(76,998)
Net revenues	122,800	136,297	351,382	384,339
Center Expenses:
Salaries and related payroll costs	39,175	44,359	117,702	128,948
Occupancy costs	17,765	20,455	49,145	58,735
Center depreciation expense	3,539	3,841	10,150	10,973
Advertising expense	5,117	7,952	19,318	20,808
Other center expenses	11,485	13,991	34,150	39,040
Total center expenses	77,081	90,598	230,465	258,504
Center gross profit	45,719	45,699	120,917	125,835
Corporate and Other Expenses (Income):
General and administrative expenses	10,009	13,236	30,534	38,218
General and administrative expenses with related parties	516	58	1,646	222
Corporate depreciation expense	974	1,241	2,975	3,390
Interest expense	2,075	1,356	4,899	2,914
Interest expense with related parties	2,629	—	7,830	—
Interest income	(26)	(50)	(116)	(208)
Loss on disposal of property and equipment	197	325	466	448
Loss on impairment of assets	—	1,852	—	1,852
Transaction related expense	1,592	—	1,592	—
Income before income taxes	27,753	27,681	71,091	78,999
Income tax expense	792	11,352	2,314	32,187
Income before income of consolidated variable interest entity	26,961	16,329	68,777	46,812
Income of consolidated variable interest entity	—	(476)	—	(476)
Net income	$26,961	$15,853	$68,777	$46,336
Net income per common share:
Basic	$0.39	$0.19	$1.00	$0.55
Diluted	$0.39	$0.19	$1.00	$0.55
Dividends declared per common share	$0.84	$0.09	$1.15	$0.27
Weighted average number of shares outstanding:
Basic	68,667	83,220	68,667	83,528
Diluted	68,667	83,449	68,667	83,760
Pro Forma Data:
Historical income before taxes	$27,753		$71,091
Pro forma income tax expense	11,295		28,934
Net income adjusted for pro forma income tax expense	$16,458		$42,157
Pro forma net income per common share—basic and diluted	$0.24		$0.61
Weighted average pro forma number of shares outstanding—basic and diluted	68,667		68,667

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2005
(in thousands, except per share data)

	Common Stock			Paid-In Capital—		Common Stock
		Par	Paid-In	Unearned	Retained	In Treasury
	Shares	Value	Capital	Compensation	Earnings	Shares	Amount	Total
Balances, December 31, 2004	96,821	$968	$284,004	$(3,451)	$52,492	(12,863)	$(37,723)	$296,290
Amortization of restricted stock	—	—	—	809	—	—	—	809
Forfeitures of restricted stock	—	—	—	250	—	(17)	(250)	—
Stock option expense	—	—	23	—	—	—	—	23
Dividends paid ($0.27 per share)	—	—	—	—	(22,552)	—	—	(22,552)
Dividends payable	—	—	—	—	(58)	—	—	(58)
Common stock issuance costs	—	—	(169)	—	—	—	—	(169)
Purchases of treasury stock	—	—	—	—	—	(888)	(11,418)	(11,418)
Net Income	—	—	—	—	46,336	—	—	46,336
Balances, September 30, 2005	96,821	$968	$283,858	$(2,392)	$76,218	(13,768)	$(49,391)	$309,261

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2005
(in thousands)

	2004	2005
Cash flows from operating activities
Net income	$68,777	$46,336
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation	13,125	14,363
Non-cash interest expense	654	735
Provisions for doubtful accounts and agency bank losses	59,117	76,998
Deferred income taxes	550	291
Loss on disposal of property and equipment	499	448
Loss on impairment of assets	—	1,768
Amortization of restricted stock	—	809
Stock option expense	—	23
Changes in operating assets and liabilities
Other current assets	(311)	5,940
Other assets	(4,379)	—
Accounts payable	4,227	(4,911)
Accrued liabilities	1,802	(320)
Income taxes payable	284	959
Accrual for excess bank losses	(14,425)	(13,698)
Net cash provided by operating activities	129,920	129,741
Cash flows from investing activities
Changes in advances and fees receivable, net	(58,597)	(80,258)
Changes in restricted cash	1,188	(364)
Cash from consolidated variable interest entity	—	2,931
Acquisition of business, net of cash acquired	—	(332)
Proceeds from sale of property and equipment	18	230
Purchases of property and equipment	(22,376)	(13,039)
Net cash used in investing activities	(79,767)	(90,832)
Cash flows from financing activities
Proceeds from revolving credit facility, net	31,657	4,156
Common stock issuance costs	—	(169)
Payments on mortgage payable	(229)	(249)
Payments on note payable	—	(110)
Payments of financing costs	(3,055)	(15)
Purchases of treasury stock	—	(11,418)
Payments of dividends	(79,250)	(22,552)
Changes in book overdrafts	(1,624)	(1,062)
Net cash used in financing activities	(52,501)	(31,419)
Net (decrease)/increase in cash and cash equivalents	(2,348)	7,490
Cash and cash equivalents, beginning of period	10,484	18,224
Cash and cash equivalents, end of period	$8,136	$25,714
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$12,248	$2,089
Income taxes	1,473	30,992
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,495	1,426
Restricted stock dividends payable	—	58
Reclassification of property and equipment to other assets held for sale (included in other current assets)	—	6,300
Net assets assumed in consolidation of variable interest entity	—	13,906
Net assets acquired through acquisition of business	—	229

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement, have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2005.

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued. In December 2003, a revised version of FIN 46 (“FIN 46R”) was issued. FIN 46R addresses reporting and disclosure requirements for Variable Interest Entities (“VIE”). It defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. See Note 9 for the impact of adopting FIN 46R on the Company’s results of operations and financial condition as well as other disclosures required by FIN 46R.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections–A Replacement of APB Opinion No. 20 and FASB Statement No. 3’’ (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, “Accounting Changes,” for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company will adopt SFAS No. 154 on January 1, 2006, as required. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition or results of operations.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues on payday cash advances (and as of July 2005, installment loans under the agency business model) can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized on payday cash advances made by the Company under the standard business model on a constant-yield basis ratably over the term of each payday cash advance. Under the agency business model, all charges of fees and/or interest paid by the lending banks’ customers are deposited directly to the respective lending bank’s bank account, and the Company’s revenues consist of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to July 2005, these fees included the losses for which the lending banks were contractually obligated in each of the states where the Company operated its agency business model. As of July 2005, these fees include only the losses for which the lending bank operating in Pennsylvania is contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each payday cash advance and installment loan.

Concentration of Risk

The Company marketed, processed and serviced payday cash advances, and, beginning in July 2005, installment loans under either the standard or agency business model, to a broad base of individuals in 37 states in the United States. For the three months ended September 30, 2004 and 2005, total revenues within five states accounted for approximately 41.6% and 40.1%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2004 and 2005, total revenues within five states accounted for approximately 42.0% and 40.5%, respectively, of the Company’s total revenues.

Income Taxes

Effective October 1, 2001, AACACI filed an election to convert to Subchapter S status. Certain subsidiaries also converted to Subchapter S status as part of this election. The Company terminated these elections on December 21, 2004. For the three and nine months ended September 30, 2004, approximately 93% and 95%, respectively, of total revenues were attributable to companies that had elected Subchapter S status.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period, after adjusting for the dilutive effect of restricted stock and stock options. Options to purchase 250,000 shares of common stock that were outstanding at September 30, 2005 were not included in the computation of diluted earnings per share since the effect of including these options would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	83,220	83,528
Effect of unvested restricted stock	229	232
Weighted average number of common and dilutive shares outstanding—diluted	83,449	83,760

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

In Pennsylvania, North Carolina and Arkansas, the Company is compensated under these MP&S Agreements by the lending banks for marketing, processing and servicing the payday cash advances and, as of July 2005, installment loans the lending banks make to their customers. The Company was previously a party to MP&S Agreements with lending banks offering payday cash advances in Texas and Michigan, which agreements were terminated in June and/or July 2005, and the Company no longer operates in Texas or Michigan under the agency business model. Although the Company markets, processes and services payday cash advances and, now, installment loans made by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan is approved. The Company is not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria, and the Company does not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks; accordingly, they are not included in the Company’s balance sheet. On September 15, 2005, the lending bank for which the Company markets, processes and services payday cash advances and installment loans in its 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. The Company continues to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

Prior to July 2005, each lending bank was contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. The Company’s marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If the amount of the lending bank’s uncollected payday cash advances and installment loans exceeded the lending bank’s contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. The outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company were approximately $61.8 million and $30.2 million at December 31, 2004 and September 30, 2005, respectively. Beginning in July 2005, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas is responsible for any and all losses associated with its payday cash advances and installment loans, while the lending bank offering payday cash advances and installment loans in Pennsylvania continues to be contractually obligated only for losses in an amount established as a percentage of the interest and/or fees charged by the bank to its customers.

3.   Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of (in thousands):

	December 31, 2004	September 30, 2005
Payday advances receivable	$137,309	$149,515
Fees and interest receivable	21,942	25,144
Returned items receivable	25,705	42,597
Loans and fees receivable of consolidated variable interest entity, net of unearned revenues	—	13,411
Lending bank receivable	10,762	4,196
Other	1,833	2,512
Allowance for doubtful accounts	(29,221)	(41,811)
Unearned revenues	(13,321)	(13,764)
Advances and fees receivable, net	$155,009	$181,800

4.   Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Beginning balance	$24,910	$33,875	$23,021	$29,221
Provision for doubtful accounts	22,915	34,704	45,408	64,570
Charge-offs	(21,779)	(30,097)	(50,008)	(65,618)
Recoveries	2,131	3,329	9,756	13,638
Ending balance	$28,177	$41,811	$28,177	$41,811

Changes in the accrual for excess bank losses for the three and nine months ended September 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Beginning balance	$3,977	$5,337	$3,623	$3,219
Provision for agency bank losses	6,149	1,636	13,709	12,428
Charge-offs	(8,416)	(5,785)	(19,697)	(19,158)
Recoveries	1,197	761	5,272	5,460
Ending balance	$2,907	$1,949	$2,907	$1,949

The provision for agency bank losses consists of those losses for which the lending banks under the agency business model are contractually obligated and an estimate by which actual losses will differ from the lending banks’ contractual obligation (which is referred to as provision for excess bank losses).

5.   Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31, 2004	September 30, 2005
Employee compensation	$9,678	$7,484
Workers’ compensation	3,521	4,571
Health and dental insurance	3,364	3,455
Accrued construction in progress	1,818	1,426
Accrued branch closing costs	55	1,344
Accrued property tax	447	1,211
Legal	827	778
Other	3,317	4,387
Total	$23,027	$24,656

6.   Income Taxes

Income tax expense for the three and nine months ended September 30, 2004 and 2005 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Current
Federal	$—	$11,021	$—	$26,610
State	517	2,189	1,763	5,286
	517	13,210	1,763	31,896
Deferred	275	(1,858)	551	291
Total	$792	$11,352	$2,314	$32,187

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three and nine months ended September 30, 2004 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
S corporation income not subject to tax	(31.6)	—	(33.0)	—
State income taxes, net	2.0	4.4	2.0	4.4
Other	(2.5)	1.6	(0.7)	1.3
Effective income tax rate	2.9%	41.0%	3.3%	40.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2004	September 30, 2005
Deferred tax assets
Accrued expenses	$2,762	$4,400
Bad debts	1,819	2,363
Net operating loss carryforwards	845	40
Other	35	—
Total deferred tax assets	5,461	6,803
Deferred tax liabilities
Goodwill	(7,877)	(10,027)
Depreciation	(1,882)	(1,780)
Prepaid expenses	(1,590)	(1,732)
Book versus tax basis difference for aircraft	(3,257)	(2,700)
Total deferred tax liabilities	(14,606)	(16,239)
Net deferred tax liability	$(9,145)	$(9,436)

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

As of December 31, 2004 and September 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $3.4 million and $0.7 million, respectively, which will begin to expire in 2014.

7.   Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.

In July 2002, the Industrial Loan Commissioner for Georgia issued an examination certificate to the Company seeking to investigate whether the Company had complied with the Georgia Industrial Loan Act.

On August 2, 2002, the Company and BankWest, Inc. (“BankWest”), the lending bank for whom the Company acted as marketing, processing and servicing agent in Georgia, filed suit against the Commissioner in the Superior Court for Fulton County, Georgia seeking to enjoin him from enforcing the examination certificate and proceeding with an examination. In October 2005, the parties submitted a proposed order to seal certain documents and dismiss all of the actions, and are awaiting the court’s approval.

In the Spring of 2004, Georgia adopted a statute, which became effective in May 2004, that effectively prohibits payday cash advance services in that state and effectively restricts the Company’s ability to act as a marketing, processing and servicing agent for a lending bank in that state. In April 2004, the Company, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State (BankWest, et al. vs. Baker, et al. or “BankWest vs. Baker”), seeking a declaration that the recently passed Georgia anti-payday cash advance law is unconstitutional and is preempted by federal law and should not be enforced. The District Court denied BankWest and the Company’s request, and BankWest and the Company subsequently suspended operations at the Company’s centers in Georgia. BankWest and the Company appealed the District Court’s order to the U.S. Court of Appeals for the Eleventh Circuit, which affirmed the District Court’s order in June 2005. BankWest and the Company and other parties filed a petition for rehearing en banc with the Eleventh Circuit in July 2005, and are awaiting a response to this petition. Net revenues from the Company’s Georgia operations were approximately $5.1 million, or 1.4% of the Company’s net revenues, for the nine months ended September 30, 2004. The Georgia centers have not generated revenue since operations were ceased in May 2004. During the three months ended September 30, 2005, the Company permanently closed all 86 remaining centers in Georgia. The lease cancellation and other closing costs were approximately $0.4 million.

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

•       On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company, its subsidiary that operates in North Carolina and William M. Webster, IV, the Company’s former Chief Executive Officer, alleging, among other things, that the relationship between the Company’s subsidiary that operates in North Carolina and Republic was a “rent a charter” relationship and therefore the bank was not the “true lender” on the payday cash advances. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the Company from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. Thus far the only substantive motions the Company has filed are motions to (1) have the case designated as a complex business case, (2) dismiss or stay proceedings and (3) compel arbitration. In November 2004, plaintiffs filed a motion seeking class certification. Also in November 2004, the North Carolina Superior Court denied the Company’s motion to have the case designated as a complex business case and assigned to the North Carolina Business Court and instead granted the plaintiffs’ motion to designate the case as exceptional and assigned to a special Superior Court judge. That ruling did not express any opinion on the merits of the case. Plaintiffs’ counsel indicated at the hearing held prior to that ruling, and in papers filed in support of their motion for class certification, that the distributions to the Company’s stockholders of substantially all of the net income earned by the Company in the form of cash dividends may be the subject of a fraudulent conveyance claim. At that hearing, plaintiffs’ counsel indicated that they might seek injunctive relief to return such payments or to hold them in escrow pending a judgment in this lawsuit. Plaintiffs’ complaint also contains a fraudulent conveyance claim but seeks no specific relief with respect to that claim. In May 2005, the judge assigned to the case issued a ruling allowing limited discovery on the issues of arbitration, personal jurisdiction and class certification. Arguments on defendants’ motions to dismiss and/or compel arbitration and plaintiff’s motion for class certification were held in October and November 2005, and the parties are waiting for a ruling on these motions. An adverse ruling in this case could have a material adverse effect on the Company’s results of operations and financial condition, including possibly forcing the Company to cease its operations in North Carolina. In addition, in September 2004, Republic filed an action in federal court in North Carolina against the three plaintiffs who have sued the Company, seeking a declaratory judgment that all disputes their customers have should be submitted to arbitration and an injunction preventing the plaintiffs from pursuing disputes in a non-arbitral forum. A motion to dismiss Republic’s lawsuit was granted in February 2005, on the grounds that Republic lacks standing. Republic subsequently filed a motion to alter or amend that decision and for reconsideration, which was denied. Republic has filed an appeal of these decisions to the U.S. Court of Appeals for the Fourth Circuit.

•       On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for whom the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, its subsidiary in Georgia, William M. Webster, IV and several of the Company’s unnamed officers, directors, owners and “stakeholders,” alleging many different causes of action, most notably that the Company made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the loans that the Company marketed, processed and serviced for BankWest in Georgia and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company has removed the case to the U.S. District Court for the Northern District of Georgia, and filed an answer denying the allegations and asserting the defense of arbitration as well as other defenses. The plaintiffs filed a motion in September 2004 to remand the case to Georgia state court to which the Company responded. Also in September 2004, the Company filed an action in the U.S. District Court for the Northern District of Georgia against the Georgia class action plaintiffs seeking a declaratory judgment that all disputes relating to the loans by BankWest should be submitted to arbitration and that plaintiffs should be prohibited from pursuing loan related disputes in a non-arbitral forum. In December 2004, the court indicated its intention to place the Georgia cases on hold until the Eleventh Circuit issued its ruling in BankWest vs. Baker, which challenged the constitutionality of Georgia’s payday cash advance law, and Jenkins vs. First American, which involved the enforceability of an arbitration clause similar to the one at issue in the Company’s Georgia case. In February 2005, the Eleventh Circuit held in the Jenkins case that the arbitration clause was enforceable and binding on the plaintiffs. In March 2005, the court in the King and Strong case issued a formal opinion indicating that it was staying that case until the Eleventh Circuit issued its decision in BankWest vs. Baker. After the Eleventh Circuit issued its ruling upholding the District Court’s order in BankWest vs. Baker, the court in the King and Strong case issued a scheduling order and the parties filed briefs regarding the Eleventh Circuit’s opinion. The Court has yet to schedule a hearing with respect to those briefs or issue a subsequent order.

The Company is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the Tahisha King and James Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company’s subsidiary in Georgia was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. The Company and BankWest filed a motion for summary judgment, which was granted in September 2005. In its holding, the court ruled that BankWest, not the Company, was the “true lender.” Plaintiffs have filed a notice of appeal of this ruling. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against the Company in Georgia.

The Company and certain of its officers, directors and employees are also defendants in two putative class-action lawsuits commenced by three of the Company’s former customers, Gerald and Wendy Betts and Donna Reuter, in Florida. The first putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County against the Company’s subsidiary, McKenzie Check Advance of Florida, LLC and certain other parties. This lawsuit alleges that the Company engaged in unfair and deceptive trade practices and violated the Florida criminal usury statute, the Florida Consumer Finance Act, and Florida’s Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the Company could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. The Company successfully moved to have Ms. Reuter’s case sent to arbitration and was awarded summary judgment as to Ms. Betts’s claims. The arbitration order in Ms. Reuter’s case is currently on appeal to the Florida Supreme Court and the summary judgment order in Ms. Betts’s case was reversed in August 2004 by Florida’s Fourth District Court of Appeals. The Company is appealing to the Florida Supreme Court the Fourth District Court of Appeals’ ruling, and the parties are awaiting a ruling from the Florida Supreme Court. In May 2005, the Florida Supreme Court issued an order requesting briefing as to whether the Florida Supreme Court should summarily quash the decision ordering arbitration in light of another Florida Supreme Court decision on arbitration entitled Cardegna v. Buckeye Check Cashing, Inc., which held that a substantially similar arbitration agreement was unenforceable. In June 2005, the U.S. Supreme Court granted a writ of certiorari in the Cardegna case, and will review the case in its 2005-06 term. Consequently, this case against the Company has been stayed pending the U.S. Supreme Court review of the Florida Supreme Court’s decision in the Cardegna case.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by Mr. Betts and Ms. Reuter against the Company, its subsidiary in Florida and officers and directors of the subsidiary. The allegations are nearly identical to those alleged in the lawsuit discussed in the preceding paragraph. The Company has filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case, and to compel arbitration. Proceedings in this case have been stayed pending the disposition of the original Betts and Reuter case.

In August 2004, the North Carolina Attorney General’s Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and Republic. The Company believes the primary purpose of the investigation is to determine whether the Company’s operations in North Carolina are in compliance with North Carolina law. The Company has cooperated with the investigation. The Attorney General for North Carolina as well as the class action plaintiffs in the North Carolina class action case have moved to intervene and participate in this matter. The Attorney General was granted the right to intervene and participate, and the class action plaintiffs were granted the right to submit an amicus brief. The parties have submitted their briefs and evidence and are awaiting the Commissioner’s findings. During the course of the proceeding, the Commissioner issued several pre-hearing orders that clarified the scope of discovery and eliminated the possibility of retrospective relief. However, it is possible that the North Carolina Attorney General or the Commissioner of Banks for North Carolina may make a determination or finding that is adverse to the Company’s business operations in the state. Specifically, the North Carolina Attorney General and Commissioner of Banks potentially could issue an injunction or issue a cease and desist order based on the Consumer Finance Act. This could result in the imposition of fines and the alteration or cessation of the Company’s use of the agency business model in North Carolina. All North Carolina centers currently operate under the agency business model. On September 15, 2005, the lending bank for which the Company markets, processes and services payday cash advances and installment loans in its 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. Net revenues from the Company’s North Carolina operations were $6.5 million, or 5.3% of the Company’s net revenues, and $4.1 million, or 3.0% of the Company’s net revenues, for the three months ended September 30, 2004 and 2005, respectively. Net revenues from the Company’s North Carolina operations were $19.2 million, or 5.5% of the Company’s net revenues, and $17.4 million, or 4.5% of the Company’s net revenues, for the nine months ended September 30, 2004 and 2005, respectively. The Company estimates that it would cost, as of September 30, 2005, approximately $3.1 million (including lease cancellation costs of approximately $0.6 million, the charge-off of undepreciated cost of assets of approximately $1.2 million and other shut-down costs of approximately $1.3 million) if the Company is required to shut down its North Carolina operations completely.

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

8.   Capital Stock

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50 million of its currently outstanding common stock. During the three and nine months ended September 30, 2005, the Company repurchased, pursuant to its stock repurchase program, 520,958 and 888,158 shares of its common stock, respectively, at a cost of approximately $7.0 million and $11.4 million, respectively.

During the three and nine months ended September 30, 2005, the Company cancelled 13,333 and 16,666 shares, respectively, of unvested restricted stock.

In 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, the Company measures the cost of its share-based employee compensation at fair value and recognizes such cost in the financial statements over the requisite service period.

In August 2005, the Company granted to its new President and Chief Executive Officer options to purchase 250,000 shares of common stock in the Company. The stock options granted vest ratably over a five-year period and expire ten years from the date of grant. The stock options were granted with an exercise price equal to the market value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Exercise Price
Outstanding, beginning of period	—	—
Granted	250,000	$13.83
Purchased	—	—
Forfeited	—	—
Outstanding, end of period	250,000	$13.83
Options exercisable	—	—
Shares of stock outstanding	83,053,446

The weighted-average fair value of the options granted was $5.53 per option and was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 2.6%, risk free interest rate of 3.94%, expected volatility of 51% and an expected life of 5.41 years. Compensation expense for the three months and nine months ended September 30, 2005 for these stock options was approximately $23,000.

9.   Transactions with Variable Interest Entity

Beginning in July 2005, the Company ceased conducting business under the agency business model in its 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. As a CSO, the Company offers a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through an unaffiliated third-party lender. In connection with commencing operations as a CSO in Texas, the Company has entered into a credit services agreement (“CSO Agreement”) with an unaffiliated third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

Under the CSO model, the third-party lender determines whether to approve the loan and establishes all of the loan underwriting criteria. All of the terms, conditions and features of the loan agreements between the lender and the customers are determined by the lender. The customer writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan and the CSO fee, which the Company holds on behalf of the lender pending repayment of the loan. Under the CSO Agreement, the Company agrees to reimburse the lender for the full amount of the loan and all related fees that are not paid by the customers.

When the loan becomes due, the customer returns to the CSO center to repay the loan, the Company returns the customer’s check, and the Company deposits the loan payment in the lender’s account. If the customer does not return to the CSO center to repay the loan, the Company may then begin collection efforts to obtain from the customer payment of the loan and any applicable late and non-sufficient funds (“NSF”) fees. If the Company is unsuccessful in collecting any payments for the lender, the Company will reimburse the lender, and then may continue its collection efforts with respect to all amounts due by the customer. Under the CSO Agreement, the Company is contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by the Company.

The Company has determined that the third-party lender’s subsidiary is a variable interest entity (“VIE”) under FIN 46R. The Company has neither an equity interest nor voting rights in the lender’s subsidiary and has no input into the management of the lender’s subsidiary. However, the Company was determined to be the primary beneficiary of the VIE, due primarily to the fact that the third-party lender was created for the exclusive purpose of offering loans to qualified customers referred by the Company, and the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers. As a result, the Company has consolidated the lender’s subsidiary as of September 30, 2005.

The impact of the consolidation of this VIE on the Company’s September 30, 2005 consolidated balance sheet was to increase cash and cash equivalents by approximately $2.9 million, increase advances and fees receivable, net by approximately $11.0 million, increase accrued liabilities by approximately $15,000 and increase non-controlling interest in variable interest entity by $13.9 million. The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the three months and nine months ended September 30, 2005 was to increase net revenues by approximately $0.6 million and increase other center expenses by approximately $0.1 million, the net effect of which was an increase in income of consolidated variable interest entity of approximately $0.5 million.

10.   Subsequent Events

Subsequent to September 30, 2005, the Company repurchased 1,039,475 shares of its common stock pursuant to its stock repurchase program at a cost of approximately $13.8 million.

On October 27, 2005, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock, payable on December 9, 2005 to shareholders of record on November 28, 2005.

On October 27, 2005, the Company granted to its new President and Chief Executive Officer, a nonqualified stock option to purchase 700,000 shares of the Company’s common stock at an exercise price of $12.11 per share, and granted him 250,000 shares of restricted common stock. The options and the restricted shares vest in eight equal annual installments beginning on the first anniversary of the grant and are subject to various terms and restrictions as specified in the related Nonqualified Stock Option Agreement and Restricted Stock Agreement. These stock options and restricted shares are outside the terms of the Company’s existing 2004 Omnibus Stock Plan (“Stock Plan”).

Additionally, on October 27, 2005, the Company granted to its Executive Vice President and Chief Financial Officer, a nonqualified stock option to purchase 250,000 shares of the Company’s common stock at an exercise price of $12.11 per share. The options vest in eight equal annual installments beginning on the first anniversary of the grant and are within the Company’s Stock Plan.

The weighted-average fair value of the 950,000 options granted on October 27, 2005 was $4.73 per option. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 3.6%, risk-free interest rate of 4.48%, expected volatility of 50% and an expected life of 6.86 years. These options expire ten years from the date of grant.

On October 31, 2005, the Company completed the sale of one of its aircraft. As a result of this transaction, the Company recorded an impairment of the carrying value of the aircraft for approximately $1.5 million during the quarter ended September 30, 2005. For tax purposes, the Company will recognize a gain of approximately $5.8 million in the fourth quarter of 2005.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide, directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers’ next payday. As of September 30, 2005, we operated 2,598 centers in 37 states.

In most states in which we conduct business, we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states in which we conduct business, we act as a marketing, processing and servicing agent through our centers for FDIC insured, state-chartered banks that make payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). In the agency business model, we refer to the banks for which we act as agent as the lending banks.

We ceased conducting business under the agency business model in our 208 centers in Texas in the beginning of July 2005 and our 86 centers in Michigan at the end of June 2005, and began conducting business in our Texas centers as a Credit Services Organization (“CSO”), and in our Michigan centers as a provider of check-cashing and deferred presentment services. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through an unaffiliated third-party lender. Our operations in Michigan of check-cashing services are similar to our operations under our standard business model. The amount of the fee charged by us varies based on whether the check cashed is a government check, a payroll check or a personal check, and for a personal check we charge interest for the period of time that we agree with the customer to hold the check before presenting it to the bank. Beginning in late June 2005, we have included our Michigan centers, in which we now offer check-cashing services, in our standard business model. As of July 2005, we have also included our Texas centers, in which we now operate as a CSO, in our standard business model.

As of September 30, 2005, we were making payday cash advances directly to customers under the standard business model in 2,350 of our 2,598 centers in 34 states, including our now 87 centers in Michigan, and serving as agent for the lending banks under the agency business model in our 248 centers located in Arkansas, North Carolina and Pennsylvania. On September 15, 2005, the lending bank for which we market, process and service payday cash advances and installment loans in our 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model, including, beginning in July 2005, in our capacity as a CSO, and (2) marketing, processing and servicing fees paid to us by the lending banks under the agency business model. For the payday cash advances and installment loans made and funded by the lending banks from their own bank accounts and marketed, processed and serviced by us under the agency business model, all payments of principal and fees and/or interest paid by customers are deposited directly to the account of the respective lending bank. We in turn are paid a marketing, processing and servicing fee by the lending bank after we send it an invoice. Our total revenues for the three and nine month periods ended September 30, 2004 and 2005 consisted of (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$115.7	76.2	$153.1	88.7	$311.4	75.9	$373.0	80.9
Marketing, processing and servicing fees	36.2	23.8	19.5	11.3	99.1	24.1	88.3	19.1
Total revenues	$151.9	100.0	$172.6	100.0	$410.5	100.0	$461.3	100.0

Our expenses relate primarily to the operation of our centers. These expenses include salaries and related payroll costs, occupancy expense related to our leased centers, center depreciation expense, advertising expense and other center expenses that consist principally of costs related to center openings and closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs and costs associated with theft.

Centers.   The following table lists the number of centers by state at December 31, 2004 and September 30, 2005:

State	December 31, 2004	September 30, 2005
Alabama	127	139
Arizona	49	51
Arkansas(1)	30	30
California	290	293
Colorado	56	60
Delaware	10	13
Florida	173	187
Idaho	8	12
Illinois	61	61
Indiana	91	111
Iowa	21	30
Kansas	—	31
Kentucky	33	38
Louisiana	64	71
Michigan(1)	87	87
Mississippi	51	53
Missouri	62	67
Montana	8	8
Nebraska	25	27
Nevada	10	10
New Hampshire	15	16
New Mexico	12	12
North Carolina(1)(2)	118	117
North Dakota	—	4
Ohio	178	196
Oklahoma	68	67
Oregon	42	50
Pennsylvania(1)	101	101
Rhode Island	—	3
South Carolina	105	109
South Dakota	10	10
Tennessee	59	58
Texas(1)	204	208
Virginia	109	115
Washington	90	106
Wisconsin	37	43
Wyoming	4	4
Total	2,408	2,598

(1)          We have operated under the agency business model in Arkansas and North Carolina since April 14, 2001 and September 12, 2001, respectively. Prior to these dates, we operated in Arkansas and North Carolina under the standard business model. We have operated in Pennsylvania only under the agency business model. We operated in Texas under the agency business model until July 2005, when we started operating as a CSO. We have operated in Michigan under the standard business model since June 27, 2005. Prior to this date, we operated in Michigan under the agency business model.

(2)          We are currently facing certain litigation and regulatory proceedings in North Carolina that may ultimately cause us to stop acting as marketing, processing and servicing agent for a lending bank in that state. On September 15, 2005, the lending bank for which we market, process and service payday cash advances and installment loans in our 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

New               centers.   We opened 87 and 82 new centers during the three months ended September 30, 2004 and 2005, respectively. We opened 346 and 208 new centers during the nine months ended September 30, 2004 and 2005, respectively.

Closed centers.   We closed 7 (including 2 in Georgia) and 93 (including 86 in Georgia) centers during the three months ended September 30, 2004 and 2005, respectively. We closed 8 (including 2 in Georgia) and 107 (including 86 in Georgia) centers during the nine months ended September 30, 2004 and 2005, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to closed centers of approximately $0.1 million and $0.7 million in the three months ended September 30, 2004 and 2005, respectively, and approximately $0.1 million and $1.0 million in the nine months ended September 30, 2004 and 2005, respectively.

In May 2004, a Georgia law became effective that prohibits payday cash advance services in the state and restricts our ability to act as marketing, processing and servicing agent for a lending bank in the state. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies.” Accordingly, we suspended operations at our 89 (all of which were subsequently closed) centers in Georgia. Net revenues from our Georgia operations were approximately $5.1 million, or 1.4% of the Company’s net revenues, for the nine months ended September 30, 2004. Our Georgia operations have not generated revenue since operations were ceased in May 2004. During the three months ended September 30, 2005, we permanently closed 86 centers in Georgia. The lease cancellation and other closing costs were approximately $0.4 million.

The following is a summary of the financial information for our operations in Georgia for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Georgia Revenues:
Marketing, processing and servicing fees	$—	$—	$7,102	$—
Provision for agency bank losses	(545)	—	(2,008)	—
Net revenues	(545)	—	5,094	—
Georgia Center Expenses:
Salaries and related payroll costs	763	43	3,855	216
Occupancy costs	603	470	1,802	1,543
Center depreciation expense	159	—	483	—
Advertising expense	—	—	523	—
Other center expenses	233	652	1,028	871
Total center expenses	1,758	1,165	7,691	2,630
Georgia Center Gross Profit/(Loss)	$(2,303)	$(1,165)	$(2,597)	$(2,630)

On August 26, 2004, the North Carolina Attorney General’s office, in conjunction with the Commissioner of Banks for North Carolina, issued us a subpoena to produce documents, respond to written questions and have a corporate representative appear for testimony regarding the relationship between our North Carolina subsidiary and Republic, the lending bank for whom we acted as marketing, processing and servicing agent in North Carolina, and has since commenced a Notice of Hearing to determine if our activities in North Carolina are in contravention to North Carolina law. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies.” All North Carolina centers currently operate under the agency business model. However, on September 15, 2005, the lending bank for which we market, process and service payday cash advances and installment loans in our 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

Net revenues from our North Carolina operations were $6.5 million, or 5.3% of our net revenues, and $4.1 million, or 3.0% of our net revenues, for the three months ended September 30, 2004 and 2005, respectively. Net revenues from our North Carolina operations were $19.2 million, or 5.5% of our net revenues, and $17.4 million, or 4.5% of our net revenues, for the nine months ended September 30, 2004 and 2005, respectively. We estimate that it would cost, as of September 30, 2005, approximately $3.1 million (including lease cancellation costs of approximately $0.6 million, the charge-off of undepreciated cost of assets of approximately $1.2 million and other shut-down costs of approximately $1.3 million) if we are required to shut down our North Carolina operations completely as a result of this investigation.

The following is a summary of financial information for our operations in North Carolina for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
North Carolina Revenues:
Marketing, processing and servicing fees	$8,176	$6,096	$22,305	$20,976
Provision for agency bank losses	(1,694)	(2,036)	(3,146)	(3,548)
Net revenues	6,482	4,060	19,159	17,428
North Carolina Center Expenses:
Salaries and related payroll costs	2,042	2,615	6,529	7,084
Occupancy costs	865	851	2,558	2,531
Center depreciation expense	115	125	364	359
Advertising expense	312	344	898	917
Other center expenses	476	530	1,390	1,378
Total center expenses	3,810	4,465	11,739	12,269
North Carolina Center Gross Profit	$2,672	$(405)	$7,420	$5,159

Revised FDIC Guidance

On March 1, 2005, the FDIC issued Revised Guidance (“Revised Guidance”) to FDIC insured institutions that offer payday cash advances, including the lending banks for which we then acted as an agent. The Revised Guidance limits the frequency of customer usage of payday cash advances and limits the period that a customer may have payday cash advances outstanding from any lender to an aggregate of three months during the previous 12-month period. Based on an average term of approximately 15 days, this effectively limits the number of payday cash advances that may be made to any customer to six advances during any 12-month period. All payday cash advances made from any lender would count against this limit. In response to the Revised Guidance, lending banks are offering alternative longer-term credit products, which have generally taken the form of installment loans.

In late June and early July 2005, we underwent several operational changes in the five states where we conducted business under the agency business model as a result of the Revised Guidance. These changes affected our operations in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

We historically operated in Pennsylvania as a marketing, processing and servicing agent for BankWest, Inc., a South Dakota bank (“BankWest”), in Arkansas as a marketing, processing and servicing agent for Venture Bank, a Washington bank (“Venture”), and in North Carolina as a marketing, processing, and servicing agent for Republic Bank & Trust, a Kentucky bank (“Republic”). Effective July 1, 2005, we amended our marketing, processing and servicing agreement (‘MP&S Agreement”) with BankWest with respect to Pennsylvania, primarily to allow us to also act as a marketing, processing and servicing agent for a new installment loan product offered by BankWest in our 101 centers in Pennsylvania. On June 30, 2005, we terminated our MP&S Agreement with Venture and we entered into a new MP&S Agreement with First Fidelity Bank, a South Dakota bank (“First Fidelity Bank”), to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by First Fidelity Bank in our 30 centers in Arkansas. Effective July 6, 2005, we terminated our MP&S Agreement with Republic and entered into a new MP&S Agreement with First Fidelity Bank to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by First Fidelity Bank in our 117 centers in North Carolina. On September 15, 2005, First Fidelity Bank temporarily suspended its payday cash advance and installment loan originations in North Carolina. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

Pursuant to our MP&S Agreements with First Fidelity Bank, First Fidelity Bank is contractually obligated for all losses on payday cash advances and installment loans to its customers in Arkansas and North Carolina. Under our terminated MP&S Agreements with Venture and Republic, those lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under the terminated agreements with Venture and Republic, we were obligated if actual payday cash advance losses exceeded the respective lending bank’s contractual obligations. We remain obligated in North Carolina and Arkansas for the existing advances and fees receivable in excess of the prior lending bank’s contractual obligations.

Under the terms of the new MP&S Agreements with BankWest and First Fidelity Bank, payday cash advances are offered in Pennsylvania, Arkansas and North Carolina (prior to the suspension) by the lending banks within the limits of the Revised Guidance. In response to the Revised Guidance, the lending banks also offer installment loans to their customers for which we also act as marketing, processing and servicing agent. The installment loans generally have bi-weekly payments amortized over a three- or four-month period. The lending banks establish all of the underwriting criteria and utilize third-party credit scores to determine whether to approve an installment loan for a customer. All of the terms, conditions and features of the installment loan agreements between the lending banks and their customers are determined by the lending banks. The lending banks fund all loans, and we do not expect to purchase or participate in the loans. We deposit, on behalf of the lending banks, all repayments of installment loans, interest and fees in the lending banks’ accounts, and the lending banks pay to us our marketing, processing and servicing fees for the installment loans.

Depending on the lending bank, fees charged to the customer for the installment loan product range from $55 to $65 per $100 advance plus an additional origination fee of $25 to $30 per transaction. Although the total fee is higher than for a payday cash advance, total revenues are reduced because of the longer duration of the installment product. The Revised Guidance limits the number of payday cash advances that may be made and requires more stringent underwriting standards to qualify for the installment loan. Accordingly, we generally expect our marketing, processing and servicing fee to decrease by approximately 20% to 40% in the states where we continue to operate under the agency business model. It is difficult for us to predict, however, what those revenues may be given the numerous uncertainties associated with predicting consumer demand for a new product; with anticipating the effect of new underwriting standards for that product by the lending banks; and with marketing, processing and servicing a new product. Arkansas, North Carolina and Pennsylvania, the states in which we operated under the agency business model during the quarter ended September 30, 2005, represented an aggregate of approximately 11% and 13% of our total revenues for the three and nine-month periods ended September 30, 2005, respectively. Going forward, we expect that less than 10% of our revenues will be derived from the agency business model in these three states.

Information for our centers operating under the agency business model for the three and nine months ended, and as of, September 30, 2004 and 2005 was as follows (in thousands, except centers):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004(1)(2)	2005(2)	2004(1)(2)	2005(2)
Agency Business Model Revenues:
Marketing, processing and servicing fees	$36,208	$19,476	$99,091	$88,327
Provision for agency bank losses	(6,149)	(1,636)	(13,709)	(10,732)
Net revenues	30,059	17,840	85,382	77,595
Agency Business Model Center Expenses:
Salaries and related payroll costs	9,871	5,114	31,427	24,803
Occupancy costs	4,812	2,326	13,722	11,928
Center depreciation expense	974	290	2,882	2,050
Advertising expense	1,142	938	4,681	3,764
Other center expenses	2,262	2,129	7,254	6,687
Total center expenses	19,061	10,797	59,966	49,232
Agency Business Model Gross Profit	$10,998	$7,043	$25,416	$28,363

	September 30,
	2004(1)(2)	2005(3)
Centers	619	248
Assets:
Cash	$343	$5
Accounts receivable from lending banks	6,417	3,333
Restricted cash	5,029	—
Property and equipment, net	11,657	2,537
Goodwill	29,773	13,006
All other	1,451	305
Total assets	$54,670	$19,186
Contingent liability to lending banks	$57,085	$17,176

(1)          Includes the 89 Georgia centers.

(2)          Includes Michigan payday advance centers until they were converted to the standard business model on June 27, 2005 and Texas payday advance centers until they were converted to the standard business model on July 7, 2005.

(3)          Excludes Michigan payday advance centers that were converted to the standard business model on June 27, 2005, and excludes Texas payday centers that were converted to the standard business model on July 7, 2005.

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

In late June 2005, we began offering check-cashing and deferred presentment services directly to customers in our centers in Michigan. The approval process for us to provide customers with check-cashing services in Michigan is similar to the process we use to provide payday cash advances under our standard business model. The amount of the fee charged by us varies based on whether the check cashed is a government check, a payroll check or a personal check, and for a personal check we charge interest for the period of time that we agree with the customer to hold the check before presenting it to the bank. Customers also have the opportunity to repurchase the check from us. We expect that the profitability of our check-cashing business and average fees, check amounts and duration for which we hold checks will be similar to the corresponding amounts under our standard business model. Following this change in operations, we include our Michigan centers and our check-cashing business under our standard business model.

Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary that has registered as a Credit Services Organization (“CSO”) under Texas law. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. In connection with commencing operations as a CSO in Texas, we have entered into a credit services agreement (“CSO Agreement”) with an unaffiliated third-party lender. The CSO Agreement governs the terms by which we refer customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, process loan applications and commit to reimburse the lender for any loans or related fees that are not collected from such customers.

Under the CSO model, the third-party lender determines whether to approve the loan and establishes all of the loan underwriting criteria. All of the terms, conditions and features of the loan agreements between the lender and the customers are determined by the lender. The customer writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan and the credit services fee owed to us, which we hold on behalf of the lender pending repayment of the loan. We also assist customers by agreeing to reimburse the lender for the full amount of the loan and all related fees that are not collected from the customers. If the customer has chosen the consumer-reporting option, we report the repayment information from the lender to Payment Reporting Builds Credit, Inc. (“PRBC”), a consumer credit reporting agency. Reporting to PRBC may assist the customer in improving his or her credit if the customer repays the loan in accordance with its terms and if that positive repayment is viewed favorably by users of the PRBC report. In addition, we provide access to free financial tools, services, and information to help customers with their personal finances, budgets and credit ratings.

When the loan becomes due, the customer returns to the CSO center to repay the loan and we return to the customer his or her check. If the customer does not return to the CSO center to repay the loan, we may then begin collection efforts to obtain from the customer payment of the loan and any applicable late and non-sufficient funds (“NSF”) fees due. If we are unsuccessful in collecting the payments, we will reimburse the lender and we then may continue our collection efforts.

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

Although we have not previously conducted business as a CSO, we expect operating results similar to those historically generated under the agency business model. However, given the numerous uncertainties associated with conducting a new business, anticipating consumer demand for credit services and possible regulatory changes that may affect credit services, it is impossible to know if the credit services business will be successful. Following this change in operations in Texas, we include our Texas centers and our CSO services under our standard business model.

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

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of:

•       an allowance for doubtful accounts for estimated probable losses for payday cash advances under the standard business model (which is shown as a reduction in our advances and fees receivable, net, on our balance sheet), and

•       the amount we accrue for probable excess bank losses, as described below, for our share of the losses on payday cash advances and installment loans we market, process and service for the lending banks under the agency business model (which is reported as a current liability on our balance sheet in our accrual for excess bank losses).

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

The payday cash advances and installment loans made and funded by the lending banks under the agency business model are not reflected on our balance sheet within our advances and fees receivable, net, because these advances are repayable solely to the lending banks and are assets of the lending banks. Historically, all the lending banks for which we acted as an agent were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers on their payday cash advances. Prior to July 2005, depending upon the lending bank, this percentage ranged from 8.0% to 20.0%. In aggregate, this percentage was 16.7% and 7.0% for the three months ended September 30, 2004 and 2005, respectively, and 14.4% and 12.0% for the nine months ended September 30, 2004 and 2005, respectively. Under the agency business model, estimated losses consist of:

•       those losses for which the lending banks are contractually obligated, and

•       an estimate of the amount by which actual losses will differ from the lending banks’ contractual obligations (which we refer to as provision for excess bank losses). For the three months ended September 30, 2004 and 2005, the provision for excess bank losses was an increase in expense of approximately $0.7 million and a reduction of expense of approximately $0.2 million, respectively. For the nine months ended September 30, 2004 and 2005, the provision for excess bank losses was a reduction of expense of approximately $1.1 million and $0.1 million, respectively.

We expect this will continue to be our policy going forward with respect to our estimate of excess losses under our marketing, processing and servicing agreement (“MP&S Agreement”) with BankWest for Pennsylvania. However, under the new MP&S Agreements with the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas the lending bank is responsible for any and all losses associated with its payday cash advances and installment loans and therefore no such estimate of excess losses should be necessary with respect to our future operations in North Carolina and Arkansas.

The portion of payday cash advances, installment loans and fees deemed to be uncollectible is charged against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and subsequent recoveries, if any, are credited to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

The allowance for doubtful accounts and the accrual for excess bank losses are determined based upon a review of historical and recent losses on our payday cash advances and the lending banks’ payday cash advance and installment loan portfolios. We periodically review the allowance for doubtful accounts and the accrual for excess bank losses, with any changes reflected in current operations. The allowance for doubtful accounts and accrual for excess bank losses are adjusted from time to time when future conditions differ substantially from our assumptions used in assessing their adequacy. Actual losses may be materially different from the recorded allowance.

Under the standard business model, unpaid payday cash advances and the related fees and/or interest are generally charged off if a customer does not make a payment of at least 15% of his or her outstanding balance within 60 days of the date the check was returned by the bank for non-sufficient funds or other reasons. Under the agency business model, unpaid payday cash advances and the related fees and/or interest are generally charged off 60 days from the due date. Under the agency business model, unpaid installment loans and the related fees and/or interest are generally charged off 60 days from the deposit date if the check is returned by the bank for non-sufficient funds or other reasons.

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

•       we evaluate the need for additional reserves on receivables for deposited customer checks that are returned because of non-sufficient funds using historical collection patterns; and

•       we consider the potential impact of (i) new centers within the state and (ii) specific economic and regulatory conditions on collections at the state and local level.

Our estimate of the accrual for excess bank losses under the agency business model is determined using the same method and then reducing the result by the amount of losses for which lending banks are contractually obligated.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts and agency bank losses. As of September 30, 2005, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $2.2 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we created approximately $143.0 million of goodwill. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2004 and September 30, 2005 financial statements include accruals of approximately $3.4 million and $3.5 million, respectively, for the self-insured portion of our health and dental insurance and approximately $3.5 million and $4.6 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. Our estimates and the resulting reserves are reviewed and updated periodically and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued. In December 2003, a revised version of Fin 46 (“FIN 46R’’) was issued. FIN 46R addresses reporting and disclosure requirements for Variable Interest Entities (“VIE”). It defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity” for the impact of adopting FIN 46R on our results of operations and financial condition.

Accounting for Share-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our share-based employee compensation at fair value and recognize such cost in the financial statements over the requisite service period. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Capital Stock.”

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005

The following table sets forth our results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2005 (dollars in thousands, except center information):

	Three Months Ended September 30,
	2004		2005
		% Net		% Net	Variance
	Dollars	Revenues	Dollars	Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$115,656	94.2%	$153,161	112.4%	$37,505	32.4%
Marketing, processing and servicing fees	36,208	29.5%	19,476	14.3%	(16,732)	(46.2)%
Total revenues	151,864	123.7%	172,637	126.7%	20,773	13.7%
Provision for doubtful accounts and agency bank losses	(29,064)	(23.7)%	(36,340)	(26.7)%	7,276	25.0%
Net revenues	122,800	100.0%	136,297	100.0%	13,497	11.0%
Center Expenses:
Salaries and related payroll costs	39,175	31.9%	44,359	32.6%	5,184	13.2%
Occupancy costs	17,765	14.5%	20,455	15.0%	2,690	15.1%
Center depreciation expense	3,539	2.9%	3,841	2.8%	302	8.5%
Advertising expense	5,117	4.2%	7,952	5.8%	2,835	55.4%
Other center expenses	11,485	9.3%	13,991	10.3%	2,506	21.8%
Total center expenses	77,081	62.8%	90,598	66.5%	13,517	17.5%
Center gross profit	45,719	37.2%	45,699	33.5%	(20)	—
Corporate and Other Expenses (Income):
General and administrative expenses	10,525	8.5%	13,294	9.7%	2,769	26.3%
Corporate depreciation expense	974	0.8%	1,241	0.9%	267	27.4%
Interest expense	4,704	3.8%	1,356	1.0%	(3,348)	(71.2)%
Interest income	(26)	—	(50)	—	(24)	(92.3)%
Loss on disposal of property and equipment	197	0.2%	325	0.2%	128	65.0%
Loss on impairment of assets	—	—	1,852	1.4%	1,852	100.0%
Transaction related expenses.	1,592	1.3%	—	—	(1,592)	(100.0)%
Total corporate and other expenses	17,966	14.6%	18,018	13.2%	52	0.3%
Income before income taxes	27,753	22.6%	27,681	20.3%	(72)	(0.3)%
Income tax expense	792	0.6%	11,352	8.3%	10,560	1,333.3%
Income before income of consolidated variable interest entity	26,961	22.0%	16,329	12.0%	(10,632)	(39.4)%
Income of consolidated variable interest entity	—	—	(476)	(0.4)%	(476)	100.0%
Net income	$26,961	22.0%	$15,853	11.6%	$(11,108)	(41.2)%

	Three Months Ended September 30,
	2004	2005
Center Information (excluding Georgia centers):
Number of centers open at beginning of period	2,208	2,520
Opened	87	82
Acquired	—	3
Closed	(5)	(7)
Number of centers open at end of period	2,290	2,598
Weighted average number of centers open during the period	2,225	2,565
Number of payday cash advances provided and processed (in thousands)	3,074	3,072
Amount of average payday cash advance provided and processed	$329	$340
Number of installment loans provided and processed (in thousands)	—	45
Amount of average installment loan provided and processed	—	$494

	Three Months Ended September 30,
	2004		2005
		% Net		% Net	Variance
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$55.2	100.0%	$53.1	100.0%	$(2.1)	(3.8)%
Center expenses:
Salaries and related payroll costs	17.6	31.9%	17.3	32.6%	(0.3)	(1.7)%
Occupancy costs	8.0	14.5%	8.0	15.0%	—	—
Center depreciation expense	1.6	2.9%	1.5	2.8%	(0.1)	(6.3)%
Advertising expense	2.3	4.2%	3.1	5.8%	0.8	34.8%
Other center expenses	5.2	9.3%	5.4	10.3%	0.2	3.8%
Total center expenses	34.7	62.8%	35.3	66.5%	0.6	1.7%
Center gross profit	$20.5	37.2%	$17.8	33.5%	$(2.7)	(13.2)%

Revenue Analysis

Total revenues increased $20.8 million, or 13.7%, during the three months ended September 30, 2005 to $172.6 million compared to $151.8 million for the same period in 2004. The increase was primarily due to an increase in the amount of the average payday cash advance closed. The average fee per payday cash advance closed was approximately $52 and $55 during the three months ended September 30, 2004 and 2005, respectively.

Excluding centers closed in 2004 and 2005, total revenues for the three months ended September 30, 2005 increased $21.7 million, or 14.4%, to $172.4 million compared to $150.7 million for the same period in 2004.

Total revenues for the 2,074 centers opened prior to July 1, 2004 (excluding centers closed  in 2004 and 2005) increased $13.2 million, or 8.8%, to $163.9 million for the three months ended September 30, 2005 compared to $150.7 million for the same period in 2004. Centers opened prior to July 1, 2004 were at least three months and fifteen months old at the end of the three-month periods ended September 30, 2004 and 2005, respectively. Total revenues for the 414 centers opened after July 1, 2004 (excluding centers closed in 2004 and 2005) increased to $8.5 million for the three months ended September 30, 2005 compared to approximately $28,000 for the same period in 2004. Total revenues for the remaining

120 centers closed represented a decrease of approximately $0.9 million for the three months ended September 30, 2005 compared to the same period in 2004.

Of our 2,408 centers open at December 31, 2004, we operated 540 centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. At September 30, 2005, of our 2,598 centers, we operated 248 centers under the agency business model in the states of Arkansas, North Carolina and Pennsylvania. The 292 center decrease in the number of centers operated under the agency business model at September 30, 2005 compared to December 31, 2004 primarily resulted from our conversion of our Michigan centers to the standard business model effective June 27, 2005 and our conversion of our Texas centers to the standard business model effective July 7, 2005. On September 15, 2005, the lending bank for which we market, process and service payday cash advances and installment loans in our 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

The provision for doubtful accounts and agency bank losses increased $7.3 million, or 25.0%, to $36.3 million for the three months ended September 30, 2005 compared to $29.0 million for the same period in 2004. The provision increased due primarily to increased loss rates. As a percentage of total revenues, the provision increased to 21.0% in 2005 from 19.1% in 2004.

Center Expense Analysis

Salaries and related payroll costs.   2005 salaries and related payroll costs increased $5.2 million, or 13.2%, to $44.4 million compared to $39.2 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. 2005 salaries and related payroll costs as a percentage of net revenues increased to 32.6% compared to 31.9% in 2004. Salaries and related payroll costs per center decreased to approximately $17,300 compared to $17,600 in 2004 due to lower bonus expense and lower health insurance expense. We averaged approximately 2.15 full-time equivalent field employees, including district directors, for each center in both 2005 and 2004.

Occupancy costs.   2005 occupancy costs increased $2.7 million, or 15.1%, to $20.5 million compared to $17.8 million in 2004. The increase was due primarily to a full quarter of occupancy costs for centers opened in 2004 and occupancy costs related to 2005 center openings. 2005 occupancy costs as a percentage of net revenues increased to 15.0% compared to 14.5% in 2004. Occupancy costs per center were approximately $8,000 for both periods.

Center depreciation expense.   2005 center depreciation expense increased $0.3 million, or 8.5%, to $3.8 million compared to $3.5 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. 2005 center depreciation expense per center decreased approximately $100 to $1,500, compared to $1,600 in 2004.

Advertising expense.   2005 advertising expense increased $2.8 million, or 55.4%, to $7.9 million compared to $5.1 million in 2004. 2005 advertising expense as a percentage of net revenues increased to 5.8% compared to 4.2% in 2004. 2005 advertising expense per center was approximately $3,100 compared to approximately $2,300 in 2004. The increase was due primarily to an increase in expenditures for direct mail and broadcast in 2005.

Other center expenses.   2005 other center expenses increased $2.5 million, or 21.8%, to $14.0 million compared to $11.5 million in 2004. This increase was due primarily to the addition of new centers in 2004 and 2005. Other center expenses as a percentage of net revenues increased from 9.3% in 2004 to 10.3% in 2005. Other center expenses per center increased to approximately $5,400 in 2005 compared to approximately $5,200 in 2004.

Total center expenses.   Total center expenses increased $13.5 million, or 17.5%, to $90.6 million compared to $77.1 million in 2004. Total center expenses as a percent of net revenues increased to 66.5% for the three months ended September 30, 2005 compared to 62.8% in the same period in 2004. The increase in total center expenses compared to 2004 was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$11.0
Higher advertising expense	2.8
All other	(0.3)
Total center expenses increase	$13.5

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   2005 general and administrative expenses increased $2.8 million, or 26.3% to $13.3 million compared to $10.5 million in 2004. This increase was due primarily to (dollars in millions):

Higher expense due to being a public company, including audit fees, legal fees and filing fees—$0.7, and insurance expense—$0.1	$0.8
Higher compensation expense related to annual compensation increases and additional staff due primarily to center growth—$0.5, and restricted stock grant amortization expense—$0.2	0.7
Higher legal fees (other than described above)	0.7
Other	0.6
Total general and administrative expenses increase	$2.8

2005 general and administrative expenses as a percentage of net revenues increased to 9.7% compared to 8.5% in 2004.

Corporate depreciation expense.   2005 corporate depreciation expense increased $0.3 million, or 27.4%, to $1.2 million compared to $0.9 million in 2004. Corporate depreciation expense was 0.8% of net revenues in 2004 and 0.9% of net revenues in 2005.

Interest expense.   2005 interest expense decreased $3.3 million, or 71.2%, to $1.4 million compared to $4.7 million in 2004 due to the repayment in the fourth quarter of 2004 of all long-term debt with related parties and the reduction of advances under our revolving credit facility.

Income tax expense.   2005 income tax expense increased $10.6 million to $11.4 million compared to $0.8 million in 2004. The increase is due primarily to our conversion to a C corporation for income tax purposes. See “—Prior S Corporation Status.”

Loss on impairment of assets.   2005 loss on impairment of assets of $1.9 million represents a writedown of approximately $1.5 million to market value of an aircraft sold subsequent to September 30, 2005, as well as a writedown of approximately $0.4 million of the undepreciated costs of certain fixed assets in centers identified for closure as of September 30, 2005.

Transaction related expenses.   Transaction related expense of $1.6 million in 2004 represents the cost associated with our initial public offering.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

The following table sets forth our results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005 (dollars in thousands, except center information):

	Nine Months Ended September 30,
	2004		2005
		% Net		% Net	Variance
	Dollars	Revenues	Dollars	Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$311,408	88.6%	$373,010	97.0%	$61,602	19.8%
Marketing, processing and servicing fees	99,091	28.2%	88,327	23.0%	(10,764)	(10.9)%
Total revenues	410,499	116.8%	461,337	120.0%	50,838	12.4%
Provision for doubtful accounts and agency bank losses	(59,117)	(16.8)%	(76,998)	(20.0)%	17,881	30.2%
Net revenues	351,382	100.0%	384,339	100.0%	32,957	9.4%
Center Expenses:
Salaries and related payroll costs	117,702	33.5%	128,948	33.5%	11,246	9.6%
Occupancy costs	49,145	14.0%	58,735	15.3%	9,590	19.5%
Center depreciation expense	10,150	2.9%	10,973	2.9%	823	8.1%
Advertising expense	19,318	5.5%	20,808	5.4%	1,490	7.7%
Other center expenses	34,150	9.7%	39,040	10.2%	4,890	14.3%
Total center expenses	230,465	65.6%	258,504	67.3%	28,039	12.2%
Center gross profit	120,917	34.4%	125,835	32.7%	4,918	4.1%
Corporate and Other Expenses (Income):
General and administrative expenses	32,180	9.2%	38,440	10.0%	6,260	19.5%
Corporate depreciation expense	2,975	0.8%	3,390	0.9%	415	13.9%
Interest expense	12,729	3.6%	2,914	0.7%	(9,815)	(77.1)%
Interest income	(116)	—	(208)	(0.1)%	(92)	(79.3)%
Loss on disposal of property and equipment	466	0.1%	448	0.1%	(18)	(3.9)%
Loss on impairment of assets	—	—	1,852	0.5%	1,852	100.0%
Transaction related expense	1,592	0.5%	—	—	(1,592)	(100.0)%
Total corporate and other expenses	49,826	14.2%	46,836	12.1%	(2,990)	(6.0)%
Income before income taxes	71,091	20.2%	78,999	20.6%	7,908	11.1%
Income tax expense	2,314	0.6%	32,187	8.4%	29,873	1,291.0%
Income before income of consolidated variable interest entity	68,777	19.6%	46,812	12.2%	(21,965)	(31.9)%
Income of consolidated variable interest entity	—	—	(476)	(0.1)%	(476)	100.0%
Net income	$68,777	19.6%	$46,336	12.1%	$(22,441)	(32.6)%

	Nine Months Ended September 30,
	2004	2005
Center Information:
Number of centers open at beginning of period	2,039	2,408
Opened	346	208
Acquired	—	3
Closed (excluding Georgia)	(6)	(21)
Suspended (Georgia)	(89)	—
Number of centers open at end of period	2,290	2,598
Weighted average number of centers open during the period	2,169	2,461
Number of payday cash advances provided and processed (in thousands)	8,392	8,674
Amount of average payday cash advance provided and processed	$327	$336
Number of installment loans provided and processed (in thousands)	—	45
Amount of average installment loan provided and processed	—	$494

	Nine Months Ended September 30,
	2004		2005
		% Net		% Net	Variance
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$162.0	100.0%	$156.2	100.0%	$(5.8)	(3.6)%
Center expenses:
Salaries and related payroll costs	54.3	33.5%	52.4	33.5%	(1.9)	(3.5)%
Occupancy costs	22.7	14.0%	23.9	15.3%	1.2	5.3%
Center depreciation expense	4.7	2.9%	4.5	2.9%	(0.2)	(4.3)%
Advertising expense	8.9	5.5%	8.4	5.4%	(0.5)	(5.6)%
Other center expenses	15.7	9.7%	15.9	10.2%	0.2	1.3%
Total center expenses	106.3	65.6%	105.1	67.3%	(1.2)	(1.1)%
Center gross profit	$55.7	34.4%	$51.1	32.7%	$(4.6)	(8.3)%

Revenue Analysis

Total revenues increased $50.8 million, or 12.4%, during the nine months ended September 30, 2005 to $461.3 million compared to $410.5 million for the same period in 2004. The increase was primarily due to:

•       An increase in the total number of payday cash advances made. The number of payday cash advances made increased by approximately 0.3 million to approximately 8.7 million in 2005 compared to approximately 8.4 million in 2004. Excluding payday cash advances made in our Georgia centers during the nine months ended September 30, 2004, the number of payday cash advances made increased approximately 0.5 million to approximately 8.7 million in 2005 compared to approximately 8.2 million in 2004.

•       An increase in the amount of the average payday cash advance closed. The average fee per payday cash advance closed was approximately $52 and $54 during the nine months ended September 30, 2004 and 2005, respectively.

Total revenues for the nine months ended September 30, 2005 were impacted by the loss of revenues from the 89 Georgia centers for which operations were suspended in May 2004 and have been subsequently permanently closed. Georgia total revenues for the nine months ended September 30, 2004 were approximately $7.1 million. Excluding our Georgia centers and centers closed in 2004 and 2005, total revenues for the nine months ended September 30, 2005 increased $67.9 million, or 17.3%, to $460.3 million compared to $392.4 million for the same period in 2004.

Total revenues for the 1,822 centers opened prior to January 1, 2004 (excluding centers closed or suspended in 2004 and 2005) increased $33.8 million, or 8.7%, to $420.4 million for the nine months ended September 30, 2005 compared to $386.6 million for the same period in 2004. Centers opened prior to January 1, 2004 were at least nine and twenty-one months old at the end of the nine-month periods ended September 30, 2004 and 2005, respectively. Total revenues for the 666 centers opened after January 1, 2004 (excluding centers closed or suspended in 2004 and 2005) increased $34.1 million to $39.9 million for the nine months ended September 30, 2005 compared to $5.8 million for the same period in 2004. Total revenues for the remaining 208 centers closed or suspended represented a decrease of approximately $17.2 million for the nine months ended September 30, 2005 compared to the same periods in 2004.

Of our 2,408 centers open at December 31, 2004, we operated 540 centers under the agency business model in the states of Arkansas, Michigan, North Carolina, Pennsylvania and Texas. At September 30, 2005, of our 2,598 centers, we operated 248 centers under the agency business model in the states of Arkansas, North Carolina and Pennsylvania. The 292 center decrease in the number of centers operated under the agency business model at September 30, 2005 compared to December 31, 2004 primarily resulted from our conversion of our Michigan centers to the standard business model effective June 27, 2005 and the conversion of our Texas centers to the standard business model July 7, 2005. On September 15, 2005, the lending bank for which we market, process and service payday cash advances and installment loans in our 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

The provision for doubtful accounts and agency bank losses increased $17.9 million, or 30.2%, to $77.0 million for the nine months ended September 30, 2005 compared to $59.1 million for the same period in 2004. As a percentage of total revenues, the provision increased to 16.7% in 2005 from 14.4% in 2004. This provision included a net expense of approximately $4.2 million related to the contractual changes in Texas, Michigan, North Carolina and Arkansas. In addition to the impact of the contractual changes, this provision increased due to increased loss rates. The provision for the comparable period in 2004 included an expense of approximately $1.3 million related to the expected losses related to the suspension of operations at our 89 Georgia centers.

Center Expense Analysis

Salaries and related payroll costs.   2005 salaries and related payroll costs increased $11.2 million, or 9.6%, to $128.9 million compared to $117.7 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. Salaries and related payroll costs as a percentage of net revenues was 33.5% in both 2005 and 2004. 2005 salaries and related payroll costs per center decreased to approximately $52,400 compared to $54,300 in 2004 due primarily to lower salaries and related payroll taxes, lower bonus expense and lower health insurance expense. We averaged approximately 2.14 and 2.26 full-time equivalent field employees, including district directors, for each center in 2005 and 2004, respectively.

Occupancy costs.   2005 occupancy costs increased $9.6 million, or 19.5%, to $58.7 million compared to $49.1 million in 2004. The increase was due primarily to nine months of occupancy costs for centers opened in 2004 and occupancy costs related to 2005 center openings. 2005 occupancy costs as a percentage of net revenues increased to 15.3% compared to 14.0% in 2004, and 2005 occupancy costs per center increased to approximately $23,900 compared to approximately $22,700 in 2004, due primarily to higher rent and common area maintenance expense.

Center depreciation expense.   2005 center depreciation expense increased $0.8 million, or 8.1%, to $11.0 million compared to $10.2 million in 2004. The increase was due primarily to the new centers opened in 2004 and 2005. 2004 and 2005 center depreciation expense per center was approximately $4,700 and $4,500, respectively. Depreciation expense as a percentage of net revenues was 2.9% in both 2004 and 2005.

Advertising expense.   2005 advertising expense increased $1.5 million, or 7.7%, to $20.8 million compared to $19.3 million in 2004. 2005 advertising expense as a percentage of net revenues decreased to 5.4% compared to 5.5% in 2004. 2005 advertising expense per center was approximately $8,400 compared to approximately $8,900 in 2004.

Other center expenses.   2005 other center expenses increased $4.9 million, or 14.3%, to $39.0 million compared to $34.1 million in 2004. This increase was due primarily to the addition of new centers in 2004 and 2005. Other center expenses as a percentage of net revenues increased from 9.7% in 2004 to 10.2% in 2005. Other center expenses per center increased to approximately $15,900 in 2005 compared to approximately $15,700 in 2004 due primarily to higher relocation expenses.

Total center expenses.   Total center expenses increased $28.0 million, or 12.2%, to $258.5 million compared to $230.5 million in 2004. Total center expenses as a percent of net revenues increased to 67.3% for the nine months ended September 30, 2005 compared to 65.6% in the same period in 2004. The increase in total center expenses compared to 2004 was due primarily to (dollars in millions):

New centers opened in 2004 and 2005	$30.5
Lower salaries and related payroll costs in centers opened before 2004	(2.9)
Higher advertising expense	1.5
All other	(1.1)
Total center expenses increase	$28.0

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   2005 general and administrative expenses increased $6.2 million, or 19.5% to $38.4 million compared to $32.2 million in 2004. This increase was due primarily to (dollars in millions):

Higher expense due to being a public company, including audit fees, legal fees and filing fees—$1.5, and insurance expense—$1.0	$2.5
Higher compensation expense related to annual compensation increases and additional staff due primarily to center growth—$1.3, and restricted stock grant amortization expense—$0.8	2.1
Higher legal fees (other than described above)	2.2
Lower airplane operating expenses	(1.3)
Net increase in all other	0.7
Total general and administrative expenses increase	$6.2

2005 general and administrative expenses as a percentage of net revenues increased to 10.0% compared to 9.2% in 2004.

Corporate depreciation expense.   2005 corporate depreciation expense increased $0.4 million, or 13.9%, to $3.4 million compared to $3.0 million in 2004. Corporate depreciation expense increased to 0.9% of net revenues in 2005 from 0.8% of net revenues in 2004.

Interest expense.   2005 interest expense decreased $9.8 million, or 77.1%, to $2.9 million compared to $12.7 million in 2004 due to the repayment in the fourth quarter of 2004 of all long-term debt with related parties and the reduction of advances under our revolving credit facility.

Income tax expense.   2005 income tax expense increased $29.9 million to $32.2 million compared to $2.3 million in 2004. The increase is due primarily to our conversion to a C corporation for income tax purposes. See “—Prior S Corporation Status.”

Loss on impairment of assets.   2005 loss on impairment of assets of $1.9 million represents a writedown of approximately $1.5 million to market value of an aircraft sold subsequent to September 30, 2005, as well as a writedown of approximately $0.4 million of the undepreciated costs of certain fixed assets in centers identified for closure as of September 30, 2005.

Transaction related expenses.   Transaction related expense of $1.6 million in 2004 represents the costs associated with our initial public offering.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the nine months ended September 30, 2004 and 2005 (dollars in thousands):

	2004	2005
Cash flows provided by (used in):
Operating activities	$129,920	$129,741
Investing activities	(79,767)	(90,832)
Financing activities	(52,501)	(31,419)
Net (decrease)/increase in cash and cash equivalents	(2,348)	7,490
Cash and cash equivalents, beginning of period	10,484	18,224
Cash and cash equivalents, end of period	$8,136	$25,714

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund payday cash advances under the standard business model, finance center growth and pay dividends on our common stock.

We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and to fund our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a payday, our borrowings and our cash balances will be high compared to a month that does not end on a payday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods, such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases. Advance and fees receivable, net, increased approximately $30.4 million, or 20.1%, to $181.8 million at September 30, 2005 compared to $151.4 million at September 30, 2004, due primarily to an increase in the number of new centers. Advances and fees receivable, net, at September 30, 2005 increased approximately $26.8 million, or 17.3%, to $181.8 million compared to $155.0 million at December 31, 2004. In addition, cash and cash equivalents at September 30, 2005 increased approximately $7.5 million, or 41.1%, to approximately $25.7 million compared to approximately $18.2 million at December 31, 2004, and increased approximately $17.6 million, or 216.1%, compared to approximately $8.1 million at September 30, 2004.

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

Share repurchases will be made from time to time and will be effected on the open market, in block trades, or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not generally require us to purchase any specific number of shares, and any purchases under the program depend on market and other conditions. Our Board of Directors may suspend or cancel the stock repurchase program at any time.

During the three and nine months ended September 30, 2005, we repurchased 520,958 and 888,158 shares, respectively, of our common stock at a cost of approximately $7.0 million and $11.4 million, respectively.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $130 million for the nine months ended September 30, 2005 and 2004. The stability was due primarily to:

•       A $22.4 million decrease in net income. Income before income taxes increased $7.9 million, or 11.1%, for the nine months ended September 30, 2005 compared to the same period in 2004. This was offset by a $29.9 million increase in income tax expense due to our conversion from an S corporation to a C corporation for income tax purposes. See “—Prior S Corporation Status.”

•       An increase of approximately $22.3 million in non-cash expenses and other changes in operating assets and liabilities due primarily to a $17.9 million increase in the provision for doubtful accounts and agency bank losses.

Cash Flows from Investing Activities

Net cash used in investing activities increased $11.0 million, or 13.9%, to $90.8 million for the nine months ended September 30, 2005 compared to $79.8 million for the same period in 2004. This increase is primarily due to a $21.7 million increase in cash invested in advances and fees receivable, net. This increase was partially offset by lower cash payments for purchases of property and equipment of approximately $9.4 million due primarily to opening fewer new centers in 2005 compared to 2004.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $21.1 million, or 40.2%, to $31.4 million for the nine months ended September 30, 2005 compared to $52.5 million for the same period in 2004. The decrease is due primarily to the decrease in dividends paid to stockholders during the nine months ended September 30, 2005 compared to the same period in 2004. As a result of our conversion from an S corporation to a C corporation for income tax purposes, our distributions to stockholders for the purpose of paying income tax on our earnings ceased. See “—Prior S Corporation Status.” The decrease in dividends paid was partially offset by approximately $11.4 million of repurchases of our common stock during the nine months ended September 30, 2005, as well as reduced borrowings under our revolving credit facility of approximately $27.5 million.

Capital Expenditures

For the nine months ended September 30, 2004 and 2005, we spent $22.4 million and $13.0 million, respectively, on capital expenditures. Capital expenditures included expenditures (1) for new centers, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters. Capital expenditures decreased approximately $9.4 million, or 41.7%, due primarily to fewer center openings during the nine months ended September 30, 2005 compared to the same period in 2004.

Off-Balance Sheet Arrangements with the Lending Banks

On September 30, 2005 we operated as marketing, processing and servicing agent for payday cash advances and installment loans offered, made, and funded by FDIC insured, state-chartered banks through 248 of our centers located in three states. Prior to July 2005, pursuant to our MP&S Agreements with the lending banks, we were the marketing, processing and servicing agent for payday cash advances offered, made and funded by Venture in Arkansas, Republic in North Carolina and Texas, and BankWest in Pennsylvania. Under our prior MP&S Agreements with the various lending banks, the lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under our prior MP&S Agreements, our marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If actual payday cash advance losses by the lending bank exceeded the percentage specified in its MP&S Agreement with us, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses.

Prior to June 26, 2005, we were also the marketing, processing and servicing agent for First Fidelity Bank in Michigan. Effective June 26, 2005, however, we terminated our MP&S Agreement with First Fidelity Bank relating to Michigan and began to offer check-cashing services directly to our customers in Michigan. As a result, we no longer accrue any amounts for excess bank losses relating to our operations in Michigan, however, we still accrue amounts for doubtful accounts for these operations. On June 30, 2005, we terminated our MP&S Agreement with Venture relating to Arkansas and entered into a new MP&S Agreement with First Fidelity Bank relating to Arkansas. Pursuant to this new MP&S Agreement with First Fidelity Bank, we are no longer contractually obligated for any losses on payday cash advances and installment loans made in Arkansas, and as a result we no longer accrue any amounts for excess bank losses relating to our operations in Arkansas. Effective July 6, 2005, we terminated our MP&S Agreement with Republic relating to North Carolina and entered into a new MP&S Agreement with First Fidelity Bank relating to North Carolina. Pursuant to this new MP&S Agreement with First Fidelity Bank, we are no longer contractually obligated for any losses on payday cash advances and installment loans made in North Carolina, and as a result we no longer accrue any amounts for excess bank losses relating to our operations in North Carolina. We remain obligated in North Carolina and Arkansas for the advances and fees receivable in excess of the prior lending bank’s contractual obligations existing as of the time of our termination of those agreements.

Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas, and began conducting business in those centers as a Credit Services Organization.

Under our prior MP&S Agreement with the lending bank in Texas for payday cash advances made under the agency business model, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred. Under the CSO Agreement with that lender, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to its customers that are referred by us.

Approximately 23.8% and 11.3% of our total revenues and 24.1% and 15.4% of our total center gross profit, in the three months ended September 30, 2004 and 2005, respectively, were derived from marketing, processing and servicing fees paid to us by these lending banks. Approximately 24.1% and 19.1% of our total revenues and 21.0% and 22.5% of our total center gross profit, in the nine months ended September 30, 2004 and 2005, respectively, were derived from marketing, processing and servicing fees paid to us by these lending banks.

The number of centers at which the lending banks were offering their payday cash advances and installment loans at September 30, 2004 and 2005 and the marketing, processing and servicing fees paid to us by each of the lending banks in the three months ended September 30, 2004 and 2005 (including, in 2004, our centers in Michigan and Texas, in which we no longer operate under the agency business model), in dollars and as a percent of total revenues, were (dollars in millions):

	2004			2005
Lending Bank	Centers	Dollars	Percent	Centers	Dollars	Percent
BankWest(1)	101	$12.2	8.0%	101	$11.4	6.6%
Republic	312	15.4	10.1%	—	1.6	0.9%
First Fidelity Bank(2)	87	6.6	4.4%	147	6.5	3.8%
Venture	30	2.0	1.3%	—	—	—
Total	530	$36.2	23.8%	248	$19.5	11.3%

(1)          Both periods exclude our Georgia centers

(2)          On September 15, 2005, First Fidelity Bank temporarily suspended its payday cash advance and installment loan originations in North Carolina  We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

The number of centers at which the lending banks were offering their payday cash advances and installment loans at September 30, 2004 and 2005 and the marketing, processing and servicing fees paid to us by each of the lending banks in the nine months ended September 30, 2004 and 2005 (including our centers in Michigan and Texas, in which we no longer operate under the agency business model) in dollars and as a percent of total revenues were (dollars in millions):

	2004			2005
Lending Bank	Centers	Dollars	Percent	Centers	Dollars	Percent
BankWest(1)	190	$39.3	9.6%	101	$33.3	7.2%
Republic	312	39.2	9.5%	—	32.7	7.1%
First Fidelity Bank(2)	87	15.2	3.7%	147	18.6	4.0%
Venture	30	5.4	1.3%	—	3.7	0.8%
Total	619	$99.1	24.1%	248	$88.3	19.1%

(1)          2004 includes the 89 Georgia centers that were operating during the nine months ended September 30, 2004. 2005 does not include any Georgia centers.

(2)          On September 15, 2005, First Fidelity Bank temporarily suspended its payday cash advance and installment loan originations in North Carolina  We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina.

Although we market, process and service payday cash advances and, as of July 2005, installment loans offered, made and funded by the lending banks under the agency business model in Pennsylvania, North Carolina and Arkansas, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance and/or installment loan is approved. The lending banks for which we act as agent utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks’ payday cash advance or installment loan approval process, we are not involved in determining the approval procedures or criteria of the lending banks and we do not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans are not included in our payday cash advance and installment loan portfolios nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our recently terminated MP&S Agreements with lending banks that were offering payday cash advances in Michigan, Texas, North Carolina and Arkansas, the lending banks were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers. This continues to be the case under our amended MP&S Agreement with the lending bank offering payday cash advances and installment loans in Pennsylvania, but not under our MP&S Agreements for North Carolina and Arkansas, where the lending bank is now responsible for any and all losses on payday cash advances and installment loans. The contractual percentages were negotiated by us, in part, based on our historical data regarding our loss history and serve as an incentive for us to diligently pursue collection efforts for the lending bank. In aggregate, this percentage was 16.7% and 7.0% for the three months ended September 30, 2004 and 2005, and was 14.4% and 12.0% for the nine months ended September 30, 2004 and 2005, respectively. If the amount of uncollected payday cash advances and installment loans exceeds the lending bank’s contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances or installment loan plus its fees and/or interest receivable, less its contractually obligated portion of the losses. As of September 30, 2005, our aggregate contingent liability to the lending bank in Pennsylvania amounted to $17.2 million. This contingent liability to the lending bank was not included on our balance sheet. We could also be obligated to pay this amount to the lending bank if, as a result of a change in law, regulation or otherwise, the lending bank’s payday cash advances and installment loans were to become uncollectible.

Because of our economic exposure for excess bank losses related to the lending banks’ payday cash advances and installment loans, we have established an accrual for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances and installment loans. The accrual for excess bank losses that was reported in our balance sheet was $3.2 million and $1.9 million as of December 31, 2004 and September 30, 2005, respectively. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts for the standard business model payday cash advances. If the lending banks’ payday cash advance and installment loan losses are materially greater than our accrual for excess bank losses, our business, results of operations and financial condition could be materially adversely affected.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of September 30, 2005, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2005	2006 and 2007	2008 and 2009	2010 and thereafter
Long term debt obligations:
Revolving credit facility	$43,661	$—	$—	$43,661	$—
Mortgage payable	9,360	199	1,593	1,593	5,975
Note payable	554	35	277	242	—
Operating lease obligations(1)	131,635	15,656	92,800	22,282	897
Purchase obligations	2,005	2,005	—	—	—
Total	$187,215	$17,895	$94,670	$67,778	$6,872

(1)          Includes leases for aircraft hangar space, centers, security equipment and fax equipment.

Long-Term Debt Obligations

Total debt (borrowings under our revolving credit facility, mortgage payable and note payable) at September 30, 2005 increased approximately $3.8 million, or 8.1%, to approximately $50.4 million compared to approximately $46.6 million at December 31, 2004, and decreased approximately $200.3 million, or 79.9%, compared to total debt of approximately $250.7 million at September 30, 2004. The increase from December 31, 2004 compared to September 30, 2005 is due primarily to increased borrowings under our revolving credit facility due to increased customer demands for payday cash advances during the back-to-school season. The decrease from September 30, 2004 compared to September 30, 2005 is due primarily to the payment of our long-term debt from the proceeds of our initial public offering in December 2004.

Revolving Credit Facility.   As of September 30, 2005, we had $43.7 million outstanding on our revolving credit facility and approximately $15.5 million of letters of credit outstanding, leaving approximately $205.8 million available for future borrowings under our credit facility.

On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit our operations as a Credit Services Organization in Texas. At September 30, 2005, we had $43.7 million outstanding under our revolving credit facility.

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

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, or (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of September 30, 2005, the applicable margin for the prime rate based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at September 30, 2005.

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

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.5 million and $6.3 million at December 31, 2004 and September 30, 2005, respectively. The mortgage is payable to an insurance company and is secured by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.6 million and $5.5 million at December 31, 2004 and September 30, 2005, respectively.

Operating Lease Obligations

We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and have certain other leases for security and office equipment. The lessors under three center leases and the aircraft hanger space operating lease are companies controlled by our Chairman.

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of September 30, 2005, our purchase obligations totaled approximately $2.0 million.

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

RISK FACTORS

Risks Related to Our Business and Industry

The  agency relationships with the lending banks are highly regulated and any changes in laws and regulations governing these relationships could have a material adverse effect on our business, results of operations and financial condition.

The agency relationships with the lending banks are highly regulated. Under federal banking law, an FDIC insured, state-chartered bank located in one state can make loans to a consumer in another state and charge fees and/or interest allowed by the lending bank’s home state even if the fees and/or interest exceed what may be charged in the consumer’s state under that state’s usury law. This “export” lending law allows the lending banks for which we act as marketing, processing and servicing agent to export the interest rates permitted by the states in which they are located into the states in which we act as their agent. Currently, only state-chartered banks can be lending banks for payday cash advances, because the federal regulators for national banks and federal savings associations have effectively prohibited such banks and associations from participating in the payday cash advance services industry with agents.

The two lending banks for which, as of July 2005, we act as marketing, processing and servicing agent are subject to extensive federal and state banking regulations and are subject to regular examination and review by state and federal regulatory authorities such as the FDIC. Because of our relationships with the lending banks, our own activities regarding the lending banks’ payday cash advances and installment loans are also subject to examination by regulatory authorities. For example, we are generally examined annually by the FDIC. In connection with any regulatory examination, the FDIC or other regulatory authority may require us to provide information, grant access to our centers, personnel and records or alter our business practices, perhaps materially, or may prevent the lending banks from providing payday cash advances and installment loans using us as an agent, which could preclude us from conducting business under the agency business model. Any of these actions could have a material adverse impact on our business, results of operations and financial condition, especially if we are required to materially modify our business practices or terminate our use of the agency business model.

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

Other federal regulators have also increasingly scrutinized agency relationships between banks and payday cash advance companies. During 2002 and 2003, for example, the Office of the Comptroller of the Currency (“OCC”), which supervises national banks, took actions to effectively prohibit certain national banks from offering and making small-denomination, short-term consumer loans, including payday cash advances, through the use of agents such as ourselves. After a notice of charges was issued in 2002 against Peoples National Bank, one of the lending banks whose payday cash advances we marketed, processed and serviced at that time, we entered into a consent agreement with the OCC to terminate our agency relationship with that bank. Future actions against the lending banks whose payday cash advances and installment loans we market, process and service could result in a significant interruption or curtailment of our business. Any such business disruption or curtailment could have a material adverse effect on our business, results of operations and financial condition.

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

Revenues under the agency business model will decrease because (1) the Revised Guidance limits the number of payday cash advances that may be made, (2) the more stringent underwriting standards that the lending banks apply to their installment loans will likely reduce the number of eligible customers, and (3) the longer duration of installment loans will likely result in fewer installment loan transactions than payday cash advances that would have been made in the same period. Additionally, due to the fixed nature of some of our expenses and the incremental cost of marketing, processing and servicing a new product, our margins under the agency business model will erode. A reduction in revenues or a decrease in margins under the agency business model could have a material adverse effect on our business, results of operations and financial condition.

Our failure, or the failure of any of the lending banks for whom we act as agent, to comply with the Revised Guidance could result in the limitation or suspension of business in certain states, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

In response to the Revised Guidance, we have undertaken certain operational changes, have terminated or amended the old MP&S Agreements, and have entered into new MP&S Agreements with certain lending banks. Additionally, we and the lending banks have adopted new procedures, and the lending banks have introduced a new installment loan product, in an effort to comply with the Revised Guidance. See “—Revised FDIC Guidance.” Our failure, or the failure of any of the lending banks for whom we act as agent, including with respect to the new installment loan product, to comply with the Revised Guidance could result in the limitation or suspension of business in some or all of the states in which we continue to operate under the agency business model. Any such event could have a material adverse effect on our business, results of operations and financial condition.

If we are no longer able to market, process and service payday cash advances or installment loans made and funded by the lending banks, our business, results of operations and financial condition could be materially adversely affected.

If the FDIC’s implementation of the Revised Guidance or the promulgation of any additional guidelines were to ultimately restrict the ability of all or certain state-chartered banks (including the lending banks for whom we act as marketing, processing and servicing agent) to maintain relationships with payday cash advance marketers, processors and servicers (such as us), it would have a material adverse impact on our business, results of operations and financial condition. In addition, if state banking regulators were to take action to restrict the ability of all or certain state-chartered banks, including the lending banks for whom we act as marketing, processing and servicing agent, to provide payday cash advances or installment loans, our distribution opportunities in those states where we operate as an agent for a lending bank would be limited and we could have to permanently cease our operations in those states.

If, as a result of changes in laws or regulations, an adverse result in litigation or regulatory proceedings or otherwise, we could no longer market, process and service payday cash advances or installment loans made and funded by the lending banks in one or more of our present or future markets, our business, results of operations and financial condition could be materially adversely affected. In addition, any such changes in laws or regulations or adverse result in litigation or regulatory proceedings could deprive us of the agency business model as an alternative method for conducting our business in the event that statutory provisions or regulations specifically authorizing payday cash advances or installment loans changed or expired in any of the states in which we currently operate under the standard business model.

On September 15, 2005, the lending bank for which we market, process and service payday cash advances and installment loans in our 117 centers in North Carolina temporarily suspended its payday cash advance and installment loan originations. We continue to service all payday cash advances and installment loans that are currently outstanding in North Carolina. We believe that a ruling from the Commissioner of Banks in North Carolina is imminent. Such ruling could cause us to permanently cease marketing, processing and servicing advances and loans in North Carolina. We estimate that it would cost, as of September 30, 2005, approximately $3.1 million (including lease cancellation costs of approximately $0.6 million, the charge-off of undepreciated cost of assets of approximately $1.2 million and other shut-down costs of approximately $1.3 million) if we are required to shut down our North Carolina operations completely.

The payday cash advance services industry is highly regulated under state law. Changes in state laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of September 2005, 37 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. The states with specific payday cash advance laws have laws that generally govern the terms of the transaction and require certain consumer protections. As of September 2005, we operated in 33 of these 37 states under the standard business model. We do not conduct business in the remaining four of these 37 states or in the District of Columbia because we do not believe it is economically attractive at this time to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 13 of the 50 states do not currently have laws specifically authorizing the payday cash advance business. As of September 2005, we operate in three of these 13 states under the agency business model, serving as marketing, processing and servicing agent through our centers for two lending banks that make payday cash advances to their customers in those states, and in one of these states under the standard business model.

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

Additionally, state attorneys general and banking regulators have begun to scrutinize the payday cash advance services industry and may take actions against the industry that could require us to cease or suspend operations in their respective states. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies.”

The payday cash advance services industry is also regulated under federal law. Changes in federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Although states provide the primary regulatory framework under which we offer payday cash advance services, certain federal laws also impact our business. For example, because payday cash advances are viewed as extensions of credit, the lending banks and we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, the lending banks and we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, as applicable, and the Gramm-Leach-Bliley Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies.” For example, marketing, processing and servicing payday cash advances as agent of a lending bank, such as what we do under the agency business model, has come under increasing legal and regulatory scrutiny at both the state and federal levels. The opposing parties in many of these lawsuits and proceedings maintain that payday cash advance companies, like us, that market, process and service payday cash advances made by a lending bank should be regarded as the “true lenders” due to the agent services they provide and their participation and/or economic interests in the payday cash advances. Many of these opposing parties allege that these relationships are “rent a charter” relationships, and as a result the payday cash advances made by banks using non-bank agents should be governed by the laws of the respective states in which the borrowers reside (i.e., they argue that there should be no federal preemption of state law and therefore no “exporting” of interest rates). If payday cash advance companies, like us, were held to be the “true lenders” in any of these lawsuits, the fees and/or interest charged would violate most of the applicable states’ usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. In addition, payday cash advance companies, like us, could be found to be in violation of state consumer protection laws and other laws, including certain criminal laws. If any state or federal court were to conclude that certain state laws applied to the agency business model and that we violated those laws, the decision could have a material adverse effect on our business, results of operation and financial condition. The impact of a negative ruling in any specific state would not only impair our operations in the specific state but could also hurt our business in other states due to the possibility such a decision could be cited as adverse precedent in pending or potential litigation and enforcement actions in other states. Adverse rulings in some of these lawsuits could significantly impair our business or force us to cease doing business in one or more states.

We are also involved in other litigation and administrative proceedings. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies.” We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected on payday cash advances, refund the principal amount of payday cash advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, would require substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and would require the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Legislative or regulatory action or an adverse result in litigation or regulatory proceedings could cause us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

If we close our centers in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as severance payments and lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our centers and our employees in that state, with little or no revenues. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies” for a discussion of our North Carolina operations.

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

Our primary business activity is offering payday cash advance services. If we are unable to maintain and grow our payday cash advance services business, our future revenues and earnings could decline. Our lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as pawn lending, title lending, wire transfer services or other similar services. External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in the payday cash advance services industry could result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of September 30, 2005, we had approximately $205.8 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

Our cash advance centers operate in 37 states and, for the three months ended September 30, 2004 and 2005, our five largest states (measured by total revenues) accounted for approximately 42% and 40%, respectively, of our total revenues, with California, our largest state (measured by total revenues), representing approximately 11% and 10%, respectively, of total revenues in both periods. For the nine months ended September 30, 2004 and 2005, our five largest states (measured by total revenues) accounted for approximately 42% and 41%, respectively, of our total revenues, with California, our largest state (measured by total revenues), representing approximately 11% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our payday cash advance services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

Media reports and public perception of payday cash advances as being predatory or abusive could materially adversely affect our business, results of operations and financial condition.

Over the past few years, consumer advocacy groups and certain media reports have advocated with increasing frequency governmental and regulatory action to prohibit or severely restrict payday cash advances. The consumer groups and media reports typically focus on the cost to a consumer for a payday cash advance. The consumer groups and media reports typically characterize these payday cash advances as predatory or abusive toward consumers. If this negative characterization of payday cash advances becomes widely accepted by consumers, demand for payday cash advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of payday cash advances or other activities could also result in increased regulatory scrutiny and increased litigation, and encourage restrictive local zoning rules and make it more difficult to obtain government approvals necessary to open new centers. These trends could materially adversely affect our business, results of operations and financial condition.

Our provision for doubtful accounts and agency bank losses could increase if the lending bank’s payday cash advance and installment loan approval processes are flawed and more payday cash advances or installment loans go uncollected than anticipated. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

Pursuant to our agreements to market, process and service payday cash advances and installment loans made by the lending banks, the banks are responsible for evaluating each of their customers’ applications and determining whether the payday cash advance or installment loan is approved. We are not involved in the lending banks’ approval process, we are not involved in determining the approval procedures or criteria of the lending banks and generally we do not fund or acquire any payday cash advances or installment loans from the lending banks. Consequently, the lending banks’ payday cash advances and installment loans are not included in our payday cash advance and installment loan portfolios nor are they reflected on our balance sheet within our advances and fees receivable, net. However, pursuant to our MP&S Agreement with BankWest, and our recently terminated agreements with other lending banks, the lending banks are contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the lending bank to its customers. If the amount of uncollected payday cash advances exceeds the lending bank’s contractual obligation, we would likely be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of September 30, 2005, this aggregate contingent liability amounted to $17.2 million and was not included on our balance sheet. If the banks’ payday cash advance and installment loan approval processes are flawed and the number of uncollected payday cash advances or installment loans increases, our provision for doubtful accounts and agency bank losses could increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (NSF) in the customers’ accounts or other reasons.

For the three months ended September 30, 2005, we deposited approximately 6.4% of all the customer checks we received and approximately 79.5% of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. For the nine months ended September 30, we deposited approximately 5.5% of all the customer checks we received and approximately 78.7%  of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the three months ended September 30, 2004 and 2005 were approximately $26.9 million and $31.8 million, respectively. Total charge-offs, net of recoveries, for the nine months ended September 30, 2004 and 2005 were approximately $54.7 million and $65.7 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

We are subject to credit risk as a result of our arrangements with lending banks. The lending banks’ failure to honor their obligations to us could have a material adverse effect on our business, results of operations and financial condition.

Under the agency business model, all charges of fees and/or interest paid by a lending bank’s customers are deposited directly in the lending bank’s bank account. We invoice the lending bank for the marketing, processing and servicing fees payable to us by such bank. In addition, the lending bank in Pennsylvania is responsible for making payments to us if actual payday cash advance and installment loan losses are less than the bank’s contractually obligated portion of the losses. We are subject to the risk that the lending banks may fail to pay all or a portion of the amounts due to us or that they fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

If our estimates of payday cash advance, installment loan or credit services losses are not adequate to absorb losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We maintain an allowance for doubtful accounts for estimated losses for payday cash advances we make directly to consumers and check-cashing and other credit services we offer under the standard business model and an accrual for excess bank losses for our share of losses on payday cash advances and installment loans we market, process and service for lending banks under the agency business model. To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we consider the amount of outstanding payday cash advances owed to us, the amount of payday cash advances and installment loans owed to the lending banks and serviced by us, the contract with each lending bank, historical payday cash advances or installment loans we have charged off, our current collection patterns and the current economic trends in the markets we serve. As of September 30, 2005, our allowance for doubtful accounts was $41.8 million and our accrual for excess bank losses was $1.9 million. These amounts, however, are estimates, and we have less experience upon which to base our estimates of losses from installment loans, check-cashing or credit services. If our actual payday cash advance, check-cashing or credit services losses are greater than our allowance for doubtful accounts, or if the actual losses on the advances or loans made by the lending banks are greater than our accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

With respect to the payday cash advances and installment loans that we market, process and service for the lending bank in Pennsylvania, as of September 30, 2005, our aggregate contingent liability was $17.2 million and this amount was not included on our balance sheet. We could be obligated to pay this amount to the lending bank if the lending bank’s payday cash advances and installment loans were to become uncollectible. The accrual for excess bank losses that was reported in our current liabilities in our balance sheet was $1.9 million as of September 30, 2005. Our accrual for excess bank losses is, however, an estimate. If actual payday cash advance and installment loan losses are greater than our recorded accrual for excess bank losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

Our ability to manage our growth may deteriorate, and our ability to execute our growth strategy may be adversely affected.

We have experienced substantial growth in recent years. Our growth strategy, which is based on rapidly opening a large number of centers in existing and new markets, is subject to significant risks. We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new centers or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened center place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

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

•       our ability to market, process and service an installment loan and to manage a check-cashing and deferred presentment business and credit service organization business;

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

We may incur substantial additional debt in the future. As of September 30, 2005, our total debt was approximately $43.7 million and our stockholders’ equity was approximately $309.3 million. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

We have no operations of our own and derive substantially all of our cash flow and liquidity from our subsidiaries and from our borrowings. We have substantial contractual commitments and debt service obligations. We depend on distributions from our subsidiaries and borrowings to meet our contractual commitments and debt service obligations and to pay dividends on our common stock. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to meet our contractual commitments, to pay our indebtedness, to pay dividends on our common stock or to fund our other liquidity needs. Certain states require us to maintain some minimum net worth or liquidity based on the number of centers we operate in the state and other factors. These requirements may restrict our subsidiaries’ ability to pay dividends or make other distributions to us. In order to comply with these requirements, we were required to maintain cash and cash equivalents at our subsidiaries in an aggregate amount of $9.1 million and $9.5 million as of December 31, 2004 and September 30, 2005, respectively. In addition, if we undertake additional expansion efforts in the future, our cash requirements may increase significantly. Because of this, we may not have enough cash flow to meet our future liquidity needs, which may have a material adverse effect on our business, results of operations and financial condition.

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

Because we maintain a significant supply of cash in our centers, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers.

Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $0.3 million (0.17% of total revenues) and $0.5 million (0.27% of total revenues) in the three months ended September 30, 2004 and 2005, respectively. Cash shortages from employee and third-party theft and errors were approximately $0.9 million (0.21% of total revenues) and $1.0 million (0.23% of total revenues) in the nine months ended September 30, 2004 and 2005, respectively. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising out of such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

Any disruption in the availability of our information systems could adversely affect operations at our centers.

We rely upon our information systems to manage and operate our centers and business. Each center is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, results of operations and financial condition.

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

Our headquarters building is located in Spartanburg, South Carolina. Our information systems and administrative and management processes are primarily provided to our zone and regional management and to our centers from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged our headquarters. Any of these catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

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

If we lose key management, fail to adjust to changes in key management or are unable to attract and retain the talent required for our business, our business, results of operations and financial condition could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly William M. Webster, IV, the Vice-Chairman of our Board of Directors, and Kenneth E. Compton, our President and Chief Executive Officer. Mr. Webster is our co-founder and has been instrumental in the development of the regulatory and legislative framework in which we operate. Mr. Compton has leadership, operational and management expertise that we believe is critical to our future success. Our performance depends on the successful transition of Mr. Webster to Vice-Chairman and the integration of Mr. Compton as President and Chief Executive Officer. The loss of the services of one or more members of senior management, or the unsuccessful transition of our senior management, could harm our business and development. Neither Messrs. Webster nor Compton has an employment agreement with us, and we do not maintain key man life insurance policies with respect to any of our employees. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, our business, results of operations and financial condition could suffer.

Regular turnover among our managers and employees at our centers makes it more difficult for us to operate our centers and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of September 30, 2005, among our center managers was approximately 50% and among our other center employees was approximately 92%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

We used to be taxed as an S corporation under Subchapter S of the Internal Revenue Code and claims of taxing authorities related to our prior status as an S corporation could harm us.

Between October 1, 2001, and the closing of our initial public offering (“IPO”) on December 21, 2004, we were taxed as a “pass-through” entity under Subchapter S of the Internal Revenue Code. Currently, we are taxed as a C corporation under Subchapter C of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If our tax returns for the years in which we were an S corporation were to be audited by the Internal Revenue Service or another taxing authority and we were determined not to have qualified for, or to have violated, our S corporation status, we could be obligated to pay back taxes, interest and penalties. These amounts could include taxes on all of our net income while we were an S corporation. We currently estimate that the net income during the period we were an S corporation was approximately $225 million to $235 million. Any such claims could result in additional costs to us and could have a material adverse effect on our business, results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of November 4, 2005, there were approximately 82 million shares of our common stock outstanding. All of the 24,725,000 shares of common stock sold in our initial public offering are freely tradable in the public market, except for any shares sold to our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The approximately 58 million shares of our common stock outstanding prior to our initial public offering that were not sold in the offering and the approximately 700,000 shares issued in connection with our acquisition of two aircraft and the entity that owns our headquarters building are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock. In addition, our certificate of incorporation permits the issuance of up to approximately 168 million additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by our current stockholders. Certain of our pre-IPO stockholders entered into a registration rights agreement with us, pursuant to which these stockholders may demand that we register under the Securities Act for resale all or a portion of their approximately 31 million shares of our common stock. Registration of the sale of these shares of our common stock would facilitate their sale into the public market, which could, in turn, cause the market price of our common stock to decline.

Additionally, shares issued under our 2004 Stock Plan, and under other restricted stock and option agreements, will be available for sale into the public markets, subject to the vesting of restricted stock and the exercise of stock options.

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

•       our ability to efficiently and profitably market, process and service a new installment loan product and manage a credit services organization business and a check-cashing business;

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

•       the possibility that we may have to permanently cease our operations in North Carolina;

•       theft and employee errors;

•       the availability of adequate financing, suitable centers and experienced management employees to implement our growth strategy;

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

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations or otherwise. We make no prediction or statement about the performance of our shares of common stock.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2004 or September 30, 2005. In addition, our variable interest expense is sensitive to changes in the general level of interest rates. The weighted average interest rate on our $39.5 million of variable interest debt as of December 31, 2004 was approximately 6.35%. The weighted average interest rate on our $43.7 million of variable interest debt as of September 30, 2005 was approximately 6.53%.

We had total interest expense of $4.7 million and $1.4 million for the three months ended September 30, 2004 and 2005, respectively. We had total interest expense of $12.7 million and $2.9 million for the nine months ended September 30, 2004 and 2005, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.8 million and $0.2 million for the three months ended September 30, 2004 and 2005, respectively, and approximately $1.7 million and $0.2 million for the nine months ended September 30, 2004 and 2005, respectively.

Credit Risk

Under the agency business model, all charges of fees and/or interest paid by a lending bank’s customers are deposited directly to the lending bank’s bank account. We invoice the bank for the marketing, processing and servicing fees payable to us by such bank. In addition, the lending bank in Pennsylvania is responsible for making payments to us if actual payday cash advance and installment loan losses are less than the payday cash advance and installment loan losses retained by the lending bank. We are subject to the risk that the lending banks will fail to pay all or a portion of the amounts due to us or that they will fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.                CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

See “Part I. Financial Information—Item 1. Financial Statements—Notes to the Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies”, which is incorporated herein by reference.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our stock repurchases for the three months ended September 30, 2005.

	Issuer Purchase of Equity Securities			Approximate
Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2005 to July 31, 2005	—	—	—	$45,563,449
August 1, 2005 to August 31, 2005	276,212	13.76	276,212	$41,763,292
September 1, 2005 to September 30, 2005	375,846	12.99	375,846	$36,879,951
Total	652,058	13.32	652,058	$36,879,951

(1)          Based on trade date.

(2)          On May 4, 2005, we announced a stock repurchase program pursuant to which we were authorized to repurchase up to $50 million of our outstanding common stock.

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

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
November 14, 2005	By:	/s/ JOHN I. HILL
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