Form 10-K
period 2005-12-31
Advance America, Cash Advance Centers, Inc.
filed 2006-03-16
CIK 1299704

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-32363

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2332639 (I.R.S. Employer Identification No.)
135 North Church Street Spartanburg, South Carolina (Address of principal executive offices)	29306 (Zip Code)

Registrant's telephone number, including area code: 864-342-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of June 30, 2005, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $855,800,448.

        At March 14, 2006, there were 82,352,285 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of this report is incorporated herein by reference from the registrant's Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 18, 2006.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2005

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

        The factors listed in "Item 1A. Risk Factors," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described in "Item 1A. Risk Factors."

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

PART I

ITEM 1.    BUSINESS.

Overview

        We are the largest provider of payday cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2005, we operated 2,604 centers in 36 states. Payday cash advances are small-denomination, short-term, unsecured advances that typically are due on the customer's next payday. We provide these services primarily to middle-income working individuals. We do not franchise any of our centers. We focus primarily on payday cash advance services and do not provide pawn lending, title lending or similar services. We believe our primary focus on payday cash advance services is a competitive strength that has allowed us to better reach and service our primary market of middle-income customers. The table below shows selected demographics of the customers we serve:

	Customers(1)	U.S. Census 2000
Average age (years)	39	35.8
Percentage between 18-44	66%	40%
Median household income	$40,557	$41,994
Percentage homeowners	45%	66%
Percentage with high school degrees	86%	80	%(2)

(1)
Based on a study performed for us of the approximately 52% of customers served during the twelve months ended April 2005 for whom this information was available.

(2)
Percent of population 25 years old and older who are high school graduates or higher.

        Our goal is to attract customers by offering straightforward, rapid access to temporary funding while providing high-quality, professional customer service. We believe that our payday cash advance services represent a competitive source of liquidity to the customer relative to other credit alternatives, which typically include overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds and short-term collateralized loans.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2003	2004	2005
Number of centers (at year-end)	2,039	2,408	2,604
Number of payday cash advances provided and processed (thousands)	10,179	11,586	11,620
Number of customers served (thousands)	1,174	1,412	1,534
Average duration of a payday cash advance (days)	15.1	15.4	15.8
Aggregate principal amount of payday cash advances provided and processed (thousands)	$3,271,235	$3,804,096	$3,943,815
Average amount of payday cash advance	$321	$328	$339
Average charge to customers for providing and processing a payday cash advance	$52	$52	$55
Number of installment loans provided and processed (thousands)	—	—	68
Average amount of installment loan	—	—	$508
Average charge to customers for providing and processing an installment loan	—	—	$337

        Our centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2005, we operated 2,524 centers under the "Advance America" brand and 80 centers under the "National Cash Advance" brand.

Our Industry

        The payday cash advance services industry has grown steadily since the early 1990s in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. The rapid increase in the charges associated with having insufficient funds in one's bank account, as well as other late/penalty fees charged by financial institutions and merchants, have also helped increase customer demand for payday cash advances. A payday cash advance typically involves a single charge, unlike other alternatives that often require collateral, origination and administration fees, interest payments, additional incremental charges and prepayment penalties and charges for other services such as credit life insurance. Other alternatives, such as bounced checks and late bill payments, may also have negative credit consequences. We believe customers use short-term payday cash advances because they provide a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives.

        We believe many banks and other traditional financial institutions have reduced or eliminated their provision of small-denomination, short-term consumer loans, in part due to the costs associated with originating these loans. As a result, a significant number of companies have begun to offer these loans, or payday cash advances, to lower-income and middle-income individuals. The providers of these types of loans are fragmented and range from specialty finance offices, like our centers, to retail stores in other industries that offer these types of loans as ancillary services. Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for payday cash advances, the payday cash advance services industry has experienced significant growth in the number of payday cash advance centers. Businesses offering payday cash advances and short-term loans over the internet as well as by telephone have also begun to compete in the payday cash advance services industry.

        We believe the payday cash advance services industry is growing, fueled by overall increases in the population and increased consumer and legislative acceptance of payday cash advances. The number of jurisdictions with specific legislation and/or regulations permitting payday cash advances or small loans has grown from 16 states in 1997, the year in which we commenced operations, to 39 states and the District of Columbia as of December 31, 2005.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,604 centers located in 36 states as of December 31, 2005, we are the largest provider of payday cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest provider of payday cash advance services. We believe our scale provides us with a leadership position in the industry, allows us to leverage our brand name in opening centers in existing and new markets and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support and customer support systems. We believe these centralization efforts will enable us to continue to expand our network of centers while controlling our costs.

        Successful Execution of Growth Strategy.    We believe we have successfully executed an effective growth strategy, including identifying attractive locations for new centers, rapidly entering into new leases and establishing the necessary processes and systems to manage the overall growth process. We use our database of over 3.5 million customer records to analyze market opportunities and make management decisions regarding expanding our network of centers. In 2005, we opened 361 new centers in 32 states, and in 2004, we opened 469 new centers in 29 states.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group comprised of our company and more than 100 other companies engaged in the payday cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. In 2005, 2004 and 2003, payday cash advance legislation we supported was adopted in 9 states, 15 states and five states, respectively. We have added to the size of our internal government affairs team to provide more complete coverage of state legislatures. Our approach is to continue to work with policymakers and grass roots organizations to provide a predictable, favorable legislative environment for the payday cash advance services industry.

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

        Rigorous Implementation of Center-Level Controls.    We believe that our management information systems, our cash management systems and our internal compliance systems are critical to our success and continued growth. We employ a proprietary point-of-sale system used to record transactions in our centers. This information is recorded daily and analyzed at our centers and at our headquarters. We also employ a third-party cash reconciliation software system to balance and monitor cash receipts and disbursements. The principal benefits from our use of these two systems are our quick recognition of variances from expected operating results, our early detection of theft and fraud and our ability to monitor compliance with various federal and state laws.

        Geographical Diversification of Our Centers.    With centers located in 36 states as of December 31, 2005, we believe we have developed a significant presence throughout the United States that helps us to mitigate the risk and possible financial impact of unfavorable changes in state legislation or in the economic environment of a particular region or state and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2005, California, which accounted for approximately 11% of our total revenues, was the only state that accounted for more than 10% of our total revenues.

Business Strategy

        Continue to Open Centers Systematically. A key objective of our growth strategy is to become the leading provider of payday cash advance services in each market we enter by rapidly opening proprietary, wholly owned centers. We do not intend to franchise our centers. We opened 361 centers in 2005, and we expect to continue our rapid roll-out of new centers. We believe that internal development of new centers is currently more economical than acquiring and integrating existing centers. However, from time to time we may also consider opportunities to acquire payday cash advance companies or businesses. We believe that by offering the convenience of a high density of centers, as well as exceptional customer service, we will maintain a high level of customer satisfaction.

        Drive New Center Operating Performance.    In our approximately 830 operating centers that opened in 2005 and 2004, we are striving to match the operating performance of our centers that have been open at least 24 months. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are (1) maintaining a high level of compliance with applicable laws and regulations, (2) meeting stated growth objectives and (3) meeting collection targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can achieve operating performance in our newer centers comparable to the operating performance at our mature centers.

        Maximize the Efficiency of Our Infrastructure.    We have made significant investments in technology, infrastructure and monitoring/compliance systems that we believe are highly scalable. As we expand our network of centers, we expect that our general and administrative expenses will decline as a percentage of our net revenues.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2005, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. Our goal is to work with policymakers and grass roots organizations to facilitate the implementation of a balanced, visible and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably in every state.

Our Services

        In most states in which we conduct business we make payday cash advances directly to our customers (which we refer to as the standard business model). In other states we have acted as a marketing, processing and servicing agent through our centers for Federal Deposit Insurance Corporation ("FDIC") supervised, state-chartered banks that make payday cash advances and installment loans to their customers pursuant to the authority of the laws of the state in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we have acted as agent as the lending banks. The lending bank for which we market, process and service payday cash advances and installment loans in Pennsylvania will cease originating payday cash advances and installment loans in March 2006. The lending bank for which we market, process and service payday cash advances and installment loans in Arkansas will cease originating installment loans in April 2006 and will cease originating payday cash advances in June 2006.

        We provide payday cash advances and charge fees and/or interest as specified by the laws of the states where we operate under the standard business model. In the states where we have operated under the agency business model, the lending banks provide payday cash advances and installment loans and charge fees and/or interest as specified by the laws of the states in which they are located and consistent with the regulatory authority of the FDIC and federal banking law. The permitted size of a payday cash advance varies by state and ranges from $50 to $1,000. The permitted fees and/or interest on a payday cash advance also varies by state and ranges from 10% to 22% of the amount of the payday cash advance.

        Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. The lending bank or we, as the case may be, charge the customers this fee if the check is deposited and is returned due to non-sufficient funds ("NSF") in the customers' accounts or other reasons. In three states, we are permitted to charge a late fee on the payday cash advance, the amount of which varies by state. In Texas, where we provide credit services as a Credit Services Organization ("CSO"), the third-party lender charges a late fee on its loan in accordance with state law. In two other states, a late fee is charged by the lending bank on the installment loan, the amount of which is determined by the lending bank. For the years ended December 31, 2005 and 2004, total NSF fees collected by us, the third-party lender in Texas and the lending banks were approximately $2.8 million and $2.4 million, respectively, and total late fees collected by us, the third-party lender in Texas and the lending banks were approximately $254,000 and $75,000, respectively.

        We provide payday cash advance services and small-denomination, short-term unsecured consumer credit because we believe that many consumers have limited access to alternative sources of liquidity. To obtain a payday cash advance, a new customer first completes an application that includes personal information such as his or her name, address, phone number, employment information or source of income, and references. This information is entered into our information system. The new customer then presents the required documentation, usually proof of identification, a pay stub or other evidence of income, and a bank statement, to our center employee. In order for a new customer to be approved for a payday cash advance, he or she is required to have a bank account and a regular source of income, such as a job.

        Under the standard business model, we determine whether to approve a payday cash advance to our customers. Using this model, we do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for payday cash advances, other than requiring proof of identification, bank account and income source, as described above. However, we consider the customer's income in determining the amount of the payday cash advance. Under the agency business model, the lending banks use third-party credit scores to evaluate and approve each customer's application. We currently act as a CSO in our centers in Texas. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender, who determines whether to approve the loan and establishes all of the loan underwriting criteria and terms, conditions and features of the loan agreement with the customer.

        After the documents presented by the customer have been reviewed for completeness and accuracy and copied for record-keeping purposes and the payday cash advance has been approved, the customer enters into an agreement governing the terms of the payday cash advance. The customer then writes a personal check to cover the amount of the payday cash advance plus charges for applicable fees and/or interest, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. At the specified due date, the customer is required to pay off the payday cash advance in full, which is usually accomplished by the customer returning to the center with cash.

        In our CSO centers, we also assist the customer by agreeing to reimburse the lender for the full amount of the loan and all related fees that are not collected from the customers. If the customer has chosen the consumer-reporting option, we report the repayment information from the lender to Payment Reporting Builds Credit, Inc. ("PRBC"), a consumer credit reporting agency. Reporting to PRBC may assist the customer in improving his or her credit if the customer repays the loan in accordance with its terms and if that positive repayment is viewed favorably by users of the PRBC report. In addition, we provide access to free financial tools, services and information to help customers with their personal finances, budgets and credit ratings.

        Upon a repayment in full, we are obligated to return the customer's personal check to the customer. If the customer does not repay the outstanding payday cash advance in full on or before the due date, we will seek to collect from the customer the amount of the advance or loan and any applicable fees, including late and NSF fees due, and may deposit the customer's personal check.

Collection Procedures

        As part of the closing process for each payday cash advance or loan, we typically establish the expectation with the customer that they will return by scheduling an appointment for them to return to our center to repay their payday cash advance or loan on its due date. The day before the due date, we generally call the customer to confirm their appointment.

        If the customer does not return to repay the amount due, the center manager has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer's personal check. If the center manager has decided to commence past-due collection efforts in place of depositing the customer's personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay, and attempt to exchange the customer's check for a cashier's check if funds are available.

        If at the end of this past-due collection period, the center has been unable to collect the amount due, the customer's check is then deposited. Additional collection efforts are not required if the customer's deposited check clears. If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by the center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay, sending a series of collection letters to the customer, and attempting to exchange the customer's check for a cashier's check if funds become available.

Center Operations

  Centers

        With 2,604 centers as of December 31, 2005, we operate the largest network of payday cash advance centers in the United States. The following table illustrates the growth of our center network since December 31, 2003:

	As of December 31,
State
	2003	2004	2005
Alabama	86	127	140
Arizona	38	49	53
Arkansas(1)(2)	30	30	30
California	240	290	298
Colorado	30	56	62
Delaware	4	10	13
Florida	161	173	211
Georgia(1)(3)	89	—	—
Idaho	2	8	13
Illinois	52	61	60
Indiana	56	91	116
Iowa	20	21	35
Kansas	—	—	42
Kentucky	30	33	39
Louisiana	60	64	75
Michigan(1)	85	87	111
Mississippi	48	51	53
Missouri	54	62	70
Montana	5	8	9
Nebraska	14	25	25
Nevada	8	10	10
New Hampshire	15	15	16
New Mexico	11	12	12
North Carolina(1)(4)	118	118	—
North Dakota	—	—	7
Ohio	137	178	210
Oklahoma	53	68	67
Oregon	5	42	56
Pennsylvania(1)(2)	100	101	101
Rhode Island	—	—	3
South Carolina	90	105	112
South Dakota	10	10	11
Tennessee	58	59	62
Texas(1)	157	204	207
Virginia	92	109	120
Washington	47	90	105
Wisconsin	30	37	45
Wyoming	4	4	5

Total	2,039	2,408	2,604

(1)
We operated under the agency business model in Arkansas and North Carolina since April 14, 2001 and September 12, 2001, respectively. Prior to these dates, we operated in Arkansas and North Carolina under the standard business model. We have only operated in Georgia and Pennsylvania under the agency business model. We operated in Texas under the agency business model until July 2005, when we began operating as a CSO. We have operated in Michigan under the standard business model since June 27, 2005. Prior to this date, we operated in Michigan under the agency business model.

(2)
The lending banks for which we market, process and service payday cash advances and installment loans in Arkansas and Pennsylvania will discontinue offering advances and loans.

(3)
In May 2004, a Georgia law went into effect that essentially prohibits payday cash advance services in the state and effectively restricts our ability to act as marketing, processing and servicing agent for a lending bank in the state. As a result, we suspended operations and subsequently closed our 89 centers in Georgia.

(4)
As of December 22, 2005, we ceased operations as marketing, processing and servicing agent for a lending bank in North Carolina.

  Internal Compliance Audit

        We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA's Best Practices and our company policies and procedures. The auditors conduct periodic unannounced audits of our centers. They typically spend one to two days in each center, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help to identify compliance issues that need to be addressed and areas for further training.

Relationship with the Lending Banks

        Under marketing, processing and servicing agreements ("MP&S Agreements") with the lending banks under the agency business model, we have been compensated by the lending banks for marketing, processing and servicing the payday cash advances and installment loans the lending banks make to their customers. Approximately 15.9%, 24.4% and 26.0% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively, were derived from marketing, processing and servicing fees paid to us by these lending banks. As of December 31, 2004, the lending banks were offering their payday cash advances in 540 of our centers in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. However, as of December 31, 2005, the lending banks were offering their payday cash advances and installment loans in only 131 of our centers in Arkansas and Pennsylvania. In response to revised guidance issued by the FDIC in March 2005 (the "Revised Guidance"), we began instead to offer check-cashing and deferred-presentment services in our centers in Michigan in June 2005 and CSO services in our centers in Texas in July 2005. Additionally, the lending bank in North Carolina ceased operations in December 2005. In response to a more recent communication from the FDIC, the lending bank for which we market, process and service payday cash advances and installment loans in Pennsylvania will cease originating payday cash advances and installment loans in March 2006 and the lending bank for which we market, process and service payday cash advances and installment loans in Arkansas will cease originating installment loans and payday cash advances in April 2006 and June 2006, respectively.

        Although we have marketed, processed and serviced payday cash advances offered, made and funded by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers' applications and determining whether the payday cash advance or installment loan was approved. The lending banks for whom we have acted as agent utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks' payday cash advance and installment loan approval process, are not involved in determining the approval procedures or criteria of the lending banks and generally do not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks' payday cash advances and installment loans are not included in our payday cash advance and installment loan portfolio nor are they reflected on our balance sheet within our advances and fees receivable, net. Historically, the lending banks have been contractually obligated for a portion of the payday cash advance and installment loan losses. Those obligations, denominated as a percent of fees and interest charged to the customers, have typically ranged between 8% and 20%. Under our current MP&S Agreement with the lending bank in Pennsylvania, the lending bank continues to be contractually obligated for losses up to 8.5% of fees and interest. Subsequent to July 2005, under our MP&S Agreements with the lending bank in Arkansas and North Carolina, the lending bank has been contractually obligated for all losses. In aggregate, this percentage was 11.5%, 13.2% and 10.1% for the years ended December 31, 2005, 2004, and 2003, respectively. If the amount of uncollected payday cash advances and installment loans exceed the lending bank's contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances plus its fees and/or interest receivable on the advances, less its contractually obligated portion of the losses. As of December 31, 2005, our contingent liability to the lending bank in Pennsylvania amounted to $17.0 million, which was not included on our balance sheet. We also could be obligated to pay this amount to the lending bank if, as a result of a change in law, regulation or otherwise, the lending bank's payday cash advances and installment loans were to become uncollectible.

Competition

        We believe that the principal competitive factors in the payday cash advance services industry are location, customer service, convenience, speed and confidentiality. We face intense competition in an industry with low barriers to entry, and we believe that the payday cash advance market is becoming more competitive as the payday cash advance services industry matures and consolidates. We also compete with services offered by traditional financial institutions, such as overdraft protection, and with other payday cash advance providers, small loan providers, credit unions, short-term consumer lenders and other financial services entities and retail businesses that offer consumer loans or other products and services that are similar to ours. Businesses offering payday cash advances and short-term loans over the internet as well as by phone have begun to compete with us in the business of making payday cash advances.

        The payday cash advance services industry is highly fragmented. In March 2006, Stephens, Inc. estimated that there were approximately 23,000 outlets (including our own centers) in the United States. Our network of 2,604 centers as of December 31, 2005 represents the largest network of such centers in the United States. We believe that our two largest single service payday cash advance company competitors, Check 'n Go and Check into Cash, have over 1,300 and 1,200 payday cash advance centers, respectively. Another competitor is QC Holdings, Inc., which we believe has over 500 locations in the United States. The remaining competitors are local chains and single-unit operators.

        To a lesser extent, we compete with other companies that offer payday cash advances as an ancillary financial product to complement their primary business of cashing checks, selling money orders, providing money transfer services or offering similar financial services. These competitors include Dollar Financial Corp. and ACE Cash Express, Inc.

        Our centers also have been facing increased competition from banks that offer their account holders payday cash advances as well as other products such as overdraft privileges and bounced check protection, which are similar in effect to our payday cash advance services.

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for payday cash advances, the payday cash advance services industry has experienced significant growth in the number of centers.

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

        We utilize marketing promotions at our centers with, we believe, high-impact, consumer relevant, point-of-purchase materials. In addition, we provide our centers with promotional materials such as brochures, pens, key chains and coupons for use in local marketing. Local marketing also includes attendance at, and sponsorship of, community events such as blood drives, food drives, voter registration programs and other charitable events.

        Drawing on statistical data from our transaction database, we use direct marketing strategies to advertise to prospective customers who have demographic characteristics similar to the customers we serve.

Information Systems

        We employ a proprietary point-of-sale system that is used to record transactions in our centers. The point-of-sale system is also used at our headquarters to develop information for management. We also employ a third-party cash reconciliation software system to reconcile bank accounts and monitor cash receipts and disbursements.

        The point-of-sale system is designed to facilitate customer service and speed the dissemination of information for cash flow purposes. This system records and monitors the details of every transaction, reduces the risk of transaction errors, and provides automated, integrated transactions that are designed to ensure standardization and compliance with applicable state and federal regulations.

        Transaction data gathered by our point-of-sale system is integrated into our management information system, general ledger and cash reconciliation software. Our point-of-sale system and cash reconciliation software systems allow us to:

  •
  monitor daily revenue, deposits and disbursements on a company, state and center basis;

  •
  monitor and manage daily exception reports, which record cash shortages, late deposits, unusual disbursements and other items;

  •
  determine, on a daily basis, the amount of cash needed at each center, enabling centralized treasury personnel to maintain an optimum amount of cash in each location; and

  •
  facilitate compliance with regulatory requirements and company policies and procedures.

        We maintain and test a disaster recovery plan for our critical networked systems, the documentation for which is hosted on a third-party vendor website. Our back-up data tapes are housed by a third party at an off-site location. We also own backup computer equipment and real-time data storage that is housed at an off-site facility to provide us with access to needed systems in the event of an emergency that disables our headquarters' equipment.

Security

        Security and loss prevention play a critical role in the daily operations of our centers. Each center is provided with 24-hour third-party monitoring. Physical security provided to each center includes: digital safes, wired hold-up alarm buttons and secure locking systems. Additionally, most of our centers are equipped with 24-hour security cameras.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $1.6 million (0.25% of total revenues) in 2005, $1.2 million (0.21% of total revenues) in 2004 and $1.7 million (0.35% of total revenues) in 2003.

Human Resources

        Our center operations are divided into zones, regions and divisions, which we believe allows for a more effective management process. A zone has approximately 450 to 600 centers and may include centers in more than one state. As of December 31, 2005, we had five zones, each with a zone director who is responsible for the operations, administration, staffing and general supervision of the centers in his or her zone. Regions typically include 50 to 150 centers organized into five to 10 divisions and are supervised by regional directors who report to a zone director. Divisions typically include 7 to 18 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations. Regions and divisions generally do not cross state lines. As of December 31, 2005, our five zones included 29 regions and 206 divisions.

        A typical center is staffed with a manager and an assistant manager. Managers are responsible for the daily operations of the center. As volume increases, additional personnel, called customer service representatives, are added. Our policy is to add a customer service representative once a center has approximately 350 payday cash advances outstanding at one time. Thereafter, one additional customer service representative is added for every 100 to 150 additional payday cash advances at a particular center.

Employees

        As of February 28, 2006, we had approximately 6,500 employees, including approximately 6,000 center employees, 211 divisional directors, 27 regional directors, five zone directors and approximately 250 corporate employees and support personnel.

        We consider our employee relations to be satisfactory. Our employees are not covered by a collective-bargaining agreement and we have never experienced any organized work stoppage, strike or labor dispute.

Intellectual Property and other Proprietary Rights

        We use a number of trademarks, logos and slogans in our business. AARC, Inc., one of our subsidiaries, owns all of our intellectual property and has entered into a trademark license agreement with each of our operating subsidiaries to use this intellectual property. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation and could result in a loss of customers. It may be possible for third parties to obtain and use our intellectual property without our authorization. Third parties have in the past infringed or misappropriated our intellectual property or similar proprietary rights. For example, competitors of ours have used our name and other trademarks of ours on their websites to advertise their financial services. We believe infringements and misappropriations will continue to occur in the future.

Other

        Advance America, Cash Advance Centers, Inc. is a Delaware corporation that was incorporated on August 11, 1997. Our principal executive offices are located at 135 North Church Street, Spartanburg, South Carolina 29306. Our telephone number at that location is (864) 342-5600. We maintain an internet website at www.advanceamericacash.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). Information on our website is not incorporated by reference into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding us at www.sec.gov. In addition, any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Government Regulation

        Payday cash advances are subject to extensive state and federal regulation. The regulation of payday cash advance companies is intended primarily for the protection of consumers rather than investors in our common stock and our creditors and is constantly changing as new regulations are introduced at the federal, state and local level and existing regulations are repealed, amended and modified. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, results of operations or financial condition. See "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

State Regulation

        Our business is regulated under a variety of enabling state statutes, including payday advance, check cashing, small loan, and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2005, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of December 31, 2005, we operated in 35 of these 39 states. In one of these 35 states, we operated under the agency business model, serving as marketing, processing and servicing agent through our centers for a lending bank. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically authorizing the payday cash advance business. Despite the lack of specific payday advance laws, other laws may permit us to do business in these states. As of December 31, 2005, we operated in one of these 11 states under the agency business model, serving as marketing, processing and servicing agent through our centers for a lending bank.

        The scope of state regulation, including the terms on which payday cash advances may be made, varies from state to state. Most states that regulate payday cash advances establish allowable fees and/or interest and other charges to consumers for payday cash advances. In addition, many states regulate the maximum amount, maturity and renewal or extension of payday cash advances. The terms of payday cash advances vary from state to state in order to comply with the laws and regulations of the states in which we operate.

        The states with specific payday cash advance laws typically limit the principal amount of a payday cash advance and set maximum fees and interest rates that customers may be charged. Some states also limit a customer's ability to renew a payday cash advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for payday cash advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past-due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict payday cash advance advertising content.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance services. In May 2004, a new law became effective in Georgia that effectively prohibits payday cash advance services in the state and effectively restricted our ability to act as marketing, processing and servicing agent for a lending bank in the state. See "Item 3. Legal Proceedings." As a result, we closed our 89 centers in Georgia. Many bills have also been introduced in state legislatures. In 2005, bills that severely restrict or effectively prohibit payday cash advance services were introduced in 26 states. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by the state legislatures at periodic intervals. Future laws prohibiting payday cash advance services or making them unprofitable could be passed in any other state at any time or existing payday cash advance laws could expire or be amended.

        Statutes authorizing payday cash advance services typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry.

        In some cases, we may also rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations may also change and negatively affect our business.

        State attorneys general and banking regulators have begun to scrutinize the payday cash advance services industry and may take actions against the industry that could require us to cease or suspend operations in their respective states. On December 22, 2005, the North Carolina Commissioner of Banks issued an order directing our North Carolina subsidiary to cease operation of our centers in the state. As a result, our North Carolina subsidiary ceased all business activities in North Carolina and we closed our 117 centers. The New Mexico attorney general proposed regulations in September 2005 that would effectively prohibit payday cash advances in the state. If the regulations as written withstand legal challenge by the industry and are implemented, our New Mexico subsidiary may be forced to cease all business activities in the state. It is possible that other actions taken against the industry in the future by other state attorneys general could require us to suspend or cease operations in such jurisdictions and have a negative effect on our financial condition.

        State-specific legislative or regulatory action can reduce our revenues and/or margins in a state, cause us to temporarily operate at a loss in a state, or even cause us to cease or suspend our operations in a state. From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. The passage of a 2002 Indiana statute established a prohibitive rate structure for making payday cash advances in the state. Beginning on May 1, 2002, we provided payday cash advances in that state while experiencing a consistent loss in revenue until a new, less restrictive, law was passed in March 2004.

Federal Regulation

        Our payday cash advance services are subject to a variety of federal laws and regulations, such as the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate ("APR").

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

        The lending banks for which we have acted as marketing, processing and servicing agent are subject to extensive federal and state banking regulations. As state-chartered banks, the lending banks are subject to supervision by the FDIC. Additionally, the lending banks are subject to regular examination by other state and federal regulatory authorities.

        In July 2003 and March 2005, the FDIC issued guidance governing permissible agency arrangements between state-chartered banks and marketing, processing and servicing agents for the banks' payday cash advances, such as us. In July 2005, the lending banks implemented new procedures and limits in response to the FDIC guidance and began offering installment loans as an alternative credit product. In February 2006, we became aware that the FDIC is further investigating the offering of payday cash advances and alternative credit products by agency banks and has instructed certain lending banks, including the lending banks for whom we act as a marketing, processing and servicing agent, to discontinue offering payday cash advances and alternative credit products if they cannot adequately address the FDIC's continuing concerns regarding those products. In response to the FDIC's latest actions, BankWest, Inc. ("BankWest"), the lending bank for whom we act as a marketing, processing and servicing agent in Pennsylvania, has decided to discontinue offering payday cash advances and installment loans as of the close of business on March 27, 2006, and First Fidelity Bank ("Fidelity"), for whom we act as a marketing, processing and servicing agent in Arkansas, has decided to discontinue offering installment loans on April 8, 2006 and payday cash advances on June 24, 2006. We will continue servicing any payday cash advances and installment loans in Arkansas and Pennsylvania that are outstanding at the time the respective lending banks cease originations. We are studying alternative methods for conducting business in Arkansas and Pennsylvania. We are currently not able to estimate what operational changes would be required or the impact of those changes. See "Item 1A. Risk Factors" and "Note 17. Subsequent Events" contained in "Item 8. Financial Statements and Supplementary Data."

Local Regulation

        In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations. These local rules and regulations are subject to change and vary widely from state to state and city to city. In October 2005, for example, the Jacksonville, Florida, City Council passed an ordinance attempting to regulate payday cash advances in the city, which, if enforced, will substantially impair our ability to transact business in that area. As a result, we filed an action against Jacksonville for declaratory and injunctive relief. This action is still pending. See "Item 3. Legal Proceedings."

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

        Other than standard cleaning products, we do not use chemicals or other agents governed by federal, state or local environmental laws in conducting business operations. Based upon these measures, we believe that our centers are in substantial compliance with all applicable environmental, health and safety requirements.

ITEM 1A.    RISK FACTORS.

Risks Related to Our Business and Industry

  The closure of our centers in North Carolina and the lending banks ceasing to originate payday cash advances and installment loans in Pennsylvania and Arkansas will adversely affect our business, results of operations and financial condition.

        The closure of our centers in North Carolina in December 2005, the planned cessation of originations by BankWest, the lending bank for whom we act as a marketing, processing and servicing agent in Pennsylvania, effective as of the close of business on March 27, 2006, and the planned cessation of installment loan and payday cash advance originations by Fidelity, the lending bank for whom we act as a marketing, processing and servicing agent in Arkansas, in April 2006 and June 2006, respectively, will result in a significant loss of revenue. Those three states collectively accounted for $72.5 million and $59.0 million in net revenues during 2004 and 2005, respectively. We estimate that our net revenues will be reduced by approximately $2.3 million for each month that we are not able to operate under the agency business model in Pennsylvania and $0.5 million for each month that we are not able to operate under the agency business model in Arkansas. Furthermore, center expenses average approximately $1.3 million per month in Pennsylvania and $0.4 million per month in Arkansas. These expenses will continue to be incurred while we service payday cash advances and installments loans that are outstanding when the lending banks stop originating additional advances and loans. We estimate that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.9 million if it becomes necessary to shut down operations in Pennsylvania and $0.7 million if it becomes necessary to shut down operations in Arkansas. In 2005, we incurred approximately $2.7 million in expenses related to closing our North Carolina centers. The amount of impairment of goodwill, if any, cannot be determined at this time.

        At this time it is unclear what options may be available to us to meet customer demand for small-denomination, short-term loans in these states. Defending the legality of the agency business model, finding new lending bank partners and pursuing alternative products and services may take significant time, management attention and financial resources. Further, we may not be successful in any of these efforts.

  Our agency relationships with the lending banks are highly regulated and subject to the oversight of the FDIC and any changes in laws and regulations governing these relationships or the position of the FDIC could have a material adverse effect on our business, results of operations and financial condition.

        The lending banks for which we have acted as marketing, processing and servicing agent are subject to extensive federal and state banking regulations. Additionally, as state-chartered banks, the lending banks are subject to supervision by the FDIC as well as regular examination by other state and federal regulatory authorities.

        In July 2003 and March 2005, the FDIC issued guidance governing permissible agency arrangements between state-chartered banks and marketing, processing and servicing agents for the banks' payday cash advances, such as us. In July 2005, the lending banks for whom we act as a marketing, processing and servicing agent implemented new policies, limits and procedures and began offering installment loans as an alternative credit product in response to the FDIC guidance. In February 2006, we became aware that the FDIC is further investigating the offering of payday cash advances and installment loans by agency banks and has instructed certain lending banks to discontinue offering payday cash advances and alternative credit products if they cannot adequately address the FDIC's continuing concerns regarding those products. Despite the decision of the lending banks to stop originating payday cash advances and installment loans in response to the FDIC's instructions, it is possible that the FDIC or other regulators could take further action against the lending banks and us. Any such further action could have a material adverse effect on our business, results of operations and financial condition.

  Our failure to efficiently and profitably introduce or manage a check-cashing, credit services business or other alternative methods for conducting business could have a material adverse effect on our business, results of operations and financial condition.

        In June 2005, we began offering check-cashing and deferred-presentment services directly to customers in Michigan and in July 2005 we began offering credit services as a CSO to customers in Texas. In addition, in response to the FDIC's most recent instruction to certain banks to discontinue offering new payday cash advances and alternative credit products, we are studying alternative methods for conducting business in Arkansas and Pennsylvania. Each of these changes and alternative methods of conducting business are subject to risk and uncertainty and require significant investment in time and capital. Due to our lack of experience in offering these alternative services, we cannot assure you that we will be able to successfully implement any of these changes. We also cannot assure you that we will be able to identify or implement any alternative methods of conducting business in Arkansas or Pennsylvania. Furthermore, we cannot anticipate the demand for any of these new services, nor do we know if we will be able to offer these new services in an efficient manner or on a profitable or as profitable basis. Our failure to do so, or low customer demand for any of these new services, could have a material adverse effect on our business, results of operations and financial condition.

  The payday cash advance services industry is highly regulated under state law. Changes in state laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        Our business is regulated under a variety of enabling state statutes, including payday advance, check-cashing, small loan, and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2005, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of December 31, 2005, we operated in 35 of these 39 states. In one of these 35 states, we operated under the agency business model, serving as marketing, processing and servicing agent through our centers for a lending bank. We do not currently conduct business in the remaining four states or in the District of

Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically authorizing the payday cash advance business. Despite the lack of specific payday advance laws, other laws may permit us to do business in these states. As of December 31, 2005, we operated in one of these 11 states under the agency business model, serving as marketing, processing and servicing agent through our centers for a lending bank.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance services. In May 2004, a new law became effective in Georgia that essentially prohibits payday cash advance services in the state and restricted our ability to act as marketing, processing and servicing agent for a lending bank in the state. See "Item 3. Legal Proceedings." As a result, we closed our 89 centers in Georgia. Many bills have also been introduced in state legislatures. In 2005, bills that severely restrict or effectively prohibit payday cash advance services were introduced in 26 states. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by the state legislatures at periodic intervals. Future laws prohibiting payday cash advance services or making them unprofitable could be passed in any other state at any time or existing payday cash advance laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition.

        Statutes authorizing payday cash advance services typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules could have a material adverse effect on our business, results of operations and financial condition.

        In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change and negatively affect our business. As a result, our reliance on staff interpretations could have a material adverse effect on our business, results of operations and financial condition.

        Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advance services and take actions that could require us to modify, suspend or cease operations in their respective states. See "Item 3. Legal Proceedings."

  The payday cash advance services industry is also regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with such regulations or changes in federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        Although states provide the primary regulatory framework under which we offer payday cash advance services, certain federal laws also impact our business. See "Item 1. Business-Federal Regulation." Because payday cash advances are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit

Reporting Act and the Gramm-Leach-Bliley Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Any federal legislative or regulatory action that restricts or prohibits payday cash advance services could have a material adverse impact on our business, results of operations and financial condition.

        Our marketing efforts and the representations we make about our payday cash advance services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

  The payday cash advance services industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

        In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, payday cash advance service providers could have a material adverse effect on our business, results of operations and financial condition.

  Current and future litigation and regulatory proceedings against us could have a material adverse effect on our business, results of operations and financial condition.

        Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See "Item 3. Legal Proceedings." Adverse rulings in some of these lawsuits or regulatory proceedings could significantly impair our business or force us to cease doing business in one or more states.

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

        From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. The passage of a 2002 Indiana statute established a rate structure at which we could not operate on a profitable basis. However, we continued to provide payday cash advances in the state while experiencing operating losses until a new, less restrictive, law was passed in March 2004. Any of these actions or events could have a material adverse effect on our business, results of operations and financial condition.

  We lack product and business diversification; as a result, our future revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

        Our primary business activity is offering payday cash advance services. If we are unable to maintain and grow our payday cash advance services business, our future revenues and earnings could decline. Our lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as pawn lending, title lending or other similar services. External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in the payday cash advance services industry could result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

  Competition in the retail financial services industry could cause us to lose market share or reduce our interest and fees, possibly resulting in a decline in our future revenues and earnings.

        The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry grows and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other payday cash advance providers, small loan providers, credit unions, short-term consumer lenders, other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering payday cash advances and short-term loans over the internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share or we may need to reduce our interest and fees, possibly resulting in a decline in our future revenues and earnings.

  The concentration of our revenues in certain states could adversely affect us.

        Our centers operated in 37 states (prior to the closure of our centers in North Carolina) during the year ended December 31, 2005, and our five largest states (measured by total revenues) accounted for approximately 41% of our total revenues, with California, our largest state (measured by total revenues), representing approximately 11% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our payday cash advance services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

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

  The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers' personal checks that are returned due to non-sufficient funds ("NSF") in the customers' accounts or other reasons.

        For the years ended December 31, 2005 and 2004, we deposited approximately 5.5% and 5.0%, respectively, of all the customer checks we received and approximately 79% and 78%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers' bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the years ended December 31, 2005 and 2004 were approximately $100.5 million and $83.4 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers' returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

  We are subject to credit risk as a result of our arrangements with lending banks. The lending banks' failure to honor their obligations to us could have a material adverse effect on our business, results of operations and financial condition.

        Under the agency business model, all charges of fees and/or interest paid by a lending bank's customers are deposited directly in the lending bank's bank account. We invoice the lending bank for the marketing, processing and servicing fees payable to us by such bank. In addition, the lending bank in Pennsylvania is responsible for making payments to us if actual payday cash advance and installment loan losses are less than the bank's contractually obligated portion of the losses. We are subject to the risk that the lending banks may fail to pay all or a portion of the amounts due to us or that they fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

  If our estimates of payday cash advance, installment loan or check-cashing, deferred-presentment or credit services losses are not adequate to absorb losses, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

        We maintain an allowance for doubtful accounts for estimated losses for payday cash advances we make directly to consumers and check-cashing, deferred-presentment and other credit services we offer under the standard business model and an accrual for excess bank losses for our share of losses on payday cash advances and installment loans we market, process and service for lending banks under the agency business model. To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we consider the amount of outstanding payday cash advances owed to us, the amount of payday cash advances and installment loans owed to the lending banks and serviced by us, the contract with each lending bank, historical payday cash advances or installment loans we have charged off, our current collection patterns and the current economic trends in the markets we serve.

        As of December 31, 2005, our allowance for doubtful accounts was $45.6 million and the accrual for excess bank losses that was reported in our current liabilities in our balance sheet was $1.4 million. These amounts, however, are estimates, and we have less experience upon which to base our estimates of losses from installment loans, check-cashing, deferred-presentment or credit services. If our actual payday cash advance, check-cashing, deferred-presentment or credit services losses are greater than our allowance for doubtful accounts, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

        With respect to the payday cash advances and installment loans that we market, process and service for the lending bank in Pennsylvania, as of December 31, 2005, our aggregate contingent liability was $17.0 million, and this amount was not included on our balance sheet. We could be obligated to pay this amount to the lending bank if the lending bank's payday cash advances and installment loans were to become uncollectible.

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

  •
  our ability to manage a check-cashing and deferred-presentment business and credit service organization business and identify and implement alternative methods for doing business in Pennsylvania, Arkansas or any other state;

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

        We may incur substantial additional debt in the future. As of December 31, 2005, our total debt was approximately $44.6 million and our stockholders' equity was approximately $303.0 million. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

        The terms of our debt limit our ability to incur additional debt but do not prohibit us from incurring additional debt. When debt levels increase, the related risks that we now face will also increase.

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

  We depend on loans and cash management services from banks to operate our business. If banks decide to stop making loans and/or providing cash management services to companies in the payday cash advance services industry, it could have a material adverse affect on our business, results of operations and financial condition.

        We depend on borrowings under our revolving credit facility to fund payday cash advances, capital expenditures to build new centers and other needs. One major regional bank announced that it had revised its credit policies to prohibit future loans to companies engaged in the payday cash advance services or car title lending industries in a letter that the bank filed with the Federal Reserve Board in connection with the bank's application for approval of an acquisition. The bank's letter referred to comments filed by certain consumer advocacy organizations in connection with the bank's application, and stated that it had revised its credit policies "after considering the potential reputational risks and consumer harm" that could result from lending to companies in these industries. While this bank is not one of our existing lenders under our revolving credit facility, if our current or potential credit banks decided not to lend money to companies in the payday cash advance services industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition. This bank also no longer provides cash management services, including operating depository accounts, to payday advance companies. There are other banks that have notified us and other companies in the payday cash advance and check cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our larger depository banks has requested that we close our bank accounts or put other restrictions on how we use their services, if any of our larger current or future depository banks were to take such action, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

        We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2005, we had approximately $212.5 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

        In addition, our quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of the seasonal nature of our business. Therefore, our quarterly revenues and results of operations are difficult to forecast, which, in turn could cause our future quarterly results to not meet the expectations of securities analysts or investors. Our failure to meet expectations could cause a material drop in the market price of our common stock.

  Because we maintain a significant supply of cash in our centers, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $1.6 million (0.25% of total revenues) in 2005, $1.2 million (0.21% of total revenues) in 2004 and $1.7 million (0.35% of total revenues) in 2003. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

        The annual turnover as of December 31, 2005, among our center managers was approximately 54% and among our other center employees was approximately 102%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

  We used to be taxed as an S corporation under Subchapter S of the Internal Revenue Code and claims of taxing authorities related to our prior status as an S corporation could harm us.

        Between October 1, 2001, and the closing of our initial public offering ("IPO") on December 21, 2004, we were taxed as a "pass-through" entity under Subchapter S of the Internal Revenue Code.

Currently, we are taxed as a C corporation under Subchapter C of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If our tax returns for the years in which we were an S corporation were to be audited by the Internal Revenue Service or another taxing authority and we were determined not to have qualified for, or to have violated, our S corporation status, we could be obligated to pay back taxes, interest and penalties. These amounts could include taxes on all of our net income while we were an S corporation. We currently estimate that the net income during the period we were an S corporation was approximately $225.0 million to $235.0 million. Any such claims could result in additional costs to us and could have a material adverse effect on our business, results of operations and financial condition.

        Until we file our final income tax return as an S corporation, the amount of deferred income tax liability recorded as a result of our conversion from an S corporation to a C corporation remains an estimate. Any change in this deferred income tax liability will result in a change in income tax expense when the final S corporation income tax return is filed. This should occur in the third quarter of 2006.

Risks Related to Our Common Stock

  Our executive officers and directors may be able to exert significant influence over our future direction.

        Our executive officers and directors together with certain trusts for the benefit of some of the family members of certain directors, control approximately 35% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence any matter requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Our average center size is approximately 1,500 square feet. We try to locate our centers in highly visible, accessible locations. Our centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. Other tenants in these shopping areas typically include grocery stores, discount retailers and national video rental stores. All of our centers are leased, with typical lease terms of three years with an option to renew at the end of the lease term. Our leases usually require that we pay all maintenance costs, insurance costs and property taxes.

        See "Item 1. Business—Center Operations—Centers" for a listing of the number of centers we operated in the various states as of December 31, 2005.

        We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $6.2 million at December 31, 2005. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.6 million and $5.4 million at December 31, 2004 and 2005, respectively.

        We believe that our facilities, equipment, furniture and fixtures and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities and are involved in various other legal proceedings with state and federal regulators. The use of the terms "we," "us" or "our" in this Item 3 include the parent Company and the respective subsidiary where the context so requires.

BankWest, Inc. et al. vs. Baker et al.

        A Georgia statute, effective May 2004, essentially prohibits payday cash advance services in the state and effectively restricts our ability to act as a marketing, processing and servicing agent for a lending bank in the state. In April 2004, we, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State seeking a declaration that the Georgia anti-payday cash advance law is unconstitutional, preempted by federal law and should not be enforced. The District Court denied the request. As a result, BankWest and our Georgia subsidiary suspended operations in Georgia in 2004. The District Court's order was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and in June 2005, a two judge majority of a three judge panel affirmed the District Court's order. In December 2005, the Eleventh Circuit granted Petitions for Rehearing En Banc, vacated the majority's opinion and set the matter for oral argument in June 2006.

Kucan et al. vs. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), a lending bank for whom we marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina, against us and William M. Webster, IV, our Vice Chairman, alleging, among other things, that the relationship between our North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. On December 30, 2005, the court issued an Order granting defendants' motion for arbitration, staying the proceedings and denying class certification. The plaintiffs have appealed this Order to the North Carolina Court of Appeals.

King and Strong vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for whom we marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia, against us, Mr. Webster and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that our Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the "true lender" on the advances that were marketed, processed and serviced for BankWest in Georgia and we were the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. We removed the state court action to the U.S. District Court for the Northern District of Georgia, Atlanta Division, however the action was remanded back to the State Court of Cobb County in December 2005. The action will now proceed in state court.

Glasscock vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        Our Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both our Georgia subsidiary and BankWest filed a motion for summary judgment that was granted in September 2005. In its holding, the court ruled that BankWest, was the "true lender." Plaintiffs have appealed this ruling and briefing is being completed. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against us.

Betts and Reuter vs. McKenzie Check Advance of Florida, LLC et al.

        We, our subsidiary McKenzie Check Advance of Florida, LLC ("McKenzie"), and certain of our officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, in Florida. This putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County and alleges that McKenzie, by and through the actions of certain of our officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, Consumer Finance Act, and Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Defendants' motion for summary judgment was originally granted as to Ms. Betts' claims but later reversed by a Florida appellate court. This decision is currently on appeal to the Florida Supreme Court. Ms. Reuter's claims were originally dismissed and defendants' motion to compel arbitration granted by the state trial court. This ruling is currently on appeal to the Florida Supreme Court. The Florida Supreme Court stayed the appeal of Ms. Reuter's claims pending the U.S. Supreme Court's review of Buckeye Check Cashing, Inc., v. Cardegna, et al. ("Buckeye"), which held that a substantially similar arbitration agreement was unenforceable. On February 21, 2006, the U.S. Supreme Court reversed the Florida Supreme Court's holding in Buckeye. The U.S. Supreme Court held that where a contract contained an arbitration clause, any challenge to the validity of the contract is a question for an arbitrator rather than a state or federal court. We believe the U.S. Supreme Court's decision in Buckeye should be binding on Ms. Reuter's claims and that the Florida Supreme Court will reach a decision that is consistent with the U.S. Supreme Court's ruling in Buckeye.

Reuter and Betts vs. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us, our subsidiary Advance America, Cash Advance Centers of Florida, Inc., and certain of our officers and directors. The allegations are nearly identical to those alleged in the first Betts and Reuter lawsuit. We have filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case, and to compel arbitration. Proceedings in this case have been stayed pending the disposition of the appeals in the original Betts and Reuter case.

North Carolina Commissioner of Banks Investigation

        In August 2004, the North Carolina Attorney General's Office, in conjunction with the Commissioner of Banks for North Carolina, issued a subpoena to us to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between our North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether our operations in North Carolina are in compliance with North Carolina law. On February 1, 2005, the Commissioner of Banks initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. On December 22, 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that our North Carolina subsidiary immediately cease and desist operating. A Notice of Appeal to the North Carolina State Banking Commission was immediately filed and is pending. In accordance with the Commissioner of Bank's Order, we ceased all business operations in North Carolina on December 22, 2005.

New Mexico Attorney General Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

        On February 10, 2006, we joined four other payday cash advance service providers in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Proposed Rules and Regulations Governing the Extension of Credit for Small Loans. The Proposed Rules recently promulgated by the Attorney General attempt to severely limit the payday loan industry in New Mexico. If we are unsuccessful in our attempt to obtain temporary or permanent relief from the Proposed Rules, we will be unable to operate profitably in New Mexico.

United States Department of Labor Investigations

        In 2005, the United States Department of Labor initiated three investigations from its district offices in the field regarding the payment of overtime wages to certain employees. We have been cooperating with these ongoing investigations that could result in the payment of back wages, civil monetary penalties and other enforcement action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." Our common stock was initially offered to the public on December 15, 2004 at a price of $15.00. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE since our initial public offering ("IPO"), as well as the quarterly cash dividend declared per share since our IPO:

	Sales Prices
			Cash Dividend
	High	Low
2004:
Period ended December 31, 2004	$23.74	$15.00	—
2005:
Quarter ended March 31, 2005	$23.94	$14.20	$0.09
Quarter ended June 30, 2005	16.85	11.45	0.09
Quarter ended September 30, 2005	17.85	12.06	0.09
Quarter ended December 31, 2005	14.17	11.58	0.11

        At March 8, 2006, there were approximately 200 holders of record of our common stock, and there were approximately 6,500 beneficial holders of the common stock held in nominee or street name.

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, will be at the sole discretion of our Board of Directors and will depend on a number of factors, including: our subsidiaries' payment of dividends to us; our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; any legal, tax, regulatory and any other factors our Board of Directors deems relevant. In addition, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA and our consolidated fixed charge coverage ratio (as defined in our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

        Prior to our IPO in December 2004, we paid cash dividends to our existing stockholders of approximately all of the income we earned while we were an S corporation and on which the existing stockholders were taxed. These cash dividends included approximately $79.8 million and $101.5 million in the years ended December 31, 2004 and 2003, respectively. We paid no dividends in 2004 following our IPO.

        On February 17, 2006, our Board of Directors declared a quarterly cash dividend of $0.11 per common share, which was paid on March 10, 2006, to stockholders of record on February 27, 2006.

        The following table sets forth information about our stock repurchases for the year ended December 31, 2005:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
May 1 to May 31	50,000	$12.45	50,000	$49,377,500
June 1 to June 30	317,200	$12.02	317,200	$45,563,449
July 1 to July 31	—	$—	—	$45,563,449
August 1 to August 31	276,212	$13.76	276,212	$41,763,292
September 1 to September 30	375,846	$12.99	375,846	$36,879,951
October 1 to October 31	908,375	$13.28	908,375	$24,818,008
November 1 to November 30	35,400	$11.94	35,400	$24,395,309
December 1 to December 31	—	$—	—	$24,395,309

Total	1,963,033	$13.04	1,963,033	$24,395,309

(1)
Based on trade date.

(2)
On May 4, 2005, we announced a stock repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding common stock.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2002 and 2001, and as of December 31, 2003, 2002 and 2001 has been derived from our audited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data."

	Year ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands, except per share data and other financial data)
Consolidated Financial Information
Statement of Operations Data:
Revenues:
Fees and interest charged to customers	$307,894	$298,432	$362,262	$430,859	$529,953
Marketing, processing and servicing fees	66,666	113,894	127,272	139,329	100,113

Total revenues	374,560	412,326	489,534	570,188	630,066
Provision for doubtful accounts and agency bank losses	(55,978)	(54,842)	(64,681)	(89,236)	(115,060)

Net revenues	318,582	357,484	424,853	480,952	515,006

Center expenses:
Salaries and related payroll costs	97,490	117,036	131,369	160,047	171,092
Occupancy costs	36,369	43,620	51,798	67,305	80,540
Center depreciation expense	8,619	10,416	11,603	13,719	14,902
Advertising expense	17,828	23,921	23,857	26,082	24,137
Other center expenses	32,520	35,078	41,300	47,087	52,712

Total center expenses	192,826	230,071	259,927	314,240	343,383

Center gross profit	125,756	127,413	164,926	166,712	171,623
Corporate and other expenses (income):
General and administrative expenses	36,598	33,578	36,434	44,102	51,758
Corporate depreciation expense	2,256	2,796	3,433	3,942	4,483
Amortization expense	9,796	—	—	—	—
Options purchase expense	—	21,462	3,547	—	—
Lending bank contract termination expense	—	—	6,525	—	—
Interest expense	15,529	14,973	15,983	17,165	4,331
Interest income	(110)	(318)	(86)	(161)	(351)
Loss on disposal of property and equipment	1,632	739	990	814	715
Loss on impairment of assets	—	—	—	1,288	2,918
Transaction related expense	—	—	—	2,466	—

Income before income taxes	60,055	54,183	98,100	97,096	107,769
Income tax expense(1)	22,779	638	1,925	14,041	43,776

Income before income of consolidated variable interest entity	37,276	53,545	96,175	83,055	63,993
Income of consolidated variable interest entity	—	—	—	—	(1,003)

Net income	$37,276	$53,545	$96,175	$83,055	$62,990

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands, except per share data and other financial data)
Consolidated Financial Information (continued)
Per Share Data:
Net income per common share
Basic	$0.47	$0.78	$1.40	$1.20	$0.76
Diluted	$0.44	$0.71	$1.40	$1.20	$0.76
Cash dividends paid per common share	$—	$0.58	$1.48	$1.15	$0.38
Weighted average number of shares outstanding:
Basic	79,797	69,042	68,667	69,126	83,124
Effect of dilutive options and unvested restricted stock	4,108	5,896	120	—	—

Diluted	83,905	74,938	68,787	69,126	83,124

Pro Forma Data (unaudited)(1):
Historical income before taxes				$97,096
Pro forma income tax expense(2)				39,247

Net income adjusted for pro forma income tax expense				$57,849

Pro forma net income per common share—basic				$0.84
Pro forma net income per common share—diluted				$0.84
Weighted average pro forma number of shares outstanding:
Basic				69,126
Effect of dilutive options				—

Diluted				69,126

Balance Sheet Data (at end of period):
Cash and cash equivalents	$18,052	$6,675	$10,484	$18,224	$27,259
Advances and fees receivable, net	93,715	116,941	138,204	155,009	193,468
Goodwill	122,324	122,324	122,324	122,324	122,586
Total assets	293,146	316,455	348,043	397,539	436,388
Total debt	161,842	184,589	219,259	46,637	44,621
Total stockholders' equity	108,698	95,007	91,039	296,290	303,025
Cash Flow Data:
Cash flows provided by operating activities	$119,207	$123,787	$163,455	$178,223	$200,743
Cash flows used in investing activities	(59,330)	(91,960)	(93,329)	(111,368)	(151,241)
Cash flows used in financing activities	(59,395)	(43,204)	(66,317)	(59,115)	(40,467)

	Year Ended December 31,
	2001	2002	2003	2004	2005
Consolidated Financial Information (continued)
Other Financial and Statistical Data
Aggregate principal amount of payday cash advances provided and processed (millions)	$2,556	$2,744	$3,271	$3,804	$3,944
Aggregate principal amount of installment loans provided and processed (millions)	—	—	—	—	$35
Average amount of payday cash advance	$300	$313	$321	$328	$339
Average amount of installment loan	—	—	—	—	$508
Average charge to customers for providing and processing a payday cash advance	$46	$51	$52	$52	$55
Average charge to customers for providing and processing an installment loan	—	—	—	—	$337
Centers (at end of period)	1,558	1,741	2,039	2,408	2,604
Number of payday cash advances provided and processed (thousands)	8,513	8,766	10,179	11,586	11,620
Number of installment loans provided and processed (thousands)	—	—	—	—	68
Average duration of a payday cash advance (days)	14.2	14.5	15.1	15.4	15.8

(1)
Effective October 1, 2001, we filed an election to convert to S corporation status for federal and most state income tax purposes under Subchapter S of the Internal Revenue Code. Under Subchapter S, our stockholders pay federal and state income tax on our taxable income. In connection with our initial public offering on December 21, 2004, we revoked our Subchapter S election and once again became a C corporation taxed under Subchapter C of the Internal Revenue Code. We have provided unaudited proforma data as if we were a C corporation for the year ended December 31, 2004.

(2)
Pro forma income tax expense shown here has been determined as if we had been a C corporation rather than an S corporation in 2004. Proforma income tax expense for the year ended December 31, 2004 includes actual income tax expense of $3.8 million for subsidiaries that continued to be taxed as C corporations. Proforma income tax expense for 2004 includes income tax expense of $8.4 million due to our conversion to a C corporation on December 21, 2004. The effective tax rates used are based on the statutory federal income tax rate plus applicable state income taxes (net of federal benefit) plus the non-deductibility of certain expenses (principally lobbying and meals and entertainment) less income from our special purpose entity not included in our tax returns.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see "Item 1A. Risk Factors" and "—Forward-Looking Statements" for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide, directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers' next payday. As of December 31, 2005, we operated 2,604 centers in 36 states.

        Our payday cash advance centers provide, directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers' next payday. In most states we conduct our business under the authority of a variety of enabling state statutes including payday advance, check-cashing, small loan and credit services organization state laws (which we refer to as the standard business model). In other states in which we conduct business, we act as a marketing, processing and servicing agent through our centers for FDIC supervised, state-chartered banks that make payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). In the agency business model, we refer to the banks for which we act as agent as the lending banks. As of December 31, 2005, we were offering payday cash advances under enabling state statutes in 2,473 of our 2,604 centers and serving as agent for the lending banks under the agency business model in our 131 centers located in Arkansas and Pennsylvania.

        We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model including, beginning in July 2005, in our capacity as a CSO, and (2) marketing, processing and servicing fees paid to us by the lending banks under the agency business model. We in turn are paid a marketing, processing and servicing fee by the lending bank. Our total revenues for the years ended December 31, 2003, 2004 and 2005 consisted of:

	2003		2004		2005
	Dollars	%	Dollars	%	Dollars	%
	(Dollars in millions)
Fees and interest charged to customers	$362.3	74.0	$430.9	75.6	$530.0	84.1
Marketing, processing and servicing fees	127.2	26.0	139.3	24.4	100.1	15.9

Total revenues	$489.5	100.0	$570.2	100.0	$630.1	100.0

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

  Recent Changes in Agency Business Model States

        We have modified our operations in several states in response to the FDIC's increased scrutiny of the agency business model. In late June and early July 2005, we underwent several operational changes in the five states where we previously conducted business under the agency business model as a result of the Revised Guidance issued by the FDIC in March 2005 to FDIC supervised institutions that offer payday cash advances, including the lending banks for which we then acted as agent. The Revised Guidance limits the frequency of customer usage of payday cash advances and the period that a customer may have payday cash advances outstanding from any lender. In response to the Revised Guidance, lending banks began offering alternative longer-term credit products, which have generally taken the form of installment loans. These changes affected our operations in Arkansas, Michigan, North Carolina, Pennsylvania and Texas.

        We historically operated in Pennsylvania as a marketing, processing and servicing agent for BankWest, in Arkansas as a marketing, processing and servicing agent for Venture Bank, a Washington bank ("Venture"), and in North Carolina as a marketing, processing and servicing agent for Republic Bank & Trust, a Kentucky bank ("Republic"). Effective July 1, 2005, we amended our MP&S Agreement with BankWest with respect to Pennsylvania, primarily to allow us to also act as a marketing, processing and servicing agent for a new installment loan product offered by BankWest in our 101 centers in Pennsylvania. On June 30, 2005, we terminated our MP&S Agreement with Venture and we entered into a new MP&S Agreement with Fidelity to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by Fidelity in our 30 centers in Arkansas. Effective July 6, 2005, we terminated our MP&S Agreement with Republic and entered into a new MP&S Agreement with Fidelity to operate as a marketing, processing and servicing agent for payday cash advances and installment loans made by Fidelity in our 117 centers in North Carolina.

        Pursuant to our MP&S Agreements with Fidelity, Fidelity has been contractually obligated for all losses on payday cash advances and installment loans to its customers in Arkansas and North Carolina.

        Under the terms of the revised MP&S Agreements with BankWest and Fidelity, we have acted as marketing, processing and servicing agent for payday cash advances and installment loans that were offered by them in Pennsylvania, Arkansas and North Carolina during the second half of 2005 pursuant to policies and procedures that were adopted by the lending banks in response to the Revised Guidance. The installment loans generally have bi-weekly payments amortized over a four-month period. Depending on the lending bank, fees charged to the customer for the installment loan product range from $55 to $65 per $100 advance plus an additional origination fee of $25 to $30 per transaction. Although the total fee is higher than for a payday cash advance, total revenues are reduced because of the longer duration of the installment product. The Revised Guidance limits the number of payday cash advances that may be made and requires more stringent underwriting standards to qualify for an installment loan. Accordingly, our marketing, processing and servicing fees decreased during the last half of 2005 and are expected to continue to decrease through the first quarter of 2006 when the installment loan product becomes fully implemented.

        We have historically operated in Michigan as marketing, processing and servicing agent for Fidelity. Effective June 26, 2005, we terminated our MP&S Agreement with Fidelity regarding Michigan. Under the terminated agreement, Fidelity was the lender and recorded advances and fees receivable on its balance sheet, and Fidelity was contractually obligated for uncollectible accounts in amounts determined as a percentage of fees and interest charged by Fidelity to its customers. The amount by which losses exceeded Fidelity's contractual obligation was included on our balance sheet as an accrual for excess bank losses. In connection with terminating the MP&S Agreement with Fidelity, we purchased from Fidelity its payday cash advance accounts receivable for Michigan for approximately $7.7 million and Fidelity no longer has any obligations for losses with respect to those accounts.

        In late June 2005, we began offering check-cashing and deferred-presentment services directly to customers in our centers in Michigan. The approval process for us to provide customers with check-cashing and deferred-presentment services in Michigan is similar to the process we use to provide payday cash advances under our standard business model. The amount of the fee charged by us varies based on whether the check cashed is a government check, a payroll check or a personal check, and for a personal check we charge interest for the period of time that we agree with the customer to hold the check before presenting it to the bank. Customers also have the opportunity to repurchase the check from us. The profitability of our check-cashing and deferred-presentment business and average fees, check amounts and duration for which we hold checks is similar to the corresponding amounts under our standard business model. Following this change in operations, we include our Michigan centers and our check-cashing and deferred-presentment business under our standard business model.

        Because of the recent adoption of a new affirmative payday lending law in Michigan, we expect to begin offering payday cash advances in Michigan some time in the middle of 2006. Due to the limits on fees and charges included in the initial version of that law, we expect that our revenues in Michigan will be lower when the law is initially implemented.

        Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary that has registered as a CSO under Texas law. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. In connection with commencing operations as a CSO in Texas, we have entered into a credit services organization agreement ("CSO Agreement") with an unaffiliated third-party lender. The CSO Agreement governs the terms by which we refer customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, process loan applications, and commit to reimburse the lender for any loans or related fees that are not collected from such customers.

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

        When the loan becomes due, the customer returns to the CSO center to repay the loan and we return to the customer his or her check. If the customer does not return to the CSO center to repay the loan we may then begin collection efforts to obtain from the customer payment of the loan and any applicable late and non-sufficient funds ("NSF") fees due. If we are unsuccessful in collecting the payments, we will reimburse the lender, and we then may continue our collection efforts.

        Under our prior MP&S Agreement with the lending bank in Texas for payday cash advances, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred. Under the CSO Agreement, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by us. The profitability of the CSO product is similar to the results historically generated under our standard business model.

  Recent Suspensions and Closings

        In May 2004, a Georgia law became effective that prohibits payday cash advance services in the state and restricts our ability to act as marketing, processing and servicing agent for a lending bank in the state. Accordingly, we suspended operations at our 89 centers in Georgia, three of which we closed in 2004 and the remaining 86 of which we closed in 2005. Our Georgia operations have not generated revenue since we ceased operations there in May 2004. We recorded an impairment of assets charge in 2004 of approximately $1.3 million to write-off the undepreciated costs of the Georgia centers, and the lease cancellation and other closing costs were approximately $0.4 million in 2005.

        The following is a summary of financial information for our operations in Georgia for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Net revenues	$19,851	$5,160	$—
Total center expenses	11,548	8,778	2,594

Center gross profit/(loss)	$8,303	$(3,618)	$(2,594)

        In August 2004, the North Carolina Attorney General's office, in conjunction with the Commissioner of Banks for North Carolina, commanded an investigation of the agency business model operations of our centers in North Carolina. In September 2005, the lending bank for which we marketed, processed and serviced payday cash advances and installment loans in our North Carolina centers suspended its payday cash advance and installment loan originations. On December 22, 2005, the North Carolina Commissioner of Banks issued an order directing us to cease operations in the state. As a result, we ceased all of our business activities in North Carolina and closed 117 centers. We estimate that severance, lease cancellation, write-down of the undepreciated costs for fixed assets and the cost to vacate the premises will be approximately $3.1 million, of which $2.7 million was recorded as of December 31, 2005.

        The following is a summary of financial information for our operations in North Carolina for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Net revenues	$23,628	$26,450	$17,856
Total center expenses	15,525	15,889	16,118

Center gross profit	$8,103	$10,561	$1,738

        On March 1, 2005, the FDIC issued Revised Guidance to FDIC supervised institutions that offer payday cash advances, including the lending banks for which we then acted as an agent. In February 2006, the FDIC instructed BankWest, the lending bank for which we market, process and service payday cash advances and installment loans in Pennsylvania, and Fidelity, the lending bank for which we market, process and service payday cash advances and installment loans in Arkansas, to discontinue offering payday cash advances and alternative credit products if they cannot adequately address the FDIC's concerns.

        BankWest has elected to cease its payday cash advance and installment loan originations as of the close of business on March 27, 2006. We expect to continue, through August 2006, to service all of BankWest's payday cash advances and installment loans that are outstanding as of March 27, 2006.

        The following is a summary of financial information for our operations in Pennsylvania for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Net revenues	$35,337	$39,421	$35,083
Total center expenses	15,217	15,481	16,038

Center gross profit	$20,120	$23,940	$19,045

        In addition, Fidelity has decided to discontinue offering installment loans in April 2006 and discontinue offering payday cash advances in June 2006. We expect to continue, through September 2006, to service all of Fidelity's payday cash advances and installment loans that are outstanding as of these dates.

        The following is a summary of financial information for our operations in Arkansas for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Net revenues	$5,528	$6,638	$6,073
Total center expenses	3,718	3,741	4,134

Center gross profit	$1,810	$2,897	$1,939

        We estimate that our net revenues will be reduced by approximately $2.3 million for each month that we are not able to operate under the agency business model in Pennsylvania and $0.5 million for each month that we are not able to operate under the agency business model in Arkansas. Furthermore, center expenses average approximately $1.3 million per month in Pennsylvania and $0.4 million per month in Arkansas. These expenses will continue to be incurred while we service payday cash advances and installments loans that are outstanding when the lending banks stop originating additional advances and loans. We estimate that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.9 million if it becomes necessary to shut down operations in Pennsylvania and $0.7 million if it becomes necessary to shut down operations in Arkansas. In 2005, we incurred approximately $2.7 million in expenses related to closing our North Carolina centers. The amount of impairment of goodwill, if any, cannot be determined at this time.

        We are studying alternative methods for conducting business in Pennsylvania and Arkansas and we currently do not intend to close our centers in those states.

  New centers

        We opened 330, 469 and 361 new centers in the years ended December 31, 2003, 2004 and 2005, respectively. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $39,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and a security system. In addition, the typical center that has been operating for at least 24 months under the standard business model requires average working capital of approximately $93,000 to fund the center's payday cash advance portfolio.

        For the 1,023 centers opened in 2002, 2003 and 2004, 963 centers remain open as of December 31, 2005. Of these, 809 have reached the point where, for at least one month, the center generated sufficient revenues to cover the center's expenses exclusive of corporate overhead (the "Breakeven Point"). The time a center reaches this Breakeven Point is affected by a number of factors including, but not limited to, the time of the year the center opens, the seasonal nature of the business and the regulatory environment of the state in which the center is opened. It is not uncommon for a center that has reached the Breakeven Point to temporarily drop below that point and then again exceed the Breakeven Point. Given the relatively fixed nature of most center expenses, the main determinant of the Breakeven Point for a given center is the number of payday cash advances outstanding.

        On average, the 809 centers reached the Breakeven Point between their ninth and twelfth month of operations and had on average approximately 115 payday cash advances outstanding at that time. Cumulative operating losses to breakeven for these centers averaged approximately $60,000. We have experienced a general trend of an increase in the time it takes a center to reach the Breakeven Point and, consequently, an increase in the cumulative operating losses to breakeven.

        The remaining 154 centers opened in 2002, 2003 and 2004, 138 of which were opened in 2004, have yet to reach the Breakeven Point. These centers are on average approximately 18 months old at December 31, 2005. At December 31, 2005, a seasonally high point in payday cash advances outstanding, these centers had on average approximately 90 payday cash advances outstanding.

        Approximately 65% of the 361 centers we opened in 2005 were opened in the last half of the year. As a result, we do not have sufficient data to determine average Breakeven Points for these centers. Our existing data, however, indicates that the ramp up, which is the general increase in payday cash advances outstanding as a center ages, is slightly better than the ramp up for centers opened in 2004 but is below the ramp up for centers opened prior to 2004.

        We will need to generate adequate capital internally or have adequate availability under our revolving credit facility to fund our growth, primarily the capital cost of the new centers, the working capital required to fund the loan portfolio and the funding of losses prior to the Breakeven Point. In addition, depending upon when and how many new centers we open during any period, the losses incurred before a new center breaks even may significantly impact our results of operations.

  Closed centers

        We closed 32, 14 (including 3 in Georgia) and 251 (including 86 in Georgia and 118 in North Carolina) centers in the years ended December 31, 2003, 2004 and 2005, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.8 million, $0.1 million and $5.1 million in the years ended December 31, 2003, 2004 and 2005, respectively.

  Principles of consolidation

        Our consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc., all of our wholly owned subsidiaries and, prior to its acquisition on December 21, 2004, our one consolidated special purpose entity related to our corporate headquarters. At December 31, 2005, our consolidated financial statements also include the accounts of a variable interest entity (the third-party lender's subsidiary related to our CSO operations in Texas) for which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

  Seasonality

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

        The growth of the payday cash advance industry has been and continues to be significantly affected by increasing acceptance of payday cash advances by state legislatures. However, to the extent that states enact legislation that negatively impacts payday cash advances, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of payday cash advances or limits on consumers' use of the service, our business could be materially adversely affected. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the CFSA.

  Prior S Corporation Status

        From October 1, 2001 through December 20, 2004, Advance America, Cash Advance Centers, Inc. ("AACACI") and substantially all of its subsidiaries (the "Subchapter S Companies") were treated for federal and most state income tax purposes as an S corporation under the Internal Revenue Code and comparable state laws. As a result, the Subchapter S Companies' earnings were taxed for federal and most state income tax purposes directly to AACACI's stockholders rather than to the Subchapter S Companies. On December 21, 2004, the Subchapter S Companies terminated their status as S corporations and are now taxed as C corporations. As a result of the termination of the Subchapter S Companies' S corporation status, we recorded a net deferred tax liability and corresponding income tax expense on the termination date of $8.4 million.

Critical Accounting Policies and Use of Estimates

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our results of operations and financial condition in the preparation of our financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"). We evaluate these estimates on an ongoing basis and we base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

  Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of:

  •
  an allowance for doubtful accounts for estimated probable losses for payday cash advances under the standard business model, and

  •
  the amount we accrue for probable excess bank losses for our share of the losses on payday cash advances and installment loans we market, process and service for the lending banks under the agency business model.

        The allowance for doubtful accounts and accrual for excess bank losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

        For those states where we operate under the standard business model, this estimate of probable losses on receivables is recorded as a reduction of advances and receivables, net on our balance sheet.

        Historically, the lending banks have been contractually obligated for a portion of the payday cash advance and installment loan losses. Those obligations, denominated as a percent of fees and interest, have typically ranged between 8% and 20%. Under our MP&S Agreement with the lending bank in Pennsylvania, the lending bank continues to be contractually obligated for loan losses up to 8.5% of fees and interest. Subsequent to July 2005, under our MP&S Agreements with the lending bank in Arkansas and North Carolina, the lending bank has been contractually obligated for all loan losses.

        For those states in which we have operated as a marketing, processing and servicing agent, the estimate of probable losses is reduced by the lending bank's contractual obligation, as described above, to arrive at an estimate of excess loan losses. This is recorded as an accrual for excess loan losses, a current liability on our balance sheet. Since they are payable solely to the lending banks, the outstanding receivables in these states are not reflected on our balance sheet.

        The portion of payday cash advances, installment loans and fees deemed to be uncollectible is charged against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and subsequent recoveries, if any, are credited to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

        Charge-offs include (1) the unpaid portion of checks deposited and subsequently returned due to non-sufficient funds in the customers' accounts or other reasons and (2) unpaid loans of customers who file for bankruptcy. Under the standard business model, unpaid payday cash advances and the related fees and/or interest are generally charged off if a customer does not make a payment of at least 15% of his or her outstanding balance within 60 days of the date the check was returned by the customer's bank for non-sufficient funds or other reasons. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally have been charged off 60 days from the due date. Under the agency business model, unpaid installment loans and the related fees and/or interest generally have been charged off 60 days from the deposit date if the check is returned by the customer's bank for non-sufficient funds or other reasons. Unpaid payday cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for excess bank losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts and agency bank losses. As of December 31, 2005, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $2.3 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2004 and 2005 financial statements include accruals of approximately $3.4 million at the end of both periods, for the self-insured portion of our health and dental insurance and approximately $3.5 million and $4.1 million, respectively, for workers' compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. Our estimates and the resulting reserves are reviewed and updated periodically and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender's subsidiary is a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46R"). We have neither an equity interest nor voting rights in the lender's subsidiary and have no input into the management of the lender's subsidiary. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers. As a result, we have consolidated the lender's subsidiary as of December 31, 2005. See "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entity" for the impact of adopting FIN 46R on our results of operations and financial condition.

  Accounting for Share-Based Employee Compensation

        In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure the cost of our share-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of December 31, 2005, the total compensation cost not yet recognized related to nonvested stock awards under our share-based employee compensation plans is approximately $10.5 million. The weighted average period over which this expense is expected to be recognized is approximately 6.5 years. See "Item 8. Financial Statements and Supplementary Data—Note 11. Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

        The following tables set forth our results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2005:

	Year Ended December 31,
	2004		2005
					Variance
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$430,859	89.6%	$529,953	102.9%	$99,094	23.0%
Marketing, processing and servicing fees	139,329	29.0%	100,113	19.4%	(39,216)	(28.1)%

Total revenues	570,188	118.6%	630,066	122.3%	59,878	10.5%
Provision for doubtful accounts and agency bank losses	(89,236)	(18.6)%	(115,060)	(22.3)%	25,824	28.9%

Net revenues	480,952	100.0%	515,006	100.0%	34,054	7.1%
Center Expenses:
Salaries and related payroll costs	160,047	33.3%	171,092	33.2%	11,045	6.9%
Occupancy costs	67,305	14.0%	80,540	15.6%	13,235	19.7%
Center depreciation expense	13,719	2.9%	14,902	2.9%	1,183	8.6%
Advertising expense	26,082	5.4%	24,137	4.7%	(1,945)	(7.5)%
Other center expenses	47,087	9.8%	52,712	10.2%	5,625	11.9%

Total center expenses	314,240	65.4%	343,383	66.6%	29,143	9.3%

Center gross profit	166,712	34.6%	171,623	33.4%	4,911	2.9%
Corporate and Other Expenses (Income):
General and administrative expenses	44,102	9.2%	51,758	10.0%	7,656	17.4%
Corporate depreciation expense	3,942	0.8%	4,483	0.9%	541	13.7%
Interest expense	17,165	3.5%	4,331	0.9%	(12,834)	(74.8)%
Interest income	(161)	—	(351)	—	(190)	(118.0)%
Loss on disposal of property and equipment	814	0.2%	715	0.1%	(99)	(12.2)%
Loss on impairment of assets	1,288	0.2%	2,918	0.6%	1,630	126.6%
Transaction related expense	2,466	0.5%	—	—	(2,466)	(100.0)%

Total corporate and other expenses	69,616	14.4%	63,854	12.5%	(5,762)	(8.3)%

Income before income taxes	97,096	20.2%	107,769	20.9%	10,673	11.0%
Income tax expense	14,041	2.9%	43,776	8.5%	29,735	211.8%

Income before income of consolidated variable interest entity	83,055	17.3%	63,993	12.4%	(19,062)	(23.0)%
Income of consolidated variable interest entity	—	—	(1,003)	(0.2)%	(1,003)	(100.0)%

Net income	$83,055	17.3%	$62,990	12.2%	$(20,065)	(24.2)%

	Year Ended December 31,
	2004	2005
Center Information:
Number of centers open at beginning of period	2,039	2,408
Opened	469	358
Acquired	—	3
Closed (excluding Georgia)	(11)	(165)
Suspended (Georgia)	(89)	—

Number of centers open at end of period	2,408	2,604

Weighted average number of centers open during the period	2,194	2,487
Number of payday cash advances provided and processed (in thousands)	11,586	11,620
Average amount of payday cash advance provided and processed	$328	$339
Number of installment loans provided and processed (in thousands)	—	68
Average amount of installment loan provided and processed	—	$508
	Year Ended December 31,
	2004		2005
					Variance
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$219.2	100.0%	$207.1	100.0%	$(12.1)	(5.5)%
Center expenses:
Salaries and related payroll costs	72.9	33.3%	68.8	33.2%	(4.1)	(5.6)%
Occupancy costs	30.7	14.0%	32.4	15.6%	1.7	5.5%
Center depreciation expense	6.3	2.9%	6.0	2.9%	(0.3)	(4.8)%
Advertising expense	11.9	5.4%	9.7	4.7%	(2.2)	(18.5)%
Other center expenses	21.5	9.8%	21.2	10.2%	(0.3)	(1.4)%

Total center expenses	143.3	65.4%	138.1	66.6%	(5.2)	(3.6)%

Center gross profit	$75.9	34.6%	$69.0	33.4%	$(6.9)	(9.1)%

  Revenue Analysis

        The increase in total revenues during 2005 was primarily due to the opening of new centers and the full year impact of the 469 centers opened in 2004. Total revenues increased approximately $59.9 million in 2005. Total revenues for the 1,801 centers opened prior to January 1, 2004 and still open as of December 31, 2005 increased $29.1 million from $512.7 million in 2004 to $541.8 million in 2005. Total revenues for the 803 centers opened after January 1, 2004 and still open as of December 31, 2005 increased $49.2 million from $12.7 million in 2004 to $61.9 million in 2005.

        Total revenues for the 265 centers closed in 2004 and 2005 represented a decrease of approximately $18.4 million for 2005 compared to 2004. This decrease includes approximately $7.2 million from our 89 Georgia centers for which operations were suspended in May 2004 and then subsequently permanently closed.

        In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues in 2005 was partially offset by:

  •
  the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005. Total revenues in North Carolina decreased approximately $8.9 million from $31.1 million in 2004 to $22.2 million in 2005;

  •
  the implementation of the FDIC's Revised Guidance in Pennsylvania and Arkansas, beginning during the third quarter. The installment loan as offered by the two lending banks generates approximately 50% of the revenue generated by a payday cash advance outstanding for the same period. During the fourth quarter, the ratio of installment loans to payday cash advances increased, impacting revenues even more significantly. Total revenues for the fourth quarter of 2005 in Pennsylvania and Arkansas were approximately $5.4 million less than the fourth quarter of 2004; and

  •
  the total revenues lost during the fourth quarter of 2005 in the centers negatively impacted by Hurricanes Katrina and Rita were approximately $3.0 million.

        As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 18.3% in 2005 from 15.7% in 2004. The increase in the provision is due primarily to increased loss rates. In addition to a general increase in loss rates, the provision was impacted by the following:

  •
  a charge of approximately $4.2 million related to the contractual changes in Texas, Michigan, North Carolina and Arkansas;

  •
  an increase in bankruptcy filings primarily during the fourth quarter as a result of the implementation of the amendments to the federal bankruptcy laws;

  •
  the conversion to the lending banks' installment loan product resulting in higher than normal denial rates on the lending banks' customers who had exceeded their 90-day limit of payday cash advances. This, coupled with the lower revenue generated by the lending bank's installment loan product, resulted in an increase in losses as a percent of total revenues. During the fourth quarter of 2005, the losses as a percent of total revenues increased approximately 50% in Pennsylvania; and

  •
  the increase in the provision was partially offset by the sale of certain customer debt originated between September 2003 and September 2004. The proceeds from the sale of debt were approximately $3.7 million and were recorded as a reduction in the provision.

        As a result of Hurricanes Katrina and Rita during the last half of 2005, we incurred property and equipment losses and the interruption of our business at certain centers. Accordingly, we recorded a receivable for insurance recoveries as of December 31, 2005 of $1.0 million, which is included as an other receivable in advances and fees receivable, net. Of this amount, approximately $0.8 million was recorded as a reduction of the provision for doubtful accounts and agency bank losses.

        The provision in 2004 included an expense of approximately $1.3 million related to the expected losses in connection with the suspension of operations at our 89 Georgia centers.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs in 2005 was due primarily to the addition of 361 new centers in 2005 and the full year impact in 2005 of the 469 centers opened in 2004. Salaries and related payroll costs per center decreased in 2005 due primarily to lower bonus and health insurance expenses. We averaged approximately 2.14 and 2.24 full-time equivalent field employees, including district directors, per center during 2005 and 2004, respectively.

        Occupancy costs, center depreciation expense and other center expenses.    The increases in occupancy costs, center depreciation expense and other center expenses in 2005 were due primarily to the addition of new centers in 2005 and the full year impact in 2005 of centers opened in 2004.

        Advertising expense.    Advertising expense decreased in 2005 due primarily to a decision to conduct less advertising in Texas and the agency business model states during the fourth quarter of 2005.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses in 2005 was due primarily to:

  •
  higher legal fees of approximately $3.0 million primarily related to ongoing legal issues in North Carolina and various other cases as well as costs to develop the new installment loan and CSO products;

  •
  higher expenses of approximately $2.2 million related to SEC reporting and compliance as a result of becoming a public company;

  •
  an increase in stock-based compensation expense of approximately $1.2 million;

  •
  higher insurance expense of approximately $1.0 million, primarily directors and officers insurance as a result of becoming a public company; and

  •
  expenses incurred to support the growth in the number of centers, offset by a decrease in airplane operating expenses.

        Interest expense.    The decrease in interest expense is due to the repayment in the fourth quarter of 2004 of all long-term debt with related parties and the reduction of advances under our revolving credit facility.

        Income tax expense.    The increase in 2005 income tax expense compared to 2004 is primarily due to our conversion to a C corporation for tax purposes.

        Loss on impairment of assets.    Loss on impairment of assets in 2004 represents the write-down of the undepreciated costs of our Georgia centers for which we suspended operations in May 2004 and subsequently permanently closed in the third quarter 2005. The loss on impairment of assets in 2005 represents a write-down of approximately $1.5 million to market value of an aircraft we sold in October 2005, a write-down of approximately $0.4 million of the undepreciated costs of certain fixed assets in our centers identified for closure, as well as the write-down of approximately $1.0 million of the undepreciated costs of our 117 centers in North Carolina which we closed at the end of 2005.

        Transaction related expense.    Transaction related expense in 2004 represents the cost associated with our initial public offering.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004

        The following tables set forth our results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2004:

	Year Ended December 31,
	2003		2004
					Variance
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$362,262	85.3%	$430,859	89.6%	$68,597	18.9%
Processing, marketing and servicing fees	127,272	29.9%	139,329	29.0%	12,057	9.5%

Total revenues	489,534	115.2%	570,188	118.6%	80,654	16.5%
Provision for doubtful accounts and agency bank losses	(64,681)	(15.2)%	(89,236)	(18.6)%	24,555	38.0%

Net revenues	424,853	100.0%	480,952	100.0%	56,099	13.2%
Center Expenses:
Salaries and related payroll costs	131,369	30.9%	160,047	33.3%	28,678	21.8%
Occupancy costs	51,798	12.2%	67,305	14.0%	15,507	29.9%
Center depreciation expense	11,603	2.7%	13,719	2.9%	2,116	18.2%
Advertising expense	23,857	5.6%	26,082	5.4%	2,225	9.3%
Other center expenses	41,300	9.7%	47,087	9.8%	5,787	14.0%

Total center expenses	259,927	61.1%	314,240	65.4%	54,313	20.9%

Center gross profit	164,926	38.9%	166,712	34.6%	1,786	1.1%
Corporate and Other Expenses (Income):
General and administrative expenses	36,434	8.6%	44,102	9.2%	7,668	21.0%
Corporate depreciation expense	3,433	0.8%	3,942	0.8%	509	14.8%
Options purchase expense	3,547	0.9%	—	—	(3,547)	(100.0)%
Lending bank contract termination expense	6,525	1.5%	—	—	(6,525)	(100.0)%
Interest expense	15,983	3.8%	17,165	3.5%	1,182	7.4%
Interest income	(86)	—	(161)	—	(75)	(87.2)%
Loss on disposal of property and equipment	990	0.2%	814	0.2%	(176)	(17.8)%
Loss on impairment of assets	—	—	1,288	0.2%	1,288	100.0%
Transaction related expense	—	—	2,466	0.5%	2,466	100.0%

Total corporate and other expenses	66,826	15.8%	69,616	14.4%	2,790	4.2%

Income before income taxes	98,100	23.1%	97,096	20.2%	(1,004)	(1.0)%
Income tax expense	1,925	0.5%	14,041	2.9%	12,116	629.4%

Net income	$96,175	22.6%	$83,055	17.3%	$(13,120)	(13.6)%

	Year Ended December 31,
	2003	2004
Center Information:
Number of centers open at beginning of period	1,741	2,039
Opened	330	469
Closed (excluding Georgia)	(32)	(11)
Suspended (Georgia)	—	(89)

Number of centers open at end of period	2,039	2,408

Weighted average number of centers open during the period	1,817	2,194
Number of payday cash advances provided and processed (in thousands)	10,179	11,586
Average amount of payday cash advance provided and processed	$321	$328
	Year Ended December 31,
	2003		2004
					Variance
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$233.8	100.0%	$219.2	100.0%	$(14.6)	(6.2)%
Center expenses:
Salaries and related payroll costs	72.3	30.9%	72.9	33.3%	0.6	0.8%
Occupancy costs	28.5	12.2%	30.7	14.0%	2.2	7.7%
Center depreciation expense	6.4	2.7%	6.3	2.9%	(0.1)	(1.6)%
Advertising expense	13.1	5.6%	11.9	5.4%	(1.2)	(9.2)%
Other center expenses	22.7	9.7%	21.5	9.8%	(1.2)	(5.3)%

Total center expenses	143.0	61.1%	143.3	65.4%	0.3	0.2%

Center gross profit	$90.8	38.9%	$75.9	34.6%	$(14.9)	(16.4)%

  Revenue Analysis

        The increase in total revenues during 2004 was primarily due to the opening of new centers and the full year impact of the 330 centers opened in 2003.

        Total revenues for the 1,486 centers opened prior to December 31, 2001 increased $18.3 million, or 4.1%, from $443.8 million in 2003 to $462.1 million in 2004. Total revenues for the 1,022 centers opened after December 31, 2001 increased $62.4 million from $45.7 million in 2003 to $108.1 million in 2004. Total revenues in 2004 were negatively impacted by the loss of revenues from our 89 Georgia centers for which operations were suspended in May 2004. Georgia total revenues in 2004 were approximately $7.2 million compared to approximately $23.5 million in 2003.

        As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 15.7% in 2004 from 13.2% in 2003. The increase in the provision is due primarily to increased loss rates, the implementation of statewide databases in two states and the imposition of cooling-off periods in six states. The provision in 2004 also included an expense of approximately $1.3 million related to the expected losses related to the suspension of operations at our 89 Georgia centers.

  Center Expense Analysis

        Salaries and related payroll costs.    This increase in salaries and related payroll costs in 2004 was due primarily to the addition of 469 new centers in 2004 and the full year impact in 2004 of the 330 centers opened in 2003. We averaged approximately 2.1 and 2.2 full-time equivalent field employees (excluding our Georgia centers), including district directors, per center during 2004 and 2003, respectively.

        Occupancy costs, center depreciation expense and other center expenses.    The increases in occupancy costs, center depreciation expense and other center expenses in 2004 were due primarily to the addition of new centers in 2004 and the full year impact in 2004 of centers opened in 2003.

        Advertising expense.    Advertising expense increased due to the number of new centers opened in 2004 compared to 2003 and the increased spending to support the increase in revenue.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses in 2004 was due primarily to:

  •
  an increase of approximately $1.4 million related to the addition of two new zone executives and six regional directors of operations to support the increase in the number of centers;

  •
  an increase of approximately $1.0 million related to the addition of professional positions in our real estate department;

  •
  higher legal fees of approximately $1.3 million;

  •
  an increase of approximately $0.9 million in our aviation department expenses primarily related to the addition of a third plane (the lease for which was terminated effective September 1, 2004);

  •
  an increase of approximately $1.1 million related to additional staff and higher expense for third-party consultants, political contributions and trade association dues in our public and government relations department; and

  •
  higher expenses incurred to support the growth in the number of centers.

        Options purchase expense.    Options purchase expense in 2003 represents the cost to purchase all remaining options outstanding under our former stock option plan.

        Lending bank contract termination expense.    The 2003 expense was due to a payment in 2003 to Peoples National Bank, a former agency business model lending bank, to terminate two contracts that required us to market, process and service payday cash advances on behalf of the bank in Pennsylvania and North Carolina.

        Interest expense.    The increase in interest expense is due primarily to borrowing $50.0 million on our revolving credit facility in July 2004 to pay a special $50.0 million dividend.

        Income tax expense.    The increase in income tax expense in 2004 is primarily due to our conversion to a C corporation for tax purposes.

        Loss on impairment of assets.    Loss on impairment of assets in 2004 represents the write-down of the undepreciated costs of our Georgia centers for which we suspended operations in May 2004.

        Transaction related expense.    Transaction related expense in 2004 represents the cost associated with our initial public offering.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2003, 2004 and 2005:

				2004 vs 2003 Variance		2005 vs 2004 Variance
	2003	2004	2005	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$163,455	$178,223	$200,743	$14,768	9.0%	$22,520	12.6%
Investing activities	(93,329)	(111,368)	(151,241)	(18,039)	(19.3)%	(39,873)	(35.8)%
Financing activities	(66,317)	(59,115)	(40,467)	7,202	10.9%	(18,648)	31.5%

Net increase in cash and cash equivalents	3,809	7,740	9,035	3,931	103.2%	1,295	16.7%
Cash and cash equivalents, beginning of period	6,675	10,484	18,224	3,809	57.1%	7,740	73.8%

Cash and cash equivalents, end of period	$10,484	$18,224	$27,259	$7,740	73.8%	$9,035	49.6%

        Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund payday cash advances under the standard business model, finance center growth, pay dividends on our common stock and repurchase shares of our currently outstanding stock.

        We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases.

        On May 4, 2005, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $50.0 million of our currently outstanding common stock. Our Board of Directors determined that the stock repurchase program served the best interest of us and our stockholders by returning capital to our stockholders, by providing an attractive investment opportunity for our funds, and by reducing the dilutive impact of employee stock incentive programs and potential acquisitions.

        Share repurchases will continue to be made from time to time and will be effected on the open market, in block trades, or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not generally require us to purchase any specific number of shares, and any purchases under the program depend on market and other conditions. Our Board of Directors may suspend or cancel the stock repurchase program at any time.

        During the year ended December 31, 2005, we repurchased 1,963,033 shares of our common stock at a cost of approximately $25.7 million.

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

  Cash Flows from Operating Activities

        The increase in net cash provided by operating activities in 2005 compared to 2004 was due primarily to a $25.8 million increase in the provision for doubtful accounts and agency bank losses. The net increase from all other non-cash adjustments and changes in operating assets and liabilities was approximately $16.8 million, and was offset by a $20.1 million decrease in net income.

        The increase in net cash provided by operating activities in 2004 compared to 2003 was due primarily to a $24.6 million increase in the provision for doubtful accounts and agency bank losses and a $7.8 million increase in deferred income taxes resulting primarily from our conversion from an S corporation to a C corporation for income tax purposes. The net decrease from all other non-cash adjustments and changes in operating assets and liabilities was approximately $4.5 million, and was offset by a $13.1 million decrease in net income.

  Cash Flows from Investing Activities

        The increase in net cash used in investing activities in 2005 compared to 2004 was primarily due to a $53.8 million increase in cash invested in advances and fees receivable, net, a $9.5 million decrease in purchases of property and equipment, related principally to opening new and remodeling existing centers and purchases of computer hardware and software and a $6.8 million increase in proceeds from the sale of property and equipment, related principally to the sale of one of our aircraft in the fourth quarter 2005.

        The increase in net cash used in investing activities in 2004 compared to 2003 was primarily due to a $16.2 million increase in cash invested in advances and fees receivable, net and a $7.0 million increase in purchases of property and equipment, related principally to opening new and remodeling existing centers and purchases of computer hardware and software.

  Cash Flows from Financing Activities

        The decrease in net cash used in financing activities in 2005 compared to 2004 was primarily due to a $48.2 million decrease in dividends paid to stockholders, a $171.4 million reduction in payments on our revolving credit facility and debt with related parties and a $20.0 million increase in the non-controlling interest of the variable interest entity. These changes are partially offset by a $195.1 million reduction in net proceeds from issuance of our common stock and a $25.7 million increase in the purchase of treasury stock.

        The decrease in net cash used in financing activities in 2004 compared to 2003 was due primarily to a $21.7 million decrease in dividends paid to stockholders and net proceeds of approximately $194.9 million from our issuance of common stock, offset by higher payments on our revolving credit facility and debt with related parties of approximately $208.4 million.

Capital Expenditures

        For the years ended December 31, 2003, 2004 and 2005, we spent $21.4 million, $28.4 million and $18.9 million, respectively, on capital expenditures. Capital expenditures included expenditures (1) for the 330, 469 and 361 new centers opened during 2003, 2004 and 2005, respectively, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangements with the Lending Banks

        On December 31, 2005, we operated as marketing, processing and servicing agent for payday cash advances and installment loans offered, made and funded by FDIC supervised, state-chartered banks through 131 of our centers located in two states. Prior to July 2005, we operated as an agent for lending banks in five states. We were the marketing, processing and servicing agent for payday cash advances offered, made and funded by Venture in Arkansas, Republic in North Carolina and Texas, and BankWest in Pennsylvania. Under our prior MP&S Agreements with these lending banks, the lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under our prior MP&S Agreements, our marketing, processing and servicing fee increased by the lending bank's contractual obligation for losses. If actual payday cash advance losses by the lending bank exceeded the percentage specified in its MP&S Agreement with us, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank's fees and/or interest receivable on the advances, less the lending bank's contractually obligated portion of the losses.

        Prior to June 26, 2005, we were also the marketing, processing and servicing agent for Fidelity in Michigan. Effective June 26, 2005, however, we terminated our MP&S Agreement with Fidelity relating to Michigan and began to offer check-cashing and deferred-presentment services directly to our customers in Michigan. As a result, we no longer accrue any amounts for excess bank losses relating to our operations in Michigan, however, we still accrue amounts for doubtful accounts for these operations. On June 30, 2005, we terminated our MP&S Agreement with Venture relating to Arkansas and entered into a new MP&S Agreement with Fidelity relating to Arkansas. Pursuant to this replacement MP&S Agreement with Fidelity, we are no longer contractually obligated for any losses on payday cash advances and installment loans made in Arkansas, and as a result we no longer accrue any amounts for excess bank losses relating to our operations in Arkansas. Effective July 6, 2005, we terminated our MP&S Agreement with Republic relating to North Carolina and entered into a new MP&S Agreement with Fidelity relating to North Carolina. Pursuant to this replacement MP&S Agreement with Fidelity, we were no longer contractually obligated for any losses on payday cash advances and installment loans made in North Carolina, and as a result we no longer accrue any amounts for excess bank losses relating to our operations in North Carolina.

        Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas and began conducting business in those centers as a CSO. Under our prior MP&S Agreement with the lending bank in Texas for payday cash advances made under the agency business model, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred. Under the CSO Agreement with the unaffiliated third-party lender in Texas, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to its customers that are referred by us.

        Approximately 24.4% and 15.9% of our total revenues and 22.6% and 15.8% of our total center gross profit, in the years ended December 31, 2004 and 2005, respectively, was derived from marketing, processing and servicing fees paid to us by the lending banks.

        Although we market, process and service payday cash advances and, as of July 2005, installment loans offered, made and funded by the lending banks under the agency business model in Pennsylvania, North Carolina (prior to closing our North Carolina centers on December 22, 2005) and Arkansas, each lending bank is responsible for evaluating each of its customers' applications and determining whether the payday cash advance and/or installment loan is approved. The lending banks for which we act as agent, utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks' payday cash advance or installment loan approval process, we are not involved in determining the approval procedures or criteria of the lending banks and, in the normal course of business, we do not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks' payday cash advances and installment loans are not included in our payday cash advance and installment loan portfolios nor are they reflected on our balance sheet within our advances and fees receivable, net. Under our MP&S Agreements with lending banks that were offering payday cash advances in Michigan, Texas, North Carolina and Arkansas prior to July 2005, the lending banks were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers. This continues to be the case under our amended MP&S Agreement with BankWest with respect to Pennsylvania, but not under our MP&S Agreements with Fidelity with respect to North Carolina and Arkansas, pursuant to which Fidelity is responsible for any and all losses on payday cash advances and installment loans. If the amount of uncollected payday cash advances and installment loans exceeds BankWest's contractual obligation, we could be obligated to pay the lending bank the outstanding amount of the advances or installment loan plus its fees and/or interest receivable, less its contractually obligated portion of the losses. As of December 31, 2005, our aggregate contingent liability to BankWest with respect to Pennsylvania amounted to $17.0 million, which was not included on our balance sheet. We could also be obligated to pay this amount to the lending bank if, as a result of a change in law, regulation or otherwise, the lending bank's payday cash advances and installment loans were to become uncollectible.

        Because of our economic exposure for excess bank losses related to the lending banks' payday cash advances and installment loans, we have established an accrual for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances and installment loans. The accrual for excess bank losses that was reported in our balance sheet was $3.2 million and $1.4 million as of December 31, 2004 and 2005, respectively. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts for the standard business model payday cash advances. If BankWest's payday cash advance and installment loans losses are materially greater than our accrual for excess bank losses, our business, results of operations and financial condition could be materially adversely affected.

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2005, including periodic interest payments, included the following (dollars in thousands)

	Payment due by period
Contractual Cash Obligations	Total	2006	2007 and 2008	2009 and 2010	2011 and thereafter
Long-term debt obligations:
Revolving credit facility	$37,933	$—	$—	$37,933	$—
Mortgage payable	9,161	797	1,594	1,594	5,176
Note payable	554	174	276	104	—
Operating lease obligations(1)	124,002	53,644	59,325	10,699	334
Purchase obligations	1,864	1,864	—	—	—

Total	$173,514	$56,479	$61,195	$50,330	$5,510

(1)
Includes leases for aircraft hangar space, centers, security equipment and fax equipment.

  Long-Term Debt Obligations

        Revolving Credit Facility.    On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50.0 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit us to operate as a CSO in Texas.

        As of December 31, 2005, we had approximately $37.9 million outstanding on the revolving portion of our credit facility and approximately $14.6 million of letters of credit outstanding, leaving approximately $212.5 million available for future borrowings under our credit facility.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of December 31, 2005, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.5%.

        The applicable rate is chosen at the time a draw down is requested under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three- or six-month terms. In the case of a base rate loan, notice must be given to the bank on the business day prior to the date of the required borrowing and in the case of a LIBOR-based loan notice must be given to the bank on the third business day prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

        Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at December 31, 2005.

        We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases.

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.5 million and $6.2 million at December 31, 2004 and December 31, 2005, respectively. The mortgage is payable to an insurance company and is collaterized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.6 million and $5.4 million at December 31, 2004 and December 31, 2005, respectively.

  Operating Lease Obligations

        We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and have certain other leases for security and office equipment. The lessor under three center leases, the aircraft hanger space lease and other office and warehouse space leases are companies controlled by our Chairman. See "Item 8. Financial Statements and Supplementary Data—Note 13. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2005, our purchase obligations totaled approximately $1.9 million.

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

Impact of New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In December 2003, a revised version of FIN 46 ("FIN 46R") was issued. FIN 46R addresses reporting and disclosure requirements for Variable Interest Entities ("VIE"). It defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. See "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entity" for the impact of adopting FIN 46R on our results of operations and financial condition as well as other disclosures required by FIN 46R.

        In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, Accounting Changes, for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. We do not expect the adoption of SFAS No. 154 in January 2006 to have a material impact on our financial condition or results of operations.

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

  •
  the closing of centers in North Carolina;

  •
  the lending banks in Pennsylvania and Arkansas ceasing to originate payday cash advances and installment loans;

  •
  our ability to identify and implement any alternative methods of doing business in Pennsylvania and Arkansas;

  •
  current and future litigation and regulatory proceedings against us, including but not limited to those against us in Florida, Georgia and North Carolina;

  •
  federal and state governmental regulation of payday cash advance services, consumer lending and related financial services businesses;

  •
  our ability to efficiently and profitably manage a credit services organization business and a check-cashing business;

  •
  customer demand and response to services and products offered at our centers;

  •
  the uncertainty of consumer and investor reception to our involvement with credit services, check-cashing services and other alternative methods for conducting business;

  •
  the accuracy of our estimates of losses;

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

  •
  our lack of product and business diversification; and

  •
  the other matters set forth under "Item 1A. Risk Factors" above.

        We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

        You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Annual Report, including under "Item 1A. Risk Factors," "Item 1. Business" and this Item 7.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2004 and 2005. In addition, our variable interest expense is sensitive to changes in the general level of interest rates. The weighted average interest rate on our $39.5 million of variable interest debt as of December 31, 2004 was approximately 6.35%. The weighted average interest rate on our $37.9 million of variable interest debt as of December 31, 2005 was approximately 7.38%.

        We had total interest expense of $16.0 million, $17.2 million and $4.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $1.7 million in 2003, $2.4 million in 2004 and $0.4 million in 2005.

  Credit Risk

        Under the agency business model, all charges of fees and/or interest paid by a lending bank's customers are deposited directly to the lending bank's bank account. We invoice each bank for the marketing, processing and servicing fees payable to us by such bank. In addition, the lending bank in Pennsylvania is responsible for making payments to us if actual payday cash advance and installment loan losses are less than the payday cash advance and installment loan losses retained by the lending bank. We are subject to the risk that the lending banks will fail to pay all or a portion of the amounts due to us or that they will fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.:

        We have completed an integrated audit of Advance America, Cash Advance Centers, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Spartanburg, South Carolina
March 15, 2006

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets

December 31, 2004 and December 31, 2005

(in thousands, except per share data)

	2004	2005
Assets
Current assets
Cash and cash equivalents	$18,224	$27,259
Advances and fees receivable, net	155,009	193,468
Deferred income taxes	3,141	6,367
Other current assets	9,887	5,033

Total current assets	186,261	232,127
Restricted cash	9,110	10,034
Property and equipment, net	72,247	64,990
Goodwill	122,324	122,586
Other assets	7,597	6,651

Total assets	$397,539	$436,388

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,911	$9,306
Accrued liabilities	23,027	29,895
Income taxes payable	2,169	11,349
Accrual for excess bank losses	3,219	1,373
Current portion of long-term debt	471	503

Total current liabilities	42,797	52,426
Revolving credit facility	39,506	37,933
Long-term debt	6,660	6,185
Deferred income taxes	12,286	15,706
Other liabilities	—	44

Total liabilities	101,249	112,294

Non-controlling interest in variable interest entity	—	21,069
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 83,958 outstanding as of December 31, 2004 and 96,821 shares issued and 82,219 outstanding at December 31, 2005	968	968
Paid in capital	280,553	282,840
Retained earnings	52,492	83,842
Common stock in treasury (12,863 and 14,602 shares at cost at December 31, 2004 and December 31, 2005, respectively)	(37,723)	(64,625)

Total stockholders' equity	296,290	303,025

Total liabilities and stockholders' equity	$397,539	$436,388

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income

Years Ended December 31, 2003, 2004 and 2005

(in thousands, except per share data)

	2003	2004	2005
Revenues:
Fees and interest charged to customers	$362,262	$430,859	$529,953
Marketing, processing and servicing fees	127,272	139,329	100,113

Total revenues	489,534	570,188	630,066
Provision for doubtful accounts and agency bank losses	(64,681)	(89,236)	(115,060)

Net revenues	424,853	480,952	515,006

Center Expenses:
Salaries and related payroll costs	131,369	160,047	171,092
Occupancy costs	51,798	67,305	80,540
Center depreciation expense	11,603	13,719	14,902
Advertising expense	23,857	26,082	24,137
Other center expenses	41,300	47,087	52,712

Total center expenses	259,927	314,240	343,383

Center gross profit	164,926	166,712	171,623
Corporate and Other Expenses (Income):
General and administrative expenses	35,066	42,081	51,151
General and administrative expenses with related parties	1,368	2,021	607
Corporate depreciation expense	3,433	3,942	4,483
Options purchase expense	3,547	—	—
Lending bank contract termination expense	6,525	—	—
Interest expense	5,971	7,303	4,331
Interest expense with related parties	10,012	9,862	—
Interest income	(86)	(161)	(351)
Loss on disposal of property and equipment	990	814	715
Loss on impairment of assets	—	1,288	2,918
Transaction related expense	—	2,466	—

Income before income taxes	98,100	97,096	107,769
Income tax expense	1,925	14,041	43,776

Income before income of consolidated variable interest entity	96,175	83,055	63,993
Income of consolidated variable interest entity	—	—	(1,003)

Net income	$96,175	$83,055	$62,990

Net income per common share
Basic	$1.40	$1.20	$0.76
Diluted	$1.40	$1.20	$0.76
Dividends declared per common share	$1.48	$1.15	$0.38
Weighted average number of shares outstanding
Basic	68,667	69,126	83,124
Diluted	68,787	69,126	83,124
Pro Forma Data (unaudited):
Historical income before taxes		$97,096
Pro forma income tax expense		39,247

Net income adjusted for pro forma income tax expense		$57,849

Pro forma net income per common share—basic and diluted		$0.84
Weighted average pro forma number of shares outstanding—basic and diluted		69,126

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2003, 2004 and 2005

(in thousands, except per share data)

	Common Stock					Common Stock In Treasury
		Par Value	Paid-In Capital	Retained Earnings	Other Comprehensive Loss
	Shares					Shares	Amount	Total
Balances, January 1, 2003	81,530	$815	$78,719	$54,546	$(1,350)	(12,863)	$(37,723)	$95,007
Comprehensive income
Net income	—	—	—	96,175	—	—	—	96,175
Changes in fair value and amortization of interest rate swap	—	—	—	—	1,350	—	—	1,350

Total comprehensive income	—	—	—	—	—	—	—	97,525
Dividends paid ($1.48 per share)	—	—	—	(101,493)	—	—	—	(101,493)

Balances, December 31, 2003	81,530	815	78,719	49,228	—	(12,863)	(37,723)	91,039
Net income	—	—	—	83,055	—	—	—	83,055
Dividends paid ($1.15 per share)	—	—	—	(79,791)	—	—	—	(79,791)
Issuance of restricted stock	233	3	(3)	—	—	—	—	—
Amortization of restricted stock	—	—	49	—	—	—	—	49
Issuance of common stock	14,333	143	214,857	—	—	—	—	215,000
Common stock issuance costs	—	—	(20,099)	—	—	—	—	(20,099)
Issuance of common stock for for purchase of aircraft	686	7	7,030	—	—	—	—	7,037
Issuance of common stock for acquisition of Church & Commerce	39	—	—	—	—	—	—	—

Balances, December 31, 2004	96,821	968	280,553	52,492	—	(12,863)	(37,723)	296,290
Net income	—	—	—	62,990	—	—	—	62,990
Dividends paid ($0.38 per share)	—	—	—	(31,575)	—	—	—	(31,575)
Dividends payable	—	—	—	(65)	—	—	—	(65)
Purchases of treasury stock	—	—	—	—	—	(1,963)	(25,685)	(25,685)
Issuance of restricted stock	—	—	—	—	—	305	—	—
Forfeitures of restricted stock	—	—	1,217	—	—	(81)	(1,217)	—
Amortization of restricted stock	—	—	1,053	—	—	—	—	1,053
Stock option expense	—	—	186	—	—	—	—	186
Common stock issuance costs	—	—	(169)	—	—	—	—	(169)

Balances, December 31, 2005	96,821	$968	$282,840	$83,842	$—	(14,602)	$(64,625)	$303,025

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	2003	2004	2005
Cash flows from operating activities
Net income	$96,175	$83,055	$62,990
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	—	—	1,003
Depreciation	15,036	17,661	19,385
Non-cash interest expense	1,065	906	981
Provisions for doubtful accounts and agency bank losses	64,681	89,236	115,060
Agency bank charge-offs, net of recoveries	(18,369)	(22,471)	(17,445)
Deferred income taxes	1,060	8,843	194
Loss on disposal of property and equipment	990	814	715
Loss on impairment of assets	—	1,288	2,437
Amortization of restricted stock	—	49	1,053
Stock option expense	—	—	186
Changes in operating assets and liabilities
Other current assets	4,382	(6,768)	4,881
Other assets	(1,862)	3,908	(13)
Accounts payable	681	5,507	(3,633)
Accrued liabilities	1,245	(5,939)	3,768
Income taxes payable	(1,629)	2,134	9,181

Net cash provided by operating activities	163,455	178,223	200,743

Cash flows from investing activities
Changes in advances and fees receivable, net	(67,815)	(83,974)	(137,808)
Changes in restricted cash	(6,520)	1,031	(925)
Proceeds from note receivable	2,400	—	—
Acquisition of business, net of cash acquired	—	—	(352)
Proceeds from sale of property and equipment	43	23	6,774
Purchases of property and equipment	(21,437)	(28,448)	(18,930)

Net cash used in investing activities	(93,329)	(111,368)	(151,241)

Cash flows from financing activities
Proceeds from issuance of common stock	—	215,000	—
Increase in non-controlling interest of variable interest entity	—	—	19,973
Proceeds from (payments on) revolving credit facility, net	28,455	(89,136)	(1,572)
Common stock issuance costs	—	(20,099)	(169)
Payments on mortgage payable	(287)	(307)	(334)
Proceeds from note payable	—	610	—
Payments on note payable	—	—	(110)
Payments of financing costs	(220)	(3,068)	(23)
Purchases of treasury stock	—	—	(25,685)
Payments of dividends	(101,493)	(79,791)	(31,575)
Changes in book overdrafts	228	1,465	(972)
Proceeds from debt with related parties	7,000	—	—
Payments on debt with related parties	—	(83,789)	—

Net cash used in financing activities	(66,317)	(59,115)	(40,467)

Net increase in cash and cash equivalents	3,809	7,740	9,035
Cash and cash equivalents, beginning of period	6,675	10,484	18,224

Cash and cash equivalents, end of period	$10,484	$18,224	$27,259

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$15,217	$19,236	$3,179
Income taxes	2,494	2,271	34,402
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,452	1,818	3,071
Issuance of note payable related to purchase of software	—	610	—
Issuance of common stock for purchase of aircraft	—	7,037	—
Deferred tax liability resulting from difference in book and tax basis of aircraft acquired	—	3,257	—
Restricted stock dividends payable	—	—	65
Issuance of restricted common stock	—	3,500	3,669
Net assets acquired through acquisition of business	—	—	168

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

1. Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Description of Business

        The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. ("AACACI"), its wholly owned subsidiaries (collectively, the "Company") and, prior to its acquisition on December 21, 2004, the one consolidated special purpose entity related to its corporate headquarters. At December 31, 2005, the Company's consolidated financial statements also include the accounts of a variable interest entity for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

        At December 31, 2005, the Company operated 2,604 centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash"). In each state, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. In most states in which the Company conducts business, it makes payday cash advances directly to customers (which is referred to as the standard business model). In other states in which the Company conducts business, it acts as marketing, processing and servicing agent through its centers for Federal Deposit Insurance Corporation ("FDIC") supervised, state-chartered banks that make payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they are located and of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company acts as an agent are referred to as the lending banks. As of December 31, 2005, the Company was operating under the standard business model in 2,473 centers in 34 states and serving as agent for the lending banks under the agency business model in 131 centers located in Arkansas and Pennsylvania.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2004 and 2005. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the FDIC.

Restricted Cash

        Restricted cash includes cash in certain money market accounts and certificates of deposit. Restricted cash is restricted due to certain states' liquidity requirements.

Revenue Recognition and Advances and Fees Receivable

        Revenues on payday cash advances (and as of July 2005, installment loans under the agency business model) can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized on payday cash advances made by the Company under the standard business model on a constant-yield basis ratably over the term of each payday cash advance. Under the agency business model, all charges of fees and/or interest paid by the lending banks' customers are deposited directly to the respective lending bank's bank account, and the Company's revenues consist of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to

July 2005, these fees included the losses for which the lending banks were contractually obligated in each of the states where the Company operated its agency business model. As of July 2005, these fees include only the losses for which the lending bank operating in Pennsylvania is contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each payday cash advance and installment loan.

        Advances and fees receivable are carried at cost less unearned revenues and the allowance for doubtful accounts.

        When the bank returns a customer's check for non-sufficient funds, closed account or other reasons, the account is recognized as a returned item receivable and is included in advances and fees receivable, net. Returned item receivables were $25.7 million and $35.2 million at December 31, 2004 and 2005, respectively.

Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        The allowance for doubtful accounts represents management's estimate of the amount necessary to absorb probable inherent losses in advances and fees receivable and the accrual for excess bank losses relates to the contingent liability associated with advances and fees receivable made by the lending banks. The total estimated losses consist of (1) an allowance for doubtful accounts for estimated losses for payday cash advances under the standard business model and (2) the amount accrued for excess bank losses for the Company's share of the losses on payday cash advances and installment loans the Company markets, processes and services for the lending banks under the agency business model.

        The payday cash advances and installment loans made and funded by the lending banks under the agency business model are not reflected on the Company's balance sheet within the advances and fees receivable, net because these advances and installment loans are repayable solely to the lending banks and are assets of the lending banks.

        Historically, the lending banks have been contractually obligated for a portion of the payday cash advance and installment loan losses. Those obligations, denominated as a percent of fees and interest, have typically ranged between 8% and 20%. Under the Company's current marketing, processing and servicing agreement with the lending bank in Pennsylvania, the lending bank continues to be contractually obligated for loan losses up to 8.5% of fees and interest. Subsequent to July 2005, under the Company's marketing, processing and servicing agreements with the lending bank in Arkansas and North Carolina, the lending bank has been contractually obligated for all loan losses. The portion of payday cash advances, installment loans and fees deemed to be uncollectible is charged against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and subsequent recoveries, if any, are credited to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

        Management believes that the allowance for doubtful accounts and accrual for excess bank losses are adequate. Management's ongoing evaluation of the adequacy of the allowance for doubtful accounts and accrual for excess bank losses is based on its evaluation of the payday cash advances and installment loans outstanding, historical experience and such other factors that, in management's judgment, deserve consideration in estimating probable losses.

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

        The allowance for doubtful accounts and accrual for excess bank losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised. For those states where the Company operates under the standard business model, this estimate of future losses on receivables is recorded as a reduction of advances and receivables, net on the Company's balance sheet.

        Charge-offs include (1) the unpaid portion of checks deposited and subsequently returned due to non-sufficient funds in the customers' accounts or other reasons and (2) unpaid loans of customers who file for bankruptcy. Under the standard business model, the amount of the unpaid payday cash advances and the related fees and/or interest are charged off if a customer does not make payment of at least 15% of his or her outstanding balance within 60 days of the due date. Under the agency business model, the amount of the unpaid payday cash advances and installment loans and the related fees and/or interest are generally charged off 60 days after the due date. Unpaid payday cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for excess bank losses may be necessary if conditions differ substantially from the Company's assumptions used in assessing their adequacy.

Property and Equipment

        Property and equipment, including improvements that significantly extend useful lives, are recorded at cost. Cost includes major expenditures for improvements and replacements that extend useful lives and interest costs associated with significant capital expenditures. Maintenance and repairs are expensed when incurred. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as follows: building, 40 years; aircraft, 20 years; land improvements, 7 years; leasehold improvements, office equipment and furniture, 3 to 5 years; and software, 3 to 5 years. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in income.

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company records impairment losses in the period in which it identifies such impairment. The Company had no such impairment losses in 2003. The Company recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia. See Note 12 for further discussion of the Company's Georgia operations. The Company recorded in the third quarter 2005 an impairment of assets expense of approximately $0.4 million to write-off the undepreciated costs of underperforming centers identified for future closure and approximately $1.5 million in connection with the sale of one of its aircraft. The Company recorded in the fourth quarter 2005 an impairment of assets expense of approximately $1.0 million to write-off the undepreciated costs of the 117 centers located in North Carolina. See Note 12 for further discussion of the Company's North Carolina operations.

        The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalizes internal use software if that software meets the following criteria:

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

Cash Overdrafts

        The Company has included in accounts payable book overdrafts of $4.7 million and $3.8 million at December 31, 2004 and 2005, respectively.

Operating Leases

        The Company's center leases typically have a lease term of three years and contain lessee renewal options and cancellation clauses in the event of regulatory changes. Because of the economic penalties associated with relocating its centers, combined with the loss of customers and additional capital requirements, the Company typically renews its leases for one or more options periods. Accordingly, the Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured.

Concentration of Risk

        The Company marketed, processed and serviced payday cash advances, and, beginning in July 2005, installment loans under either the standard or agency business model, to a broad base of individuals in 37 states in the United States during the year ended December 31, 2005. For the years ended December 31, 2003, 2004 and 2005, total revenues within five states accounted for approximately 44%, 42% and 41%, respectively, of the Company's total revenues.

Advertising Costs

        Advertising costs are expensed when incurred.

Pre-opening Costs

        New center pre-opening costs are expensed when incurred.

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

Income Taxes

        Effective October 1, 2001, AACACI filed an election to convert to Subchapter S status. Certain subsidiaries also converted to Subchapter S status as part of this election. The Company terminated these elections on December 21, 2004. For the years ended December 31, 2003 and 2004, approximately 91% of total revenues were attributable to companies that had elected Subchapter S status.

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

Derivative and Hedging Activities

        The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for trading purposes.

        In order to limit its exposure to interest rate fluctuations, the Company had an interest rate swap agreement in May 2001 that converted a portion of its variable rate debt outstanding under its credit facility to a fixed rate of 4.78% plus the margin. The notional amount of this swap was $12.5 million at December 31, 2003. The swap notional amount amortized by $2.5 million per month and matured on May 7, 2004. The interest rate swap was accounted for as a cash flow hedge. The fair value was recorded on the balance sheet with changes in the fair value recorded in other comprehensive income in stockholders' equity.

Earnings per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of restricted stock and stock options. Unvested shares of restricted stock of 233,329 and 391,488 at December 31, 2004 and 2005, respectively, and options to purchase 1,200,000 shares of common stock that were outstanding at December 31, 2005 were not included in the computation of diluted earnings per share since the effect of including these options would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	68,667	69,126	83,124
Effect of dilutive options and unvested restricted stock	120	—	—

Weighted average number of common shares outstanding—diluted	68,787	69,126	83,124

Stock-Based Compensation Plans

        The Company's stock-based compensation plans include the Stock Option Plan of Advance America, Cash Advance Centers, Inc., which was terminated in November 2002 (the "Former Plan"), the 2004 Omnibus Stock Plan, which was approved by the Company's Board of Directors in 2004, and a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, both of which are between the Company and the Company's President and Chief Executive Officer and were approved by the Company's Board of Directors in 2005.

        For the Former Plan, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As allowed by SFAS No. 123, the Company applied the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Former Plan for the year ended December 31, 2003. Accordingly, compensation cost at the date of grant for stock options was measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee was required to pay to acquire the stock. If compensation cost at the date of grant for the Former Plan had been determined based on the fair value at the grant date for awards under the plan consistent with the method established by SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 2003 would approximate the pro-forma amounts below (in thousands, except per share data):

2003
Net income, as reported	$96,175
Stock-based compensation included in reported net income(1)	3,547
Total stock-based compensation expense determined under fair value method for all awards(1)	(166)

Pro-forma net income	$99,556

Earnings per share
Basic—as reported	$1.40
Basic—pro-forma	1.45
Diluted—as reported	1.40
Diluted—pro-forma	1.45
Weighted average number of shares outstanding:
—basic	68,667
—diluted	68,787

(1)
The Company's compensation adjustments are not net of tax for the year ended December 31, 2003 due to AACACI's S corporation status for that year.

        During the fourth quarter of 2003, the Company redeemed or provided for the redemption of all remaining options outstanding under the Former Plan.

        Under the Company's 2004 Omnibus Stock Plan, the 2005 Nonqualified Stock Option Agreement and the 2005 Restricted Stock Agreement (the "Current Plans"), the Company has granted shares of restricted stock (in 2004 and 2005) and options to purchase the Company's common stock (in 2005). For the year ended December 31, 2004, the Company adopted SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123 (R)"). As required by SFAS No. 123 (R), the Company uses the fair value method of accounting for compensation cost for its restricted stock and stock options. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and will be recognized over each award's respective service period. See Note 11 for the impact of adopting SFAS No. 123 (R) on the Company's results of operations and financial condition as well as other disclosures required by SFAS No. 123 (R).

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

Risks and Uncertainties

        The Company's future operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to differ materially from expectations include, but are not limited to: application of laws and regulations to the Company's business, as more fully disclosed in Note 2; the Company's ability to manage credit risk; continued access to revolving credit facilities; and interest rate fluctuation on variable rate debt. The Company manages these risks through political and legal efforts, continual evaluation of payday cash advance loss experience and, occasionally, entering into interest rate hedging instruments, respectively.

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

Business Segment

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131"), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance. For purposes of disclosure required by SFAS No. 131, the Company operates in one segment, retail financial services.

Insurance Recoveries

        As a result of the named Hurricanes during the last half of 2005, the Company incurred property and equipment losses and the interruption of its business at certain centers. Accordingly, the Company has recorded a receivable for insurance recoveries as of December 31, 2005 of $1.0 million, which is included as an other receivable in advances and fees receivable, net. Of this amount, approximately $0.8 million was recorded as a reduction of the provision for doubtful accounts and agency bank losses in the accompanying consolidated statements of income.

Recently Issued Accounting Pronouncements

        In January 2003, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued. In December 2003, a revised version of FIN 46 ("FIN 46R") was issued. FIN 46R addresses reporting and disclosure requirements for Variable Interest Entities ("VIE"). It defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. See Note 16 for the impact of adopting FIN 46R on the Company's results of operations and financial condition as well as other disclosures required by FIN 46R.

        In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, Accounting Changes, for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company does not expect the adoption of SFAS No. 154 in January 2006 to have a material impact on its financial condition or results of operations.

Revisions to the Consolidated Statements of Cash Flows

        The Company has revised the consolidated statements of cash flows for the years ended December 31, 2003 and 2004 to properly present the provision for agency bank losses related to off-balance sheet receivables. The effect of the revision is to decrease 2003 and 2004 net cash provided by operating activities by $18.1 million and $22.1 million, respectively, and to decrease 2003 and 2004 net cash used in investing activities by the same amounts. The revision does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company's consolidated statements of income or any related earnings per share amounts for any of the periods presented.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation.

2. Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2005, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of December 31, 2005, the Company operated in 34 of these 39 states under the standard business model and in one of these states under the agency business model.

        The Company does not conduct business in the remaining four of these 39 states or in the District of Columbia because the Company does not believe it is economically attractive at this time to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states did not have laws specifically authorizing the payday cash advance business. As of December 31, 2005, the Company operated in one of these 11 states under the agency business model, serving as marketing, processing and servicing agent through its centers for a lending bank that makes payday cash advances and installment loans to their customers in those states.

        The Company's centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting a payday cash advance business in the state.

        Although states provide the primary regulatory framework under which the Company offers payday cash advance services, certain federal laws also impact the business. The Company's payday cash advance services are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

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

        The lending banks for which the Company has acted as marketing, processing and servicing agent are subject to federal and state banking regulations. As state-chartered banks, the lending banks are subject to supervision by the FDIC. Additionally, the lending banks are subject to regular examination by other state and federal regulatory authorities. Because of the Company's contractual relationships with the lending banks, the Company's own activities regarding the lending banks' payday cash advances are also subject to examination by the FDIC and these other regulatory authorities. To the extent an examination involves a review of the lending banks' payday cash advances and related processes, a regulatory authority may require the Company to provide information, grant access to its centers, personnel and records and alter its business practices or prevent the lending banks from providing payday cash advances using agents such as the Company.

        Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

3. Marketing, Processing and Servicing Arrangements

        As part of the agency business model, the Company is party to marketing, processing and servicing agreements ("MP&S Agreements") with the lending banks that offer payday cash advances and, as of July 2005, installment loans. The Company's marketing, processing and servicing duties typically include the following:

  a)
  taking applications from prospective customers of the lending bank;

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

        In Pennsylvania, North Carolina and Arkansas, the Company is compensated under these MP&S Agreements by the lending banks for marketing, processing and servicing the payday cash advances and, as of July 2005, installment loans the lending banks make to their customers. The Company was previously a party to MP&S Agreements with lending banks offering payday cash advances in Texas and Michigan, which agreements were terminated in June and/or July 2005, and the Company no longer operates in Texas or Michigan under the agency business model. Although the Company markets, processes and services payday cash advances and, now, installment loans made by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers' applications and determining whether the payday cash advance or installment loan is approved. The Company is not involved in the lending banks' payday cash advance or installment loan approval process or the determination of their approval procedures or criteria, and the Company generally does not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks; accordingly, they are not included in the Company's balance sheet. On September 15, 2005, the lending bank for which the Company markets, processes and services payday cash advances and installment loans in its 117 centers in North Carolina suspended its payday cash advance and installment loan originations. On December 22, 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operations of payday advances. In accordance with the Commissioner of Bank's Order, the North Carolina subsidiary ceased all business operations on December 22, 2005.

        Prior to July 2005, each lending bank with whom the Company had entered into a MP&S Agreement was contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. The Company's marketing, processing and servicing fee increased by the lending bank's contractual obligation for losses. If the amount of the lending bank's uncollected payday cash advances and installment loans exceeded the lending bank's contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank's fees and/or interest receivable on the advances, less the lending bank's contractually obligated portion of the losses. The outstanding balances of the lending banks' advances, installment loans and fees receivable serviced by the Company were approximately $61.8 million and $21.9 million at December 31, 2004 and 2005, respectively. Beginning in July 2005, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas became responsible for any and all losses associated with its payday cash advances and installment loans, while the lending bank offering payday cash advances and installment loans in Pennsylvania continued to be contractually obligated only for losses in an amount established as a percentage of the interest and/or fees charged by the bank to its customers.

        During 2001, the Company entered into a note agreement in which the Company loaned a lending bank $3.0 million for five years. Monthly principal payments of $50,000 plus interest were due through 2006. The note bore interest at 8% per annum, increasing by 2% each year. During 2002, a regulator filed an enforcement action regarding this lending bank's payday lending activities. In March 2003, the Company paid this lending bank $6.3 million to terminate the two existing contracts to market, process and service on behalf of the bank in Pennsylvania and North Carolina. The lending bank repaid the note in full.

4. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2004	2005
Payday advances receivable	$137,309	$165,212
Fees and interest receivable	21,942	25,945
Returned items receivable	25,705	35,244
Loans and fees receivable of consolidated variable interest entity	—	24,905
Lending bank receivable	10,762	2,342
Other	1,833	3,350
Allowance for doubtful accounts	(29,221)	(45,585)
Unearned revenues	(13,321)	(17,945)

Advances and fees receivable, net	$155,009	$193,468

5. Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2003	2004	2005
Beginning balance	$18,091	$23,021	$29,221
Provision for doubtful accounts	46,552	67,169	99,460
Charge-offs	(51,873)	(73,839)	(105,411)
Recoveries	10,251	12,870	22,315

Ending balance	$23,021	$29,221	$45,585

        Changes in the accrual for excess bank losses were as follows (in thousands):

	2003	2004	2005
Beginning balance	$3,863	$3,623	$3,219
Provision for agency bank losses	18,129	22,067	15,600
Charge-offs	(24,531)	(29,323)	(23,761)
Recoveries	6,162	6,852	6,315

Ending balance	$3,623	$3,219	$1,373

        The provision for agency bank losses consists of those losses for which the lending banks under the agency business model are contractually obligated and an estimate by which actual losses will differ from the lending banks' contractual obligation (which is referred to as provision for excess bank losses).

6. Property and Equipment, net

        Property and equipment consisted of the following (in thousands):

	2004	2005
Land and land improvements	$1,479	$1,479
Leasehold improvements	34,467	39,145
Office furniture and equipment	62,511	67,206
Software	10,861	17,260
Building	5,293	5,293
Aircraft	10,294	2,790
Construction in progress	6,766	3,486

Property and equipment	131,671	136,659
Less accumulated depreciation	(59,424)	(71,669)

Property and equipment, net	$72,247	$64,990

7. Goodwill

        Goodwill represents the excess cost over the fair value of assets acquired and, prior to January 1, 2002, was being amortized over fifteen years under the straight-line method. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result, effective January 1, 2002, the Company no longer recorded approximately $10 million of amortization each year relating to its existing goodwill. The Company tests its goodwill for impairment annually or if there is a significant change in the business environment. The results of the 2003, 2004 and 2005 tests indicated there was no impairment.

8. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2004	2005
Employee compensation	$9,678	$8,819
Health and dental insurance	3,364	3,352
Severance	248	905
Workers' compensation	3,521	4,120
Legal	827	583
Construction in progress	1,818	3,071
Branch closing costs	55	2,235
Accounting and tax	550	1,362
Property, sales and franchise taxes	585	676
Other	2,381	4,772

Total	$23,027	$29,895

9. Revolving Credit Facility and Long-Term Debt

Revolving Credit Facility

        On July 16, 2004, the Company amended and restated its prior credit facility. This facility, as subsequently amended (the "2004 Facility") provides the Company with a $265 million revolving line of credit, including the ability to issue up to $20 million in letters of credit and to spend up to $50 million on the repurchase of the Company's outstanding common stock. The maturity date of the 2004 Facility is July 16, 2009. The Company has the option to (i) increase the 2004 Facility by an additional $10 million and (ii) extend the maturity date to July 16, 2010, in each case upon satisfaction of certain covenants and conditions. In connection with this amendment, the Company incurred $3.1 million in loan origination costs in 2004 that were capitalized in other assets and are being amortized over the remaining term of the 2004 Facility.

        The 2004 Facility is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. The 2004 Facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1 million in the aggregate could cause all amounts outstanding under the 2004 Facility to become due and payable. The Company was in compliance with all covenants at December 31, 2004 and 2005.

        Borrowings under the Facility consisted of Base Rate Loans or Eurodollar Loans, or a combination thereof. Base Rate Loans bore interest at the greater of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate in effect on such day plus an amount that varied based upon the Company's Consolidated Senior Leverage Ratio (the Margin). Eurodollar Loans bore interest at the 1-Month, 2-Month, 3-Month or 6-Month LIBOR rate plus the Margin.

        In order to limit its exposure to interest rate fluctuations, the Company had an interest rate swap agreement that converted a portion of its variable rate debt outstanding under the prior credit facility to a fixed rate of 4.78% plus the Margin. The notional amount of this swap was $12.5 million at December 31, 2003. The swap notional amount amortized by $2.5 million per month and matured on May 7, 2004.

        The weighted average interest rate was 6.35% and 7.38% for the 2004 Facility at December 31, 2004 and 2005, respectively.

        Total commitment fees paid were $0.2 million, $0.5 million, and $1.5 million for the years ended December 31, 2003, 2004, and 2005, respectively.

        The carrying value of the revolving credit facility approximated its fair value at December 31, 2004 and 2005.

        The Company had approximately $14.6 million in letters of credit outstanding at December 31, 2005.

Long-Term Debt

        Long-term debt consists of the following (in thousands):

	2004	2005
Mortgage payable	$6,521	$6,188
Note payable	610	500

Total long-term debt	7,131	6,688
Less current portion	(471)	(503)

Long-term debt	$6,660	$6,185

        The Company's corporate headquarters building was constructed and financed through a special purpose entity ("SPE") in 2001, which was controlled and owned by the Company's Chairman of the Board and certain of the Company's stockholders. Prior to December 21, 2004, the Company had no ownership interest in the SPE; however, the SPE was consolidated under prior accounting literature and continued to be consolidated in accordance with FIN 46 until the Company's acquisition of the

SPE. The SPE owns the Company's headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements and building) was $5.6 million at December 31, 2004 and $5.4 million at December 31, 2005.

        The fair value of the long-term debt is estimated using a discounted cash flow analysis and was approximately $7.1 million and $6.6 million at December 31, 2004 and 2005, respectively.

        Interest expense consists of the following (in thousands):

	2003	2004	2005
Interest expense:
National Cash Advance subordinated debt	$5,144	$4,791	$—
Stock repurchase subordinated debt	2,874	2,725	—
Notes payable to stockholders	1,994	2,346	—
Mortgage payable	510	498	488
Credit facility	4,552	6,113	2,731
Amortization of deferred financing costs	1,065	906	981
Capitalized interest on internally developed software	(242)	(259)	(91)
Other	86	45	222

Total interest expense	$15,983	$17,165	$4,331

        The National Cash Advance subordinated debt, which was unsecured and subordinate to the credit facility, was issued in connection with the Company's acquisition of National Cash and was amended on September 30, 2002. The maturity date and interest rate for $30.7 million of this debt was extended from October 15, 2004 to October 15, 2007 and increased from 10% to 13% effective October 1, 2002, respectively. This debt was repaid on December 21, 2004. The remaining $11.5 million of the National Cash Advance subordinated debt was not amended, bore interest at a rate of 10% and was repaid upon its maturity on October 15, 2004.

        The stock repurchase subordinated debt, which was unsecured and subordinate to the credit facility, was issued in connection with purchases of common stock that is now included in Treasury Stock, and was amended on September 30, 2002. The maturity date and interest rate for $16.4 million of this debt was extended from October 15, 2004 to October 15, 2007 and increased from 10% to 13% effective October 1, 2002, respectively. Approximately $3.8 million of the remaining stock repurchase subordinated debt was not amended, bore interest at a rate of 10% and was repaid upon its maturity date on October 15, 2004. The remaining $2.8 million of the stock repurchase subordinated debt was amended to increase the interest rate from 10% to 13% and was repaid on December 21, 2004.

        The notes payable to stockholders (the "Notes"), which were unsecured and subordinate to the credit facility and the National Cash Advance subordinated debt, were amended on September 30, 2002. The maturity date was extended from December 31, 2004 to October 15, 2007 and the interest rate was increased from 8.25% to 13% effective October 1, 2002, respectively. These Notes were repaid on December 21, 2004.

        Revolving credit facility and long-term debt maturities for the next five years and thereafter are (in thousands):

2006	$503
2007	507
2008	542
2009	38,479
2010	477
Thereafter	4,113

Total	$44,621

10. Income Taxes

        Income tax expense consisted of the following (in thousands):

	2003	2004	2005
Current
Federal	$—	$1,101	$36,359
State	865	4,098	7,223

	865	5,199	43,582
Deferred	1,060	8,842	194

Total	$1,925	$14,041	$43,776

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2003	2004	2005
Statutory income tax rate	35.0%	35.0%	35.0%
S corporation income not subject to tax	(33.3)	(29.9)	—
Conversion to C corporation status	—	6.4	—
State income taxes, net	0.2	2.8	4.4
Other	0.1	0.2	1.2

Effective income tax rate	2.0%	14.5%	40.6%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2004	2005
Deferred tax assets
Accrued expenses	$2,762	$4,113
Bad debts	1,819	2,491
Net operating loss carryforwards	845	631
Other	35	46

Total deferred tax assets	5,461	7,281
Deferred tax liabilities
Goodwill	(7,877)	(10,743)
Depreciation	(1,882)	(3,731)
Prepaid expenses	(1,590)	(1,477)
Book vs tax basis difference for aircraft	(3,257)	(669)

Total deferred tax liabilities	(14,606)	(16,620)

Net deferred tax liability	$(9,145)	$(9,339)

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

        Until the Company files its final income tax return as an S corporation, the amount of deferred income tax liability recorded as a result of the Company's conversion from an S corporation to a C corporation remains an estimate. Any change in this deferred income tax liability will result in a change in income tax expense when the final S corporation income tax return is filed. This should occur in the third quarter of 2006.

        As of December 31, 2004 and 2005, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $3.4 million and $0.8 million, respectively, which will begin to expire in 2014. A valuation allowance has not been recorded because management believes it is more likely than not that the entire deferred tax asset will be realized. At December 31, 2005, the Company had credit carryforwards for federal and state income tax purposes totaling approximately $0.4 million, which will begin to expire in 2010.

11. Stock-Based Compensation Plans

Former Plan

        The Company's Former Plan provided for the granting of stock options to certain officers and key employees to purchase shares of common stock in the Company. Options granted under the Former Plan vested ratably over a four-year period and expired ten years from the date of grant. No stock options were granted after 2001 under the Former Plan.

        The stock options granted under the Former Plan were at the estimated fair value of the stock at the grant date. A summary of the stock option activity and weighted average exercise prices under the Former Plan follows:

2003
	Options	Exercise Price
Outstanding, beginning of period	858,475	$3.13
Granted	—
Purchased	858,475	$3.13
Forfeited	—

Outstanding, end of period	—

Options exercisable	—

        The fair value of each option granted under the Former Plan was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 0% and an expected life of 4.8 years.

        During 2003, the Company purchased or provided for the redemption of the remaining outstanding options under the Former Plan. Total consideration for the options, including administrative costs, was $3.5 million for the year ended December 31, 2003, which amount is included in the accompanying consolidated statements of income as options purchase expense.

Current Plans

        In 2004, the Company adopted SFAS No. 123 (Revised), Share-Based Payment ("SFAS 123 (R)"). Accordingly, the Company measures the cost of its share-based employee compensation under its Current Plans at fair value and recognizes such cost in the financial statements over the requisite service period.

        The Company's 2004 Omnibus Stock Plan provides for the granting of restricted shares, stock options or other stock awards to certain directors, officers and other key employees of the Company. In December 2004, the Company issued 233,329 shares of restricted stock under this plan based on the Company's initial public offering price of $15 per share. The shares vest in three equal annual installments beginning on the first anniversary of the grant.

        During the year ended December 31, 2005, the Company issued an additional 54,823 restricted shares under the 2004 Omnibus Stock Plan. These restricted shares vest in three- or five-year equal annual installments beginning on the first anniversary of the grant.

        In August 2005, the Company granted to its President and Chief Executive Officer, nonqualified stock options to purchase 250,000 shares of the Company's common stock at an exercise price of $13.83 per share. These options vest in five equal annual installments beginning on the first anniversary of the grant and are within the Company's 2004 Omnibus Stock Plan.

        The weighted-average fair value of the options granted in August 2005 was $5.53 per option. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 2.6%, weighted average risk-free interest rate of 3.94%, expected volatility of 51% and a weighted average expected life of 5.41 years. These options expire ten years from the date of grant.

        Additionally, in October 2005, the Company granted to its President and Chief Executive Officer, a nonqualified stock option to purchase 700,000 shares of the Company's common stock at an exercise price of $12.11 per share, and granted him 250,000 shares of restricted common stock. These options and restricted shares vest in eight equal annual installments beginning on the first anniversary of the grant and are subject to various terms and restrictions in the related Nonqualified Stock Option Agreement and Restricted Stock Agreement. These stock options and restricted shares are outside the terms of the Company's 2004 Omnibus Stock Plan.

        Additionally, in October 2005, the Company granted to its Executive Vice President and Chief Financial Officer, a nonqualified stock option to purchase 250,000 shares of the Company's common stock at an exercise price of $12.11 per share. These options vest in eight equal annual installments beginning on the first anniversary of the grant and are within the Company's 2004 Omnibus Stock Plan.

        The weighted-average fair value of the 950,000 options granted in October 2005 was $4.73 per option. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 3.6%, weighted average risk-free interest rate of 4.48%, expected volatility of 50% and a weighted average expected life of 6.86 years. These options expire ten years from the date of grant.

        The grant date fair value of all shares of restricted stock was based on the market value of the Company's common stock on the dates of grant. These amounts are being amortized and charged to expense ratably over each award's respective vesting period. All stock options were granted with an exercise price equal to the market value of the Company's common stock on the dates of grant. The weighted-average fair values of all stock options are being charged to expense ratably over each award's respective vesting period.

        A summary of the Company's authorized and available shares, activity under its Current Plans and the weighted average stock option exercise prices follows:

		Outstanding
					Weighted Average Exercise Price
	Authorized	Restricted Stock	Stock Options	Available For Grant
Outstanding at December 31, 2003	—	—	—	—	—
Authorized	4,250,000	—	—	4,250,000	—
Granted	—	233,329	—	(233,329)	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—

Outstanding at December 31, 2004	4,250,000	233,329	—	4,016,671	—
Authorized	950,000	—	—	950,000	—
Granted	—	304,823	1,200,000	(1,504,823)	$12.47
Exercised	—	—	—	—	—
Canceled	—	(81,109)	—	81,109	—

Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	$12.47

        There were no options exercisable as of December 31, 2005.

        A summary of the Company's restricted stock activity and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2003	—	—
Granted	233,329	$15.00
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2004	233,329	15.00
Granted	304,823	12.04
Vested	(65,555)	15.00
Forfeited	(81,109)	15.00

Nonvested at December 31, 2005	391,488	$12.69

        The total grant-date fair value of restricted shares vested during the year ended December 31, 2005 was approximately $1.0 million and the total market value of these shares on the date vested was approximately $0.8 million.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2004 and 2005 follows (in thousands):

	Year Ended December 31,
	2004	2005
Stock-based compensation expense:
Restricted stock	$49	$1,053
Stock options	—	186

Total stock-based compensation expense	$49	$1,239

        As of December 31, 2005, the total compensation cost not yet recognized related to nonvested stock awards under the Company's Current Plans is approximately $10.5 million. The weighted average period over which this expense is expected to be recognized is approximately 6.5 years.

12. Commitments and Contingencies

Legal Proceedings

        The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and are involved in various other legal proceedings with state and federal regulators. The use of the terms "the Company" in this Note 12 includes the parent Company and the respective subsidiary where the context so requires.

        A Georgia statute, effective May 2004, essentially prohibits payday cash advance services in the state and effectively restricts the Company's ability to act as a marketing, processing and servicing agent for a lending bank in the state. In April 2004, the Company, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State ("BankWest vs. Baker"), seeking a declaration that the Georgia anti-payday cash advance law is unconstitutional, preempted by federal law and should not be enforced. The District Court denied the request. As a result, BankWest and the Company's Georgia subsidiary suspended operations in Georgia in 2004. The District Court's order was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and in June 2005 a two judge majority of a three judge panel affirmed the District Court's order. In December 2005, the Eleventh Circuit granted Petitions for Rehearing En Banc, vacated the majority's opinion and set the matter for oral argument in June 2006.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and William M. Webster, IV, the Company's Vice Chairman, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. On December 30, 2005, the court issued an Order granting defendants' motion for arbitration, staying the proceedings and denying class certification. The plaintiffs have appealed this Order to the North Carolina Court of Appeals.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for whom the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, Mr. Webster and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the "true lender" on the advances that were marketed, processed and serviced for BankWest in Georgia and the Company was the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. The Company removed the state court action to the U.S. District Court for the Northern District of Georgia, Atlanta Division, however the action was remanded back to the State Court of Cobb County in December 2005. The action will now proceed in state court.

        The Company's Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment which was granted in September 2005. In its holding, the court ruled that BankWest, was the "true lender." Plaintiffs have appealed this ruling and briefing is being completed. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against the Company.

        The Company, the Company's subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie") and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, in Florida. This putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County and alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, Consumer Finance Act, and Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Defendants' motion for summary judgment was originally granted as to Ms. Betts' claims but later reversed by a Florida appellate court. This decision is currently on appeal to the Florida Supreme Court. Ms. Reuter's claims were originally dismissed and defendants' motion to compel arbitration was granted by the state trial court. This ruling is currently on appeal to the Florida Supreme Court. The Florida Supreme Court stayed the appeal of Ms. Reuter's claims pending the U.S. Supreme Court's review of Buckeye Check Cashing, Inc., v. Cardegna, et al. ("Buckeye"), which held that a substantially similar arbitration agreement was unenforceable. On February 21, 2006, the U.S. Supreme Court reversed the Florida Supreme Court's holding in Buckeye. The U.S. Supreme Court held that where a contract contained an arbitration clause, any challenge to the validity of the contract is a question for an arbitrator rather than a state or federal court. The Company believes the U.S. Supreme Court's decision in Buckeye should be binding on Ms. Reuter's claims and that the Florida Supreme Court will reach a decision that is consistent with the U.S. Supreme Court's ruling in Buckeye.

        A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's subsidiary, Advance America, Cash Advance Centers of Florida, Inc. and certain officers and directors. The allegations are nearly identical to those alleged in the first Betts and Reuter lawsuit. The Company has filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case and to compel arbitration. Proceedings in this case have been stayed pending the disposition of the appeals in the original Betts and Reuter case.

        In August 2004, the North Carolina Attorney General's Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company's North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether operations in North Carolina are in compliance with North Carolina law. On February 1, 2005, the Commissioner of Banks initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. On December 22, 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. A Notice of Appeal to the North Carolina State Banking Commission was immediately filed and is pending. In accordance with the Commissioner of Bank's Order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005.

        On February 10, 2006, the Company joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Proposed Rules and Regulations Governing the Extension of Credit for Small Loans. The Proposed Rules recently promulgated by the Attorney General attempt to severely limit the payday loan industry in New Mexico. If the Company is unsuccessful in its attempt to obtain temporary or permanent relief from the Proposed Rules, the Company will be unable to operate profitably in New Mexico.

        In 2005, the United States Department of Labor initiated three investigations from its district offices in the field regarding the payment of overtime wages to certain employees. The Company has been cooperating with these ongoing investigations that could result in the payment of back wages, civil monetary penalties and other enforcement action.

        In addition to the cases discussed above, the Company is also involved in other litigation and administrative proceedings. This litigation includes employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws. The consequences of an adverse ruling in any current or future litigation or proceeding could have a material adverse effect on our results of operations and financial condition. The amount of loss, if any, cannot be reasonably estimated.

Other Commitments and Contingencies

        The Company's marketing, processing and servicing agreements with the lending banks contain certain indemnification provisions. These provisions provide for indemnification by the Company for costs to the banks related to legal and regulatory actions surrounding payday cash advance activities.

        The Company is self-insured for certain elements of its employee benefits, including workers' compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

        Substantially all center locations and certain office equipment are leased from third party lessors under operating leases. Total rent expense in 2003, 2004 and 2005 was $37.2 million, $48.8 million and $58.2 million, respectively. As of December 31, 2005, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2006	$53,644
2007	38,339
2008	20,986
2009	8,134
2010	2,565
Thereafter	334

Operating lease obligations	$124,002

        The Company enters into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2005, the Company's purchase obligations totaled approximately $1.9 million.

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

        Prior to December 21, 2004, the Company leased two jet aircraft from Wyoming Associates, Inc. ("Wyoming"), an enterprise owned by the Company's Chairman. Wyoming was determined to be a VIE. The Company's leasehold interest in aircraft owned by Wyoming was deemed to be a variable interest in aircraft owned by Wyoming; however, the Company was not deemed to be the primary beneficiary. The Company leased, on a month-to-month basis, certain aircraft of Wyoming but did not provide guarantees related to the aircraft; therefore, the Company was not exposed to the losses of Wyoming. The Company acquired these two jet aircraft on December 21, 2004 through the issuance of 686,217 shares of common stock, which the Board of Directors determined to be the fair value of the two aircraft.

        Beginning in December 2003, the Company also leased a plane from a stockholder and former director. The Company terminated the lease as of September 1, 2004.

        The Company has entered into operating leases for centers and office space with companies controlled by or affiliated with the Company's Chairman and members of his family.

        During 2005, the Company periodically leased, on an hourly basis, an airplane owned by a company controlled by the Company's Chairman and Vice-Chairman.

        Additionally, two companies controlled by the Company's Chairman provided pilots, fuel and other operating services for the Company's aircraft.

        Finally, under a time-share arrangement, the Company's Vice Chairman used one of the Company's aircraft for private purposes in exchange for the Company's use of an aircraft owned by the Company's Chairman and Vice Chairman.

        Expenses related to all transactions with related parties consisted of the following (in thousands):

	2003	2004	2005
Aircraft	$1,368	$2,021	$579
Center leases	203	206	53
Office and warehouse space leases	34	32	59
Legal and other	—	—	2

Total	$1,605	$2,259	$693

        On October 31, 2005, the Company completed the sale of one of the aircraft to a non-related party. As a result of this transaction, the Company recorded a loss of approximately $1.5 million in 2005. For tax purposes, the Company recognized a gain of approximately $5.4 million in the fourth quarter 2005.

14. Capital Stock

        At December 31, 2003, authorized capital stock of the Company consisted of 10,000 shares of common stock without par value. Effective August 11, 2004, the Company filed an Amended and Restated Certificate of Incorporation, which increased the authorized common stock to 250 million shares and also authorized 25 million shares of par value $.01 per share preferred stock. In addition, the Board of Directors declared a 500,000-to-1 stock split of the common stock affected in the form of a stock dividend. The Company also converted its no par common stock into par value $.01 per share common stock. Effective November 23, 2004, the Board of Directors declared a 0.908439145-to-1 reverse stock split of the common stock. Each share of common stock is entitled to one vote.

        On December 21, 2004, the Company completed the sale of 14.3 million shares of its common stock at an initial public offering price of $15 per share. The net proceeds of $194.9 million were used to repay borrowings under the Company's revolving credit facility and debt with related parties.

        On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50 million of its currently outstanding common stock. During the year ended December 31, 2005, the Company repurchased, pursuant to its stock repurchase program, 1,963,033 shares of its common stock at a cost of approximately $25.7 million.

15. Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2005 and 2004 is presented below ($ in thousands, except per share data):

	2005
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$105,156	$114,693	$153,161	$156,943	$529,953
Marketing, processing and servicing fees.	33,227	35,624	19,476	11,786	100,113

Total revenues	138,383	150,317	172,637	168,729	630,066
Provision for doubtful accounts and agency bank losses	(10,091)	(30,567)	(36,340)	(38,062)	(115,060)

Net revenues	128,292	119,750	136,297	130,667	515,006
Total center expenses	82,394	85,512	90,598	84,879	343,383

Center gross profit	45,898	34,238	45,699	45,788	171,623
Total corporate and other expenses	13,709	15,109	18,018	17,018	63,854

Income before income taxes	32,189	19,129	27,681	28,770	107,769
Income tax expense	12,451	8,384	11,352	11,589	43,776

Income before income of consolidated variable interest entity	19,738	10,745	16,329	17,181	63,993
Income of consolidated variable interest entity	—	—	(476)	(527)	(1,003)

Net income	$19,738	$10,745	$15,853	$16,654	$62,990

Net income per common share
—basic	$0.24	$0.13	$0.19	$0.20	$0.76
—diluted	$0.24	$0.13	$0.19	$0.20	$0.76
	2004
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$95,315	$100,437	$115,656	$119,451	$430,859
Marketing, processing and servicing fees.	32,845	30,038	36,208	40,238	139,329

Total revenues	128,160	130,475	151,864	159,689	570,188
Provision for doubtful accounts and agency bank losses	(10,960)	(19,093)	(29,064)	(30,119)	(89,236)

Net revenues	117,200	111,382	122,800	129,570	480,952
Total center expenses	76,784	76,600	77,081	83,775	314,240

Center gross profit	40,416	34,782	45,719	45,795	166,712
Total corporate and other expenses	15,856	16,004	17,966	19,790	69,616

Income before income taxes	24,560	18,778	27,753	26,005	97,096
Income tax expense	819	703	792	11,727	14,041

Net income	$23,741	$18,075	$26,961	$14,278	$83,055

Net income per common share
—basic	$0.35	$0.26	$0.39	$0.20	$1.20
—diluted	$0.35	$0.26	$0.39	$0.20	$1.20

16. Transactions with Variable Interest Entity

        Beginning in July 2005, the Company ceased conducting business under the agency business model in its 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary registered as a CSO under Texas law. As a CSO, the Company offers a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through an unaffiliated third-party lender. In connection with commencing operations as a CSO in Texas, the Company has entered into a CSO Agreement with an unaffiliated third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

        Under the CSO model, the third-party lender determines whether to approve the loan and establishes all of the loan underwriting criteria. All of the terms, conditions and features of the loan agreements between the lender and the customers are determined by the lender. The customer writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan and the CSO fee, which the Company holds on behalf of the lender pending repayment of the loan. Under the CSO Agreement, the Company agrees to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers.

        When the loan becomes due, the customer returns to the CSO center to repay the loan, the Company returns the customer's check, and the Company deposits the loan payment in the lender's account. If the customer does not return to the CSO center to repay the loan, the Company may then begin collection efforts to obtain from the customer payment of the loan and any applicable late and non-sufficient funds ("NSF") fees. If the Company is unsuccessful in collecting any payments for the lender, the Company will reimburse the lender, and then may continue its collection efforts with respect to all amounts due by the customer. Under the CSO Agreement, the Company is contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by the Company.

        The Company has determined that the third-party lender's subsidiary is a variable interest entity ("VIE") under FIN 46R. The Company has neither an equity interest nor voting rights in the lender's subsidiary and has no input into the management of the lender's subsidiary. However, the Company has determined that it is the primary beneficiary of the VIE because the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers. As a result, the Company has consolidated the lender's subsidiary as of December 31, 2005.

        The impact of the consolidation of this VIE on the Company's December 31, 2005 consolidated balance sheet was to increase cash and cash equivalents by approximately $3.3 million, increase advances and fees receivable, net by approximately $17.8 million, increase accrued liabilities by approximately $40,000 and increase non-controlling interest in variable interest entity by $21.1 million. The impact of the consolidation of this VIE on the Company's consolidated statements of income for year ended December 31, 2005 was to increase net revenues by approximately $1.4 million and increase other center expenses by approximately $0.4 million, the net effect of which was an increase in income of the consolidated variable interest entity of approximately $1.0 million.

17. Subsequent Events

        On January 31, 2006, the Company granted to its Executive Vice President and Chief Financial Officer, 100,000 shares of restricted common stock. The restricted shares vest in eight equal annual installments beginning on October 27, 2006 and are within and subject to the terms of the Company's existing 2004 Omnibus Stock Plan.

        On February 17, 2006, the Company's Board of Directors declared a cash dividend of $0.11 per share of common stock, payable on March 10, 2006 to stockholders of record on February 27, 2006.

        In February 2006, the FDIC instructed the lending banks in Pennsylvania and Arkansas to discontinue offering payday cash advances and alternative credit products if they cannot adequately address the FDIC's concerns.

        BankWest, the lending bank for which the Company markets, processes and services payday cash advances and installment loans in Pennsylvania, has elected to cease its payday cash advance and installment loan originations as of the close of business on March 27, 2006. The Company expects to continue, through August 2006, to service all of BankWest's payday cash advances and installment loans that are outstanding as of March 27, 2006.

        The following is a summary of financial information for the Company's operations in Pennsylvania for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Net revenues	$35,337	$39,421	$35,083
Total center expenses	15,217	15,481	16,038

Center gross profit	$20,120	$23,940	$19,045

        In addition, Fidelity, the lending bank for which the Company markets, processes and services payday cash advances and installment loans in Arkansas, has elected to discontinue offering installment loans in April 2006 and discontinue offering payday cash advances in June 2006. The Company expects to continue, through September 2006, to service all of Fidelity's payday cash advances and installment loans that are outstanding as of these dates.

        The following is a summary of financial information for the Company's operations in Arkansas for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005
Net revenues	$5,528	$6,638	$6,073
Total center expenses	3,718	3,741	4,134

Center gross profit	$1,810	$2,897	$1,939

        The Company estimates that its net revenues will be reduced by approximately $2.3 million for each month that the Company is not able to operate under the agency business model in Pennsylvania and $0.5 million for each month that the Company is not able to operate under the agency business model in Arkansas. Furthermore, center expenses average approximately $1.3 million per month in Pennsylvania and $0.4 million per month in Arkansas. Such expenses will continue to be incurred while the Company services payday cash advances and installments loans that are outstanding when the lending banks stop originating additional advances and loans. The Company estimates that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.9 million if it becomes necessary to shut down operations in Pennsylvania and $0.7 million if it becomes necessary to shut down operations in Arkansas. In 2005, the Company incurred approximately $2.7 million in expenses related to closing its North Carolina centers. The amount of impairment of goodwill, if any, cannot be determined at this time.

        The Company is studying alternative methods for conducting business in Pennsylvania and Arkansas, and the Company currently has no plan to close its centers in those states.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in "Item 8. Financial Statements and Supplementary Data."

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

        Our executive officers, their ages at March 13, 2006, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Kenneth E. Compton	53	President and Chief Executive Officer
John I. Hill	52	Executive Vice President and Chief Financial Officer

        Kenneth E. Compton has served as our President and Chief Executive Officer since August 26, 2005. From February 1992 to February 2005, Mr. Compton was President of the Global Automotive Group for Milliken & Company, an international textile and chemical manufacturer headquartered in Spartanburg, South Carolina. From June 1974 to February 1992 Mr. Compton served Milliken & Company in various management positions. Mr. Compton is currently an active member of the Board of Trustees for Erskine College in Due West, South Carolina.

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

Other Information

        The information set forth under the captions "Election of our Board of Directors," "Executive and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" in the proxy statement for our 2006 annual meeting is incorporated herein by reference.

        We have a Code of Business Conduct and Ethics that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics by going to the following website address: http://aea.client.shareholder.com/downloads/CodeConduct.pdf. We will post on our website any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission ("SEC") or the New

York Stock Exchange. You can also obtain a printed copy of any of the materials referred to above without charge by contacting us at the following address and requesting a copy:

    Advance America, Cash Advance Centers, Inc.
    Attention: Corporate Secretary
    135 North Church Street
    Spartanburg, South Carolina 29306
    Telephone: 864-342-5600

ITEM 11.    EXECUTIVE COMPENSATION.

        Information contained under the captions "Executive and Director Compensation" and "Corporate Governance—Meeting and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for our 2006 annual meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Principal Stockholders" in the Proxy statement for our 2006 annual meeting is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the caption "Certain Transactions" in the Proxy Statement for our 2006 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information contained under the caption "Appointment of Our Independent Auditors" in our Proxy Statement for our 2006 annual meeting is incorporated herein by reference.

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

(a)(3)    Exhibits:

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2	(a)	2004 Omnibus Stock Plan.
10.2	(b)	Form of Restricted Stock Agreement.
10.2	(c)	Form of Nonqualified Stock Option Agreement.
10.3		Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.4		Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.

(b)   Exhibits

Exhibit Number		Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Registration Statement, on Form S-1, Registration No. 333-118227 (the "IPO Registration Statement")).
3.2		Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on December 21, 2005).
4.1		Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the IPO Registration Statement).
10.1	(a)	Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1 to the IPO Registration Statement).
10.1	(b)	First Amendment, dated as of November 29, 2004, to the Amended and Restated Credit Agreement, dated as of July 16, 2004.
10.1	(c)	Second Amendment, dated as of December 31, 2004, to the Amended and Restated Credit Agreement, dated as of July 16, 2004.
10.1	(d)	Third Amendment, dated as of May 11, 2005, to the Amended and Restated Credit Agreement, dated as of July 16, 2004.
10.1	(e)	Fourth Amendment, dated as of June 23, 2005, to the Amended and Restated Credit Agreement, dated as of July 16, 2004.
10.2	(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).
10.2	(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).

10.2	(c)
Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on November 3, 2005 (the "November 2005 8-K")).
10.3
Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the November 2005 8-K).
10.4
Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005 (incorporated herein by reference to Exhibit 10.2 to the November 2005 8-K).
10.5		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.11 to the IPO Registration Statement).
21.1		Subsidiaries of the registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2		Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(c)   Financial Statement Schedules

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ KENNETH E. COMPTON Kenneth E. Compton President and Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Chairman of the Board and Director	March 16, 2006
/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Vice Chairman of the Board and Director	March 16, 2006
/s/ KENNETH E. COMPTON Kenneth E. Compton	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006
/s/ JOHN I. HILL John I. Hill	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006
/s/ CLAIRE L. ARNOLD Claire L. Arnold	Director	March 16, 2006
/s/ STEPHEN K. BENJAMIN Stephen K. Benjamin	Director	March 16, 2006
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	March 16, 2006

/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	March 16, 2006
/s/ DONOVAN A. LANGFORD, III Donovan A. Langford, III	Director	March 16, 2006
/s/ W. OLIN NISBET W. Olin Nisbet	Director	March 16, 2006

QuickLinks

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC. Form 10-K For the year ended December 31, 2005
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Advance America, Cash Advance Centers, Inc. Consolidated Balance Sheets December 31, 2004 and December 31, 2005 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Income Years Ended December 31, 2003, 2004 and 2005 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2003, 2004 and 2005 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2004 and 2005 (in thousands)
Advance America, Cash Advance Centers, Inc. Notes to Consolidated Financial Statements December 31, 2003, 2004 and 2005
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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