Form 10-Q
period 2006-03-31
Advance America, Cash Advance Centers, Inc.
filed 2006-05-10
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2006
Common Stock, par value $.01 per share	82,353,514 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months ended March 31, 2006

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

The factors listed in “Part II. Item 1A. Risk Factors,” as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described in “Part II. Item 1A. Risk Factors.”

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

PART I.  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2005 and March 31, 2006
(in thousands, except per share data)

	December 31, 2005	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$27,259	$30,767
Advances and fees receivable, net	193,468	153,777
Deferred income taxes	6,367	5,600
Other current assets	5,033	12,168
Total current assets	232,127	202,312
Restricted cash	10,034	10,359
Property and equipment, net	64,990	63,089
Goodwill	122,586	122,627
Other assets	6,651	6,341
Total assets	$436,388	$404,728
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,306	$12,243
Accrued liabilities	29,895	25,925
Income taxes payable	11,349	3,941
Accrual for excess bank losses	1,373	2,920
Current portion of long-term debt	503	482
Total current liabilities	52,426	45,511
Revolving credit facility	37,933	-
Long-term debt	6,185	6,061
Deferred income taxes	15,706	16,566
Other liabilities	44	89
Total liabilities	112,294	68,227
Non-controlling interest in variable interest entity	21,069	21,525
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 82,219 and 82,352 outstanding as of December 31, 2005 and March 31, 2006, respectively	968	968
Paid in capital	282,840	283,422
Retained earnings	83,842	95,211
Common stock in treasury (14,602 and 14,469 shares at cost at December 31, 2005 and March 31, 2006, respectively)	(64,625)	(64,625)
Total stockholders’ equity	303,025	314,976
Total liabilities and stockholders’ equity	$436,388	$404,728

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months Ended March 31, 2005 and 2006
(in thousands, except per share data)

	2005	2006
Revenues:
Fees and interest charged to customers	$105,156	$143,092
Marketing, processing and servicing fees	33,227	9,077
Total revenues	138,383	152,169
Provision for doubtful accounts and agency bank losses	(10,091)	(11,876)
Net revenues	128,292	140,293
Center Expenses:
Salaries and related payroll costs	42,048	46,547
Occupancy costs	19,127	21,048
Center depreciation expense	3,537	3,953
Advertising expense	5,245	3,319
Other center expenses	12,437	15,290
Total center expenses	82,394	90,157
Center gross profit	45,898	50,136
Corporate and Other Expenses (Income):
General and administrative expenses	11,738	12,848
General and administrative expenses with related parties	63	163
Corporate depreciation expense	1,077	961
Interest expense	826	907
Interest income	(91)	(176)
Loss on disposal of property and equipment	96	208
Income before income taxes	32,189	35,225
Income tax expense	12,451	14,313
Income before income of consolidated variable interest entity	19,738	20,912
Income of consolidated variable interest entity	—	(485)
Net income	$19,738	$20,427
Net income per common share—basic and diluted	$0.24	$0.25
Dividends declared per common share	$0.09	$0.11
Weighted average number of shares outstanding—basic and diluted	83,958	81,827

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2006
(in thousands, except per share data)

	Common Stock				Common Stock In Treasury
	Shares	Par Value	Paid-In Capital	Retained Earnings	Shares	Amount	Total
Balances, December 31, 2005	96,821	$968	$282,840	$83,842	(14,602)	$(64,625)	$303,025
Net income	—	—	—	20,427	—	—	20,427
Dividends paid ($0.11 per share)	—	—	—	(9,000)	—	—	(9,000)
Dividends payable	—	—	—	(58)	—	—	(58)
Issuance of restricted stock	—	—	—	—	133	—	—
Amortization of restricted stock	—	—	363	—	—	—	363
Stock option expense	—	—	219	—	—	—	219
Balances, March 31, 2006	96,821	$968	$283,422	$95,211	(14,469)	$(64,625)	$314,976

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2006
(in thousands)

	2005	2006
Cash flows from operating activities
Net income	$19,738	$20,427
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	—	485
Depreciation	4,614	4,914
Non-cash interest expense	245	246
Provisions for doubtful accounts and agency bank losses	10,091	11,876
Agency bank charge-offs, net of recoveries	(4,374)	(863)
Deferred income taxes	1,289	1,627
Loss on disposal of property and equipment	96	208
Amortization of restricted stock	291	363
Stock option expense	—	219
Changes in operating assets and liabilities
Other current assets	(269)	(7,135)
Other assets	(29)	63
Accounts payable	(3,760)	(1,365)
Accrued liabilities	3,155	(5,366)
Income taxes payable	936	(7,409)
Net cash provided by operating activities	32,023	18,290
Cash flows from investing activities
Changes in advances and fees receivable, net	16,502	30,225
Changes in restricted cash	(39)	(325)
Acquisition of business, net of cash acquired	—	(41)
Proceeds from sale of property and equipment	38	26
Purchases of property and equipment	(2,689)	(1,892)
Net cash provided by investing activities	13,812	27,993
Cash flows from financing activities
Payments on revolving credit facility, net	(39,506)	(37,933)
Common stock issuance costs	(169)	—
Payments on mortgage payable	(83)	(87)
Payments on note payable	(27)	(57)
Payments of dividends	(7,535)	(9,000)
Changes in book overdrafts	(3,049)	4,302
Net cash used in financing activities	(50,369)	(42,775)
Net (decrease)/increase in cash and cash equivalents	(4,534)	3,508
Cash and cash equivalents, beginning of period	18,224	27,259
Cash and cash equivalents, end of period	$13,690	$30,767
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$554	$837
Income taxes	10,226	20,095
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,268	1,356
Restricted stock dividends payable	21	58
Issuance of restricted common stock	—	1,918

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.                   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement, have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2006.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized under the standard business model on a constant-yield basis ratably over the term of each payday cash advance. Under the agency business model, all charges of fees and/or interest paid by the lending banks’ customers are deposited directly to the respective lending bank’s bank account, and the Company’s revenues consist of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to July 2005, these fees included the losses for which the lending banks were contractually obligated in each of the states where the Company operated its agency business model. As of July 2005, these fees include only the losses for which the lending bank operating in Pennsylvania is contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each payday cash advance and installment loan.

Concentration of Risk

During the three months ended March 31, 2005 and 2006, the Company marketed, processed and serviced payday cash advances and, beginning in July 2005, installment loans under the agency business model, and originated payday loans under the standard business model, to a broad base of individuals in up to 36 states in the United States. For the three months ended March 31, 2005 and 2006, total revenues within the Company’s five largest states accounted for approximately 41% and 46%, respectively, of the Company’s total revenues.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. Unvested shares of restricted stock of 233,329 and 524,822 at March 31, 2005 and 2006, respectively, and options to purchase 1,280,000 shares of common stock that were outstanding at March 31, 2006 were not included in the computation of diluted earnings per share since the effect of including these shares of restricted stock and stock options would be anti-dilutive.

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

Although the Company markets, processes and services payday cash advances and, as of July 2005, installment loans made by the lending banks under the agency business model, each lending bank is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan is approved. The Company is not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria, and the Company generally does not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks; accordingly, they are not included in the Company’s balance sheet.

During the three months ended March 31, 2005, the Company was compensated under MP&S Agreements with the lending banks for marketing, processing and servicing the payday cash advances made by the lending banks to their customers in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. During the period ending March 31, 2006, the Company was compensated under MP&S Agreements with the lending banks for marketing, processing and servicing payday cash advances and installment loans made by the lending banks to their customers in Pennsylvania and Arkansas. The MP&S Agreements with lending banks offering payday cash advances in Texas and Michigan were terminated in June and July 2005. In response to an order from the Commissioner of Banks for North Carolina, the Company’s North Carolina subsidiary ceased all business operations in December 2005. Therefore, the Company no longer operates in Michigan, North Carolina or Texas under the agency business model.

In February 2006, the FDIC instructed the lending bank for Pennsylvania and the lending bank for Arkansas to discontinue offering payday cash advances and alternative credit products if they could not adequately address the FDIC’s concerns. In response to the FDIC’s instructions, the lending bank for Pennsylvania ceased its payday cash advance and installment loan originations as of the close of business on March 27, 2006. The Company expects to continue, through August 2006, to service all payday cash advances and installment loans that were outstanding in Pennsylvania as of March 27, 2006. Additionally, the lending bank for Arkansas discontinued offering installment loans on April 8, 2006 and intends to discontinue offering payday cash advances on June 24, 2006. The Company expects to continue, through September 2006, to service all payday cash advances and installment loans that are outstanding in Arkansas as of those dates.

Prior to July 2005, under each MP&S Agreement, the applicable lending bank was contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. The Company’s marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If the amount of the lending bank’s uncollected payday cash advances and installment loans exceeded the lending bank’s contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. The outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company were approximately $21.9 million and $14.5 million at December 31, 2005 and March 31, 2006, respectively. Beginning in July 2005, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas became responsible for any and all losses associated with its payday cash advances and installment loans, while the lending bank offering payday cash advances and installment loans in Pennsylvania continued to be contractually obligated only for losses in an amount established as a percentage of the interest and/or fees charged by the lending bank to its customers.

3.      Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Payday advances receivable	$165,212	$130,603
Fees and interest receivable	25,945	20,372
Returned items receivable	35,244	27,146
Loans and fees receivable of consolidated variable interest entity	24,905	20,188
Lending bank receivable	2,342	1,992
Other	3,350	2,877
Allowance for doubtful accounts	(45,585)	(35,558)
Unearned revenues	(17,945)	(13,843)
Advances and fees receivable, net	$193,468	$153,777

4.                   Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three months ended March 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Beginning balance	$29,221	$45,585
Provision for doubtful accounts	6,606	9,466
Charge-offs	(19,485)	(30,631)
Recoveries	7,256	11,138
Ending balance	$23,598	$35,558

Changes in the accrual for excess bank losses for the three months ended March 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Beginning balance	$3,219	$1,373
Provision for agency bank losses	3,485	2,410
Charge-offs	(7,803)	(2,164)
Recoveries	3,429	1,301
Ending balance	$2,330	$2,920

The provision for agency bank losses consists of those losses for which the lending banks are contractually obligated and an estimate by which actual losses will differ from the lending banks’ contractual obligation.

5.                   Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31, 2005	March 31, 2006
Employee compensation	$8,819	$7,059
Workers’ compensation	4,120	4,258
Health and dental insurance	3,352	3,266
Lease smoothing	2,357	2,430
Construction in progress	3,071	1,356
Branch closing costs	2,235	1,294
Accounting and tax	1,362	1,016
Property, sales and franchise taxes	676	634
Legal	583	1,084
Other	3,320	3,528
Total	$29,895	$25,925

6.                   Income Taxes

Income tax expense for the three months ended March 31, 2005 and 2006 consisted of the following (in thousands):

	2005	2006
Current
Federal	$9,312	$10,584
State	1,850	2,102
	11,162	12,686
Deferred	1,289	1,627
Total	$12,451	$14,313

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2005 and 2006 follows:

	2005	2006
Statutory income tax rate	35.0%	35.0%
State income taxes, net	4.3	4.4
Other	(0.6)	1.2
Effective income tax rate	38.7%	40.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2005	March 31, 2006
Deferred tax assets
Accrued expenses	$4,113	$3,938
Bad debts	2,491	2,457
Net operating loss carryforwards	631	631
Other	46	189
Total deferred tax assets	7,281	7,215
Deferred tax liabilities
Goodwill	(10,743)	(11,460)
Depreciation	(3,731)	(4,123)
Prepaid expenses	(1,477)	(1,929)
Book versus tax basis difference for aircraft	(669)	(669)
Total deferred tax liabilities	(16,620)	(18,181)
Net deferred tax liability	$(9,339)	$(10,966)

From October 1, 2001 through December 20, 2004, AACACI and substantially all of its subsidiaries (the “Subchapter S Companies”) were collectively treated for federal and most state income tax purposes as an S corporation under the Internal Revenue Code and comparable state laws. As a result, the Subchapter S Companies’ earnings were taxed for federal and most state income tax purposes directly to AACACI’s stockholders rather than to the Subchapter S Companies. On December 21, 2004, the Subchapter S Companies revoked their status as an S corporation and are now taxed as C corporations. As a result of the revocation of the Subchapter S Companies’ S corporation status, AACACI recorded a net deferred tax liability and corresponding income tax expense on the revocation date of $8.4 million.

Until the final income tax returns of the Subchapter S Companies as an S corporation are filed, the amount of deferred income tax liability recorded as a result of the Subchapter S Companies’ conversion from  an S status to a C status remains an estimate. Any change in this deferred income tax liability will result in a change in income tax expense when the final S corporation income tax returns are filed. This should occur in the third quarter of 2006.

As of December 31, 2005 and March 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $0.8 million, which will begin to expire in 2014. A valuation allowance has not been recorded because management believes it is more likely than not that the entire deferred tax asset will be realized. As of December 31, 2005 and March 31, 2006, the Company had credit carryforwards for federal and state income tax purposes totaling approximately $0.4 million, which will begin to expire in 2010.

7.                   Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.

BankWest, Inc. et al. vs. Baker et al.

A Georgia statute, effective May 2004, essentially prohibits payday cash advance services in the state and effectively restricts the Company’s ability to act as a marketing, processing and servicing agent for a lending bank in the state. In April 2004, the Company, along with a lending bank, BankWest, and other banks and agents involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State (“BankWest vs. Baker”), seeking a declaration that the Georgia anti-payday cash advance law is unconstitutional, is preempted by federal law and should not be enforced. The District Court denied the request. As a result, BankWest and the Company’s Georgia subsidiary suspended operations in Georgia in 2004. The District Court’s order was appealed to the U.S. Court of Appeals for the Eleventh Circuit, and in June 2005 a two judge majority of a three judge panel affirmed the District Court’s order. In December 2005, the Eleventh Circuit Court granted Petitions for Rehearing En Banc, vacated the majority’s opinion and set the matter for oral argument in June 2006. The State filed a suggestion of mootness with the Eleventh Circuit Court as a result of the FDIC’s actions that resulted in the banks discontinuing offering payday cash advances and ending the marketing, processing and servicing agreements with their agents. As a result, the Eleventh Circuit Court vacated its order granting rehearing en banc and remanded the appeal to the three judge panel to address the mootness issue. On April 28, 2006, the three judge panel concluded that the issue was moot and vacated its prior decision as well as its prior denial and order of the District Court. The Company anticipates this matter will now likely be remanded to the District Court where the lawsuit is still pending.

Kucan et al. vs. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and William M. Webster, IV, the Company’s Vice Chairman, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. On December 30, 2005, the court issued an Order granting defendants’ motion for arbitration, staying the proceedings and denying class certification. The plaintiffs have appealed this Order to the North Carolina Court of Appeals and the appeal is pending.

King and Strong vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for whom the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, Mr. Webster and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the advances that were marketed, processed and serviced for BankWest in Georgia and the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff. In April 2006, the State Court of Cobb County entered a consent order, which was jointly submitted by the parties, whereby the parties agreed and consented to arbitration of all claims raised by plaintiffs in this action and to stay all proceedings pending the outcome of arbitration on plaintiffs’ claims. The plaintiffs have filed a Demand for Arbitration with JAMS, an alternative dispute resolution forum in Atlanta, Georgia, seeking to arbitrate their claims in a class action or representative status. The Company intends to continue to deny plaintiffs’ claims and resist plaintiffs’ efforts to conduct class arbitration.

Glasscock vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment which was granted in September 2005. In its holding, the court ruled that BankWest, was the “true lender.” Plaintiffs have appealed this ruling to the United States District Court where it is now pending. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against the Company.

Betts and Reuter vs. McKenzie Check Advance of Florida, LLC et al.

The Company, the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, in Florida. This putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County and alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, Consumer Finance Act, and Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties.

Defendants’ motion for summary judgment was originally granted as to Ms. Betts’ claims but later reversed by a Florida appellate court. On appeal, the Florida Supreme Court issued an adverse opinion on

April 27, 2006 holding that the deferred presentment transactions between Betts and the Company were governed by Florida’s usury laws and not governed by the Florida Money Transmitters’ Code as the Company asserted. The case has been remanded to the Circuit Court by the Fourth District Court of Appeals where the Company anticipates the parties will proceed with litigating the case. The Company will file an Answer in which it asserts its affirmative defenses. Although this ruling by the Florida Supreme Court was adverse to the Company, it is too early in this proceeding to identify the amount of any potential losses to the Company, if any, since the case is still in its early stages and several material issues have yet to be addressed by the courts.

Ms. Reuters’ claims were originally dismissed and defendants’ motion to compel arbitration was granted by the state trial court. This ruling is currently on appeal to the Florida Supreme Court. The Florida Supreme Court stayed the appeal of Ms. Reuter’s claims pending the U.S. Supreme Court’s review of Buckeye Check Cashing, Inc., v. Cardegna, et al. (“Buckeye”) which held that a substantially similar arbitration agreement was unenforceable. On February 21, 2006, the U.S. Supreme Court reversed the Florida Supreme Court’s holding in Buckeye. The U.S. Supreme Court held that where a contract contained an arbitration clause, any challenge to the validity of the contract is a question for an arbitrator rather than a state or federal court. The Company believes the U.S. Supreme Court’s decision in Buckeye should be binding on Ms. Reuter’s claims and that the Florida Supreme Court will reach a decision that is consistent with the U.S. Supreme Court’s ruling in Buckeye.

Reuter and Betts vs. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations are nearly identical to those alleged in the first Betts and Reuter lawsuit. The Company filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case and to compel arbitration. Proceedings in this case were stayed pending the disposition of the appeals in the original Betts and Reuter case. Once the Florida Supreme Court’s April 27th ruling in the original Betts and Reuter case becomes final, the Company anticipates the parties will proceed with litigating the case and the court will review and consider the Company’s motions to dismiss and to compel arbitration that were previously filed.

North Carolina Commissioner of Banks Investigation

In August 2004, the North Carolina Attorney General’s Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether operations in North Carolina are in compliance with North Carolina law. On February 1, 2005, the Commissioner of Banks initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. On December 22, 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. A Notice of Appeal to the North Carolina State Banking Commission was immediately filed and the appeal is pending. In accordance with the Commissioner of Banks’ Order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005.

New Mexico Attorney General Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

In February 2006, the Company joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Proposed Rules and Regulations Governing the Extension of Credit for Small Loans. The Proposed Rules recently promulgated by the Attorney General attempt to severely limit the payday loan industry in New Mexico. The parties have mutually agreed to stay any further proceedings pending regulations that the Governor of New Mexico, Bill Richardson, has publicly identified he intends to implement through the Financial Institutions Division of the New Mexico Regulation and Licensing Department. If the Company is unsuccessful in its attempt to obtain temporary or permanent relief from the Proposed Rules, the Company will be unable to operate profitably in New Mexico.

Department of Labor Investigations

The United States Department of Labor initiated three investigations in 2005 and one in 2006 from its district offices in the field regarding the payment of overtime wages to certain employees. The Company has been cooperating with these ongoing investigations that could result in the payment of back wages, civil monetary penalties and other enforcement action.

Other Matters

The Company is also involved in other litigation and administrative proceedings. This litigation includes contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protections laws.

The amount of loss and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated. Accordingly, no accrual has been recorded for any of the above matters as of March 31, 2006.

8.             Capital Stock and Stock-Based Compensation Plans

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its currently outstanding common stock. During the three months ended March 31, 2006, the Company did not repurchase any shares pursuant to its stock repurchase program.

In 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123 (R)”). Accordingly, the Company measures the cost of its share-based employee compensation at fair value and recognizes such cost in the financial statements over the requisite service period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted shares, stock options or other stock awards to certain directors, officers and other key employees of the Company.

During the quarter ended March 31, 2006, the Company issued to certain executives 133,334 restricted shares under the 2004 Omnibus Stock Plan. These restricted shares vest in three-, five- or eight-year equal annual installments beginning on the first anniversary of the grant.

During the quarter ended March 31, 2006, the Company granted to certain executives stock options to purchase 80,000 shares of the Company’s common stock at an exercise price of $14.70 per share. These options vest in five equal annual installments beginning on the first anniversary of the grant and were granted under the Company’s 2004 Omnibus Stock Plan.

The weighted-average fair value of the options granted during the quarter ended March 31, 2006 was $5.29 per option. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 3.6%, weighted average risk-free interest rate of 4.62%, expected volatility of 49% and a weighted average expected life of 5.41 years. These options expire ten years from the date of grant.

The grant date fair value of all shares of restricted stock was based on the market value of the Company’s common stock on the dates of grant. These amounts are being amortized and charged to expense ratably over each award’s respective vesting period. All stock options were granted with an exercise price equal to the market value of the Company’s common stock on the dates of grant. The weighted-average fair values of all stock options are being charged to expense ratably over each award’s respective vesting period.

A summary of the Company’s authorized and available shares, activity and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding			Weighted Average
	Authorized	Restricted Stock	Stock Options	Available For Grant	Exercise Price
Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	$12.47
Authorized	—	—	—	—	—
Granted	—	133,334	80,000	(213,334)	$14.70
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at March 31, 2006	5,200,000	590,377	1,280,000	3,329,623	$12.61

Exercise prices for stock options outstanding at March 31, 2006 ranged from $12.11 to $14.70. There were no options exercisable as of March 31, 2006.

A summary of the Company’s restricted stock activity and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	391,488	$12.69
Granted	133,334	14.38
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	524,822	$13.12

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2005 and 2006 follows (in thousands):

	2005	2006
Stock-based compensation expense:
Restricted stock	$291	$363
Stock options	—	219
Total stock-based compensation expense	$291	$582

As of March 31, 2006, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $12.3 million. The weighted average period over which this expense is expected to be recognized is approximately 6.3 years.

9.   Transactions with Variable Interest Entity

Beginning in July 2005, the Company ceased conducting business under the agency business model in its 208 centers in Texas, and began conducting business in those centers through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. As a CSO, the Company offers a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through an unaffiliated third-party lender. In connection with commencing operations as a CSO in Texas, the Company has entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

Under the CSO model, the lender determines whether to approve the loan and establishes all of the loan underwriting criteria. All of the terms, conditions and features of the loan agreements between the lender and the customers are determined by the lender. The customer writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan and the CSO fee, which the Company holds on behalf of the lender pending repayment of the loan. Under the CSO Agreement, the Company agrees to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers.

When the loan becomes due, the customer returns to the CSO center to repay the loan, the Company returns the customer’s check, and the Company deposits the loan payment in the lender’s account. If the customer does not return to the CSO center to repay the loan, the Company may then begin collection efforts to obtain from the customer payment of the loan and any applicable late and non-sufficient funds (“NSF”) fees. If the Company is unsuccessful in collecting any payments for the lender, the Company will reimburse the lender, and then may continue its collection efforts with respect to all amounts due from the customer. Under the CSO Agreement, the Company is contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by the Company.

The Company has determined that the lender’s subsidiary is a variable interest entity (“VIE”) under FIN 46R. The Company has neither an equity interest nor voting rights in the lender’s subsidiary and has no input into the management of the lender’s subsidiary. However, the Company has determined that it is the primary beneficiary of the VIE because the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers. As a result, the Company has consolidated this lender into the Company’s financial statements.

The impact of the consolidation of this VIE on the Company’s March 31, 2006 consolidated balance sheet was to increase cash and cash equivalents by approximately $6.1 million, increase advances and fees receivable, net by approximately $15.5 million, increase accrued liabilities by approximately $70.0 thousand and increase non-controlling interest in variable interest entity by $21.5 million. The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the three months ended March 31, 2006 was to increase net revenues by approximately $0.7 million and increase other center expenses by approximately $0.2 million, the net effect of which was an increase in income of the consolidated variable interest entity of approximately $0.5 million.

10.   Subsequent Events

On April 8, 2006, in response to the FDIC’s most recent instructions, the lending bank for Arkansas discontinued offering installment loans. This lending bank also intends to discontinue offering payday cash advances on June 24, 2006. The Company expects to continue, through September 2006, to service all of this lending bank’s payday cash advances and installment loans that are outstanding as of these dates.

In April 2006, in response to the lending bank for Pennsylvania ceasing to originate payday cash advances and installment loans, the Company began offering payday cash advance services directly to Pennsylvania customers who are in good standing without charging fees, other than applicable NSF fees. The Company is doing so on an interim basis while the Company  studies alternative methods for conducting business in Pennsylvania.

On April 13, 2006, Raymond King, who was a customer of  the lending bank for  Pennsylvania, filed a declaratory judgment action in the Court of Common Pleas in Philadelphia County against the Company’s Pennsylvania subsidiary. The plaintiff is seeking to void his Consumer Loan Agreements with the lending bank and obtain a declaration that the arbitration clause that prohibits a class action lawsuit is unenforceable and that he may file a class action lawsuit for alleged violation of various Pennsylvania statutes. The Company has retained local counsel, but has not yet filed an answer.

On April 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock, payable on June 9, 2006 to shareholders of record on May 26, 2006.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements” for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide, directly or on behalf of unaffiliated third-party lending banks, small-denomination, short-term, unsecured cash advances that are typically due on the customers’ next payday. As of March 31, 2006, we operated 2,640 centers in 36 states.

In most states we conduct our business under the authority of a variety of enabling state statutes including payday advance, check-cashing, small loan and credit service organization state laws (which we refer to as the standard business model). In other states in which we conduct business, we act as a marketing, processing and servicing agent through our centers for FDIC supervised, state-chartered banks that make payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they are located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). In the agency business model, we refer to the banks for which we act as agent as the lending banks. As of March 31, 2006, we were offering payday cash advances under enabling state statutes in 2,509 of our 2,640 centers and serving as agent for the lending banks under the agency business model in our 131 centers located in Arkansas and Pennsylvania.

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the agency business model. Our total revenues for the three months ended March 31, 2005 and 2006 consisted of (dollars in millions):

	2005		2006
	Dollars	%	Dollars	%
Fees and interest charged to customers	$105.2	76.0	$143.1	94.0
Marketing, processing and servicing fees	33.2	24.0	9.1	6.0
Total revenues	$138.4	100.0	$152.2	100.0

Our expenses relate primarily to the operation of our centers. These expenses include salaries and related payroll costs, occupancy expense related to our leased centers, center depreciation expense, advertising expense and other center expenses that consist principally of costs related to center closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs and costs associated with theft.

Operational Changes in Certain States

During 2005, in connection with changes made by certain lending banks in response to the FDIC’s increased scrutiny of the agency business model, we modified our operations in the five states where, during the first quarter of 2005, we conducted business under the agency business model.

Modified MP&S Agreements in Arkansas, Pennsylvania and North Carolina

In March 2005, the FDIC issued revised guidance to FDIC supervised institutions that offer payday cash advances (the “Revised Guidance”), including the lending banks for which we then acted as marketing, processing and servicing agent. The Revised Guidance limits the frequency of customer usage of payday cash advances and the period that a customer may have payday cash advances outstanding from any lender, requires the offering of alternative longer-term credit products and calls for more stringent underwriting standards. In response to the Revised Guidance, certain lending banks adopted new policies and procedures and began offering installment loans, which generally have bi-weekly payments amortized over a four-month period. Depending on the lending bank, fees charged to the customer for the installment loan product range from $55 to $65 per $100 advance plus an additional origination fee of $25 to $30 per transaction. Although the total fee is higher than for a payday cash advance, total revenues are reduced because of the longer duration of the installment loans. In connection with these changes, we revised or entered into new MP&S Agreements with lending banks in Arkansas, North Carolina and Pennsylvania to operate as marketing, processing and servicing agent for payday cash advances and installment loans made by those lending banks.

Pursuant to the new MP&S Agreements with respect to Arkansas and North Carolina, the lending bank became contractually obligated for all losses on payday cash advances and installment loans to its customers. Pursuant to the revised MP&S Agreement with respect to Pennsylvania, the lending bank remained contractually obligated for the losses on its payday cash advances and installment loans in an amount established as a percentage of the fees and interest charged by the lending bank to its customers.

New Operations in Michigan and Texas

Effective June 2005, we terminated our prior MP&S Agreement with the lending bank for Michigan. Under the terminated agreement, the lending bank recorded advances and fees receivable on its balance sheet and was contractually obligated for uncollectible accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers. Therefore, our balance sheet included, as an accrual for excess bank losses, the  amount by which estimated losses exceeded the lending bank’s contractual obligation. In connection with terminating this MP&S Agreement, we purchased from the lending bank for Michigan its Michigan payday cash advance accounts receivable for approximately $7.7 million and hence the lending bank no longer has any obligations for losses with respect to those accounts.

After terminating our prior MP&S Agreement for Michigan, we began offering check-cashing and deferred-presentment services directly to customers in our Michigan centers. The approval process for us to provide customers with check-cashing and deferred-presentment services in Michigan is similar to the process we use to provide payday cash advances under our standard business model. The amount of the fee we charge varies based on whether the check cashed is a government check, a payroll check or a personal check, and for a personal check we charge interest for the period of time that we agree with the customer to hold the check before presenting it to the bank. Customers also have the opportunity to repurchase the check from us. The profitability of our check-cashing and deferred-presentment business and average fees, check amounts and duration for which we hold checks is similar to the corresponding amounts under our standard business model. Following this change in operations in Michigan, we include our Michigan centers and our check-cashing and deferred-presentment business under our standard business model.

Because of the recent adoption of a new affirmative payday lending law in Michigan, we expect to begin offering payday cash advances in Michigan some time in the middle of 2006.   Due to the limits on fees and charges included in the initial version of that law, we expect that our revenues in Michigan will be lower when the law is initially implemented.

In the beginning of July 2005, we terminated our prior MP&S Agreement with the lending bank for Texas and began conducting business in those centers through a wholly owned subsidiary that has registered as a Credit Services Organization (“CSO”) under Texas law. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. In connection with commencing operations as a CSO in Texas, we entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender. The CSO Agreement governs the terms by which we refer customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, process loan applications and commit to reimburse the lender for any loans or related fees that are not collected from such customers.

Under the CSO model, the lender determines whether to approve the loan and establishes all of the loan underwriting criteria. The lender also determines all of the terms, conditions and features of the loan agreements between the lender and the customers. The customer writes a personal check payable to the lender in the amount of the loan, including interest for the anticipated duration of the loan and the credit services fee owed to us, which we hold on behalf of the lender pending repayment of the loan. We also assist customers by agreeing to reimburse the lender for the full amount of the loan and all related fees (other than the credit service fee) that are not collected from the customers.

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

Under our prior MP&S Agreement with the lending bank in Texas for payday cash advances, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient in Texas to cover all losses incurred. Under the CSO Agreement, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by us.

Suspensions and Closings

In May 2004, a Georgia law became effective that prohibits payday cash advance services in the state and restricts our ability to act as marketing, processing and servicing agent for a lending bank in the state. Accordingly, during the second quarter of 2004, we suspended operations at our 89 centers in Georgia, three of which we closed in 2004 and the remaining 86 of which we closed in 2005. Our Georgia operations have not generated revenue since we ceased operations there in May 2004. We recorded an impairment of assets charge in 2004 of approximately $1.3 million to write-off the undepreciated costs of the Georgia centers, and the lease cancellation and other closing costs were approximately $0.4 million in 2005.

The following is a summary of financial information for our operations in Georgia for the three months ended March 31, 2005 and 2006 (in thousands):

	2005	2006
Net revenues	$—	$—
Total center expenses	735	72
Center gross profit/(loss)	$(735)	$(72)

In August 2004, the North Carolina Attorney General’s office, in conjunction with the Commissioner of Banks for North Carolina, commanded an investigation of the agency business model operations of our centers in North Carolina. In September 2005, the lending bank for which we marketed, processed and serviced payday cash advances and installment loans in our North Carolina centers suspended its payday cash advance and installment loan originations. On December 22, 2005, the North Carolina Commissioner of Banks issued an order directing us to cease operation of our centers in the state. As a result, we ceased all of our business activities in North Carolina and closed 117 centers.

The following is a summary of financial information for our operations in North Carolina for the three months ended March 31, 2005 and 2006 (in thousands):

	2005	2006
Net revenues	$6,513	$(35)
Total center expenses	3,757	792
Center gross profit/(loss)	$2,756	$(827)

In February 2006, the FDIC instructed the lending banks for which we market, process and service payday cash advances and installment loans in Pennsylvania and Arkansas, to discontinue offering payday cash advances and alternative credit products if they could not adequately address the FDIC’s concerns.

In response, the lending bank for Pennsylvania ceased its payday cash advance and installment loan originations as of the close of business on March 27, 2006. We expect to continue, through August 2006, to service all of this lending bank’s payday cash advances and installment loans that were outstanding as of March 27, 2006.

The following is a summary of financial information for our operations in Pennsylvania for the three months ended March 31, 2005 and 2006 (in thousands):

	2005	2006
Net revenues	$9,368	$6,900
Total center expenses	3,993	4,012
Center gross profit	$5,375	$2,888

In addition, the lending bank for Arkansas discontinued offering installment loans on April 8, 2006 and intends to discontinue offering payday cash advances on June 24, 2006. We expect to continue, through September 2006, to service all of this lending bank’s payday cash advances and installment loans that are outstanding as of these dates.

The following is a summary of financial information for our operations in Arkansas for the three months ended March 31, 2005 and 2006 (in thousands):

	2005	2006
Net revenues	$1,569	$1,348
Total center expenses	908	998
Center gross profit	$661	$350

Pursuant to the decision by the lending banks to cease originations, the revenue from  payday cash advances and installment loans in Arkansas and Pennsylvania will diminish through the second quarter 2006 as existing advances and loans mature. We estimate that our net revenues will be reduced by approximately $2.3 million for each month that we are not able to operate in Pennsylvania and $0.5 million for each month that we are not able to operate in Arkansas. Furthermore, center expenses average approximately $1.3 million per month in Pennsylvania and $0.4 million per month in Arkansas. We continue to incur these expenses while we service payday cash advances and installment loans that are outstanding when the lending banks stop originating additional advances and loans. If it becomes necessary to shut down operations, we estimate that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.9 million in Pennsylvania and $0.7 million in Arkansas. At this time, we do not believe that these changes in Pennsylvania and Arkansas will result in any impairment of goodwill.

We are studying alternative methods for conducting business in Pennsylvania and Arkansas and we currently do not intend to close our centers in those states. In April 2006, we began offering payday cash advance services directly to Pennsylvania customers who are in good standing without charging fees, other than applicable NSF fees.

Centers

The following table lists the number of centers by state at December 31, 2005 and March 31, 2006:

State	December 31, 2005	March 31, 2006
Alabama	140	141
Arizona	53	55
Arkansas(1)(2)	30	30
California	298	299
Colorado	62	61
Delaware	13	13
Florida	211	218
Idaho	13	13
Illinois	60	60
Indiana	116	118
Iowa	35	35
Kansas	42	43
Kentucky	39	41
Louisiana	75	75
Michigan(1)	111	114
Mississippi	53	53
Missouri	70	74
Montana	9	9
Nebraska	25	25
Nevada	10	10
New Hampshire	16	17
New Mexico	12	12
North Dakota	7	7
Ohio	210	213
Oklahoma	67	67
Oregon	56	57
Pennsylvania(1)(3)	101	101
Rhode Island	3	3
South Carolina	112	113
South Dakota	11	12
Tennessee	62	62
Texas(1)	207	207
Virginia	120	123
Washington	105	109
Wisconsin	45	45
Wyoming	5	5
Total	2,604	2,640

(1)          We have operated under the agency business model in Arkansas since April 14, 2001. Prior to this date, we operated in Arkansas under the standard business model. We have only operated in Pennsylvania under the agency business model. We operated in Texas under the agency business model until July 2005, when we began operating as a CSO. We have operated in Michigan under the standard business model since June 27, 2005. Prior to this date, we operated in Michigan under the agency business model.

(2)          The lending bank for which we market, process and service payday cash advances and installment loans in Arkansas ceased offering installment loans in April 2006, and intends to discontinue offering payday cash advances in June 2006.

(3)          The lending bank for which we market, process and service payday cash advances and installment loans in Pennsylvania ceased offering advances and loans in March 2006.

New centers

We opened 22 and 42 new centers in the three months ended March 31, 2005 and 2006, respectively.

Closed centers

We closed 6 centers in the three months ended March 31, 2005 and 2006. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $59.0 thousand and $0.6 million in the three months ended March 31, 2005 and 2006, respectively.

Prior S Corporation Status

From October 1, 2001 through December 20, 2004, Advance America, Cash Advance Centers, Inc. (“AACACI”) and substantially all of its subsidiaries (the “Subchapter S Companies”) were collectively treated for federal and most state income tax purposes as an S corporation under the Internal Revenue Code and comparable state laws. As a result, the Subchapter S Companies’ earnings were taxed for federal and most state income tax purposes directly to AACACI’s stockholders rather than to the Subchapter S Companies. On December 21, 2004, the Subchapter S Companies terminated their status as an S Corporation and are now taxed as C corporations. As a result of the termination of the Subchapter S Companies’ S corporation status, we recorded a net deferred tax liability and corresponding income tax expense on the termination date of $8.4 million.

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

Our business experiences cyclicality in receivables balances from both the time of year and the day of the week. Fluctuations in receivables balances result in a corresponding impact on the allowance for doubtful accounts and the accrual for excess bank losses.

Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season. Historically, the number of loans outstanding reach their highest level during the last week of December and then decrease substantially by the first half of March. During this period, the number of loans outstanding decreased by approximately 38% and 33% in 2005 and 2006, respectively.

In addition to the seasonal fluctuations, the receivables balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The first quarter of 2005 began on a Saturday (a relative low point in weekly receivable balances) and ended on a Thursday (a relative high point in weekly receivable balances). The first quarter of 2006 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Friday (a relative low point in weekly receivable balances).

The allowance for doubtful accounts and accrual for excess bank losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete, and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

For those states where we operate under the standard business model, we record this estimate of probable losses on receivables as a reduction of advances and receivables, net on our balance sheet.

Historically, the lending banks have been contractually obligated for a portion of the payday cash advance and installment loan losses. Those obligations, denominated as a percent of fees and interest, have typically ranged between 8% and 20%. Under our revised MP&S Agreement with the lending bank in Pennsylvania, the lending bank continues to be contractually obligated for loan losses up to 8.5% of fees and interest. Subsequent to July 2005, under our current MP&S Agreements with the lending bank in Arkansas and North Carolina, the lending bank has been contractually obligated for all loan losses.

For those states in which we have operated as a marketing, processing and servicing agent, the estimate of probable losses is reduced by the lending bank’s contractual obligation, as described above, to arrive at an estimate of excess loan losses. This is recorded as an accrual for excess bank losses, a current liability on our balance sheet.

We charge the portion of payday cash advances, installment loans and fees deemed to be uncollectible against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and credit any subsequent recoveries to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

Under the standard business model, unpaid payday cash advances and the related fees and/or interest are generally charged off if a customer does not make a payment of at least 15% of his or her outstanding balance within 60 days of the date the check was returned by the customer’s bank for non-sufficient funds or other reasons. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally have been charged off 60 days from the due date. Under the agency business model, unpaid installment loans and the related fees and/or interest generally have been charged off 60 days from the deposit date if the check is returned by the customer’s bank for non-sufficient funds or other reasons. Unpaid payday cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for excess bank losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts and agency bank losses. As of March 31, 2006, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $1.9 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2005 and March 31, 2006 financial statements include accruals of approximately $3.4 and $3.3 million, respectively, for the self-insured portion of our health and dental insurance and approximately $4.1 million and $4.3 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender’s subsidiary is a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46R”). We have neither an equity interest nor voting rights in the lender’s subsidiary and have no input into the management of the lender’s subsidiary. However, we determined that we are the primary beneficiary of the VIE, because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers. As a result, we have consolidated the lender’s subsidiary as of March 31, 2006. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity” for the impact of adopting FIN 46R on our results of operations and financial condition

Accounting for Share-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our share-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of March 31, 2006, the total compensation cost not yet recognized related to nonvested stock awards under our share-based employee compensation plans is approximately $12.3 million. The weighted average period over which this expense is expected to be recognized is approximately 6.3 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 8. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006

The following tables set forth our results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2006 (dollars in thousands, except Center Information):

	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$105,156	82.0%	$143,092	102.0%	$37,936	36.1%
Marketing, processing and servicing fees	33,227	25.9%	9,077	6.5%	(24,150)	(72.7)%
Total revenues	138,383	107.9%	152,169	108.5%	13,786	10.0%
Provision for doubtful accounts and agency bank losses	(10,091)	(7.9%)	(11,876)	(8.5%)	1,785	17.7%
Net revenues	128,292	100.0%	140,293	100.0%	12,001	9.4%
Center Expenses:
Salaries and related payroll costs	42,048	32.8%	46,547	33.2%	4,499	10.7%
Occupancy costs	19,127	14.9%	21,048	15.0%	1,921	10.0%
Center depreciation expense	3,537	2.7%	3,953	2.8%	416	11.8%
Advertising expense	5,245	4.1%	3,319	2.4%	(1,926)	(36.7)%
Other center expenses	12,437	9.7%	15,290	10.9%	2,853	22.9%
Total center expenses	82,394	64.2%	90,157	64.3%	7,763	9.4%
Center gross profit	45,898	35.8%	50,136	35.7%	4,238	9.2%

Corporate and Other Expenses (Income):
General and administrative expenses	11,801	9.2%	13,011	9.3%	1,210	10.3%
Corporate depreciation expense	1,077	0.8%	961	0.7%	(116)	(10.8)%
Interest expense	826	0.7%	907	0.6%	81	9.8%
Interest income	(91)	(0.1%)	(176)	(0.1%)	(85)	(93.4)%
Loss on disposal of property and equipment	96	0.1%	208	0.1%	112	116.7%
Total corporate and other expenses	13,709	10.7%	14,911	10.6%	1,202	8.8%
Income before income taxes	32,189	25.1%	35,225	25.1%	3,036	9.4%
Income tax expense	12,451	9.7%	14,313	10.2%	1,862	15.0%
Income before income of consolidated variable interest entity	19,738	15.4%	20,912	14.9%	1,174	5.9%
Income of consolidated variable interest entity	—	—	(485)	(0.3)%	(485)	(100.0)%
Net income	$19,738	15.4%	$20,427	14.6%	$689	3.5%

	2005	2006
Center Information:
Number of centers open at beginning of period	2,408	2,604
Opened	22	42
Closed	(6)	(6)
Number of centers open at end of period	2,424	2,640
Weighted average number of centers open during the period	2,416	2,617
Number of payday cash advances provided and processed (in thousands)	2,623	2,565
Amount of average payday cash advance provided and processed	$333	$351
Number of installment loans provided and processed (in thousands)	—	17
Amount of average installment loan provided and processed	—	$519

	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$53.1	100.0%	$53.6	100.0%	$0.5	0.9%
Center expenses:
Salaries and related payroll costs	17.4	32.8%	17.8	33.2%	0.4	2.3%
Occupancy costs	7.9	14.9%	8.0	15.0%	0.1	1.2%
Center depreciation expense	1.5	2.7%	1.5	2.8%	—	—
Advertising expense	2.2	4.1%	1.3	2.4%	(0.9)	(40.9)%
Other center expenses	5.1	9.7%	5.8	10.9%	0.7	13.7%
Total center expenses	34.1	64.2%	34.4	64.3%	0.3	1.0%
Center gross profit	$19.0	35.8%	$19.2	35.7%	$0.2	1.1%

Revenue Analysis

Total revenues increased approximately $13.8 million during the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily due to the opening of new centers and growth in existing centers. Total revenues for the 2,237 centers opened prior to January 1, 2005 and still open as of March 31, 2006 increased $15.9 million from $129.1 million for the three months ended March 31, 2005 to $145.0 million for the same period in 2006. Centers opened prior to January 1, 2005 were at least three months and fifteen months old at the end of the three-month periods ended March 31, 2005 and 2006, respectively. Total revenues for the 403 centers opened after January 1, 2005 and still open as of March 31, 2006 increased $7.1 million from $22.0 thousand for the three months ended March 31, 2005 to $7.1 million for the same period in 2006. Total revenues for the remaining 257 centers closed represented a decrease of approximately $9.2 million for the three months ended March 31, 2006 compared to the same period in 2005. This decrease is primarily due to the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005.

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues during the three months ended March 31, 2006 was partially offset by:

•  the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas, beginning during the third quarter of 2005. The installment loan as offered by the two lending banks generates approximately 50% of the revenue generated by a payday cash advance outstanding for the same period. Total revenues for the first quarter of 2006 in Pennsylvania and Arkansas were approximately $3.1 million less than the first quarter of 2005;

•  the implementation of material changes in enabling legislation in Illinois and Indiana. Total revenues for the first quarter of 2006 in Illinois and Indiana were approximately $3.4 million less than the first quarter of 2005; and

•  the continued impact of Hurricanes Katrina and Rita in Louisiana and Mississippi. Total revenues for the first quarter of 2006 in Louisiana and Mississippi were approximately $2.0 million less than the first quarter of 2005.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 7.8% for the three months ended March 31, 2006 from 7.3% for the same period in 2005. The increase in the provision is due primarily to increased loss rates and an increase of approximately

$2.2 million related to changes in the contractual relationships with lending banks in the remaining agency states.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the three months ended March 31, 2006 was due primarily to the new centers opened in 2005 and 2006. We averaged approximately 2.14 full-time equivalent field employees, including district directors, per center during both the three months ended March 31, 2006 and the same period in 2005.

Occupancy costs, center depreciation expense and other center expenses.   The increases in occupancy costs, center depreciation expense and other center expenses in 2006 were due primarily to the new centers opened in 2005 and 2006.

Advertising expense.   Advertising expense decreased for the three months ended March 31, 2006 compared to the same period in 2005 due primarily to a decision to conduct less advertising activities during the first quarter of 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the three months ended March 31, 2006 was due primarily to:

•       approximately $1.0 million related to consultant costs for new product development; and

•       an increase in stock-based compensation expense of approximately $0.3 million, offset by a decrease in airplane operating expenses of $0.2 million.

Income tax expense.   The increase in 2006 income tax expense compared to 2005 is primarily due to our conversion to a C corporation for tax purposes.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three months ended March 31, 2005 and 2006 (dollars in thousands):

			Variance
	2005	2006	Dollars	%
Cash flows provided by (used in):
Operating activities	$32,023	$18,290	$(13,733)	(42.9)%
Investing activities	13,812	27,993	14,181	102.7%
Financing activities	(50,369)	(42,775)	7,594	15.1%
Net (decrease)/increase in cash and cash equivalents	(4,534)	3,508	8,042	177.4%
Cash and cash equivalents, beginning of period	18,224	27,259	9,035	49.6%
Cash and cash equivalents, end of period	$13,690	$30,767	$17,077	124.7%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund payday cash advances under the standard business model, finance center growth, pay dividends on our common stock and repurchase shares of our outstanding common stock.

We borrow under our $265.0 million revolving credit facility to fund our payday cash advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting payday cash advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the payday cash advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for payday cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new payday cash advances decreases. Advances and fees receivable, net increased approximately $21.9 million, or 16.6%, to $153.8 million at March 31, 2006 compared to $131.9 million at March 31, 2005, due primarily to an increase in the number of new centers. Advances and fees receivable, net at March 31, 2006 decreased approximately $39.7 million, or 20.5%, to $153.8 million compared to $193.5 million at December 31, 2005.

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

Share repurchases will continue to be made from time to time and will be effected on the open market, in block trades, or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not generally require us to purchase any specific number of shares, and any purchases under the program depend on market and other conditions. Our Board of Directors may suspend or cancel the stock repurchase program at any time. During the three months ended March 31, 2006 we did not repurchase any shares of our outstanding common stock.

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

Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the three months ended March 31, 2006 compared to the same period in 2005 was due primarily to a net decrease in changes in operating assets and liabilities of $21.2 million, partially offset by a net increase in non-cash adjustments of $6.8 million. The $21.2 million net decrease in changes in operating assets and liabilities is due primarily to an increase in the change in other current assets of $6.9 million due to the timing of center rent payments, a decrease in the change in income taxes payable of $8.3 million and a decrease in the change in accrued liabilities of $8.5 million (primarily payroll, severance and branch closing costs).

Cash Flows from Investing Activities

The increase in net cash provided by investing activities for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a $13.7 million decrease in cash invested in advances and fees receivable, net.

Cash Flows from Financing Activities

The decrease in net cash used in financing activities for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a $7.4 million increase in book overdrafts.

Capital Expenditures

For the three months ended March 31, 2005 and 2006, we spent $2.7 million and $1.9 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangements with the Lending Banks

During the three months ended March 31, 2006, we operated as marketing, processing and servicing agent for payday cash advances and installment loans offered, made and funded by FDIC supervised, state-chartered banks through 131 of our centers located in Arkansas and Pennsylvania. Prior to July 2005, we operated as an agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Under our prior MP&S Agreements with these lending banks, the lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under our prior MP&S Agreements, our marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If actual payday cash advance losses by the lending bank exceeded the percentage specified in its MP&S Agreement with us, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses.

Effective June 26, 2005, however, we terminated our MP&S Agreement with the lending bank for Michigan and began to offer check-cashing and deferred-presentment services directly to our customers in Michigan. As a result, we no longer accrue any amounts for excess bank losses relating to our operations in Michigan, however, we still accrue amounts for doubtful accounts for these operations.

On June 30, 2005, we terminated our old MP&S Agreement and entered into a new MP&S Agreement with a new lending bank for Arkansas, pursuant to which we are no longer contractually obligated for any losses on payday cash advances and installment loans made in Arkansas. As a result, we no longer accrue any amounts for excess bank losses relating to our operations in Arkansas. Effective July 6, 2005, we terminated our old MP&S Agreement and entered into a new MP&S Agreement with a new lending bank for North Carolina. Pursuant to this replacement MP&S Agreement, we were no longer contractually obligated for any losses on payday cash advances and installment loans made in North Carolina, and as a result we stopped accruing any amounts for excess bank losses relating to our operations in North Carolina.

Beginning in July 2005, we ceased conducting business under the agency business model in our 208 centers in Texas and began conducting business in those centers as a CSO. Under our prior MP&S Agreement with the lending bank for Texas, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically have been sufficient to cover all losses incurred in Texas. Under the CSO Agreement with the unaffiliated third-party lender in Texas, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to its customers that are referred by us. We therefore still accrue amounts for doubtful accounts for these operations.

Approximately 23.4% and 2.1% of our total center gross profit, in the three months ended March 31, 2005 and 2006, respectively, were derived from marketing, processing and servicing fees paid to us by the lending banks.

Each lending bank for whom we market, process and service payday cash advances and, as of July 2005, installment loans offered, made and funded by the lending banks under the agency business model is responsible for evaluating each of its customers’ applications and determining whether the payday cash advance and/or installment loan is approved. The lending banks utilize an automated third-party credit scoring system to evaluate and approve each customer application. We are not involved in the lending banks’ payday cash advance or installment loan approval process, we are not involved in determining the approval procedures or criteria of the lending banks and, in the normal course of business, we generally do not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans are not included in our payday cash advance and installment loan portfolios nor are they reflected on our balance sheet within our advances and fees receivable, net.

Under our MP&S Agreements with the lending banks that were offering payday cash advances in Arkansas, Michigan, North Carolina, Pennsylvania and Texas prior to July 2005, the lending banks were contractually obligated for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the banks to their customers. This continues to be the case under our amended MP&S Agreement with respect to Pennsylvania. If the amount of uncollected payday cash advances and installment loans exceeds the lending bank’s contractual obligation, we could be obligated to pay to the lending bank the outstanding amount of the advances or installment loan plus its fees and/or interest receivable, less its contractually obligated portion of the losses. As of March 31, 2006, our aggregate contingent liability to the lending bank for Pennsylvania amounted to $11.1 million, which was not included on our balance sheet. We could also be obligated to pay this amount to the lending bank if, as a result of a change in law, regulation or otherwise, the lending bank’s payday cash advances and installment loans were to become uncollectible.

Because our economic exposure for excess bank losses relates to the lending banks’ payday cash advances and installment loans, we have an accrual for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances and installment loans. The accrual for excess bank losses that was reported in our balance sheet was $1.4 million and $2.9 million as of December 31, 2005 and March 31, 2006, respectively. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts for the standard business model payday cash advances. If the payday cash advance and installment loan losses are materially greater than our accrual for excess bank losses, our business, results of operations and financial condition could be materially adversely affected.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of March 31, 2006, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
			2007 and	2009 and	2011 and
Contractual Cash Obligations	Total	2006	2008	2010	thereafter
Long-term debt obligations:
Revolving credit facility	$—	$—	$—	$—	$—
Mortgage payable	8,962	597	1,594	1,594	5,177
Note payable	484	104	276	104	—
Operating lease obligations (1)	120,447	42,045	65,154	12,914	334
Purchase obligations	1,722	1,722	—	—	—
Total	$131,615	$44,468	$67,024	$14,612	$5,511

(1)          Includes leases for our centers, security equipment, aircraft hangar space and fax equipment.

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

As of March 31, 2006, we had no borrowings outstanding on the revolving portion of our credit facility and approximately $14.6 million of letters of credit outstanding, leaving approximately $250.4 million available for future borrowings under our credit facility.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of March 31, 2006, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.5%.

The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three-  or six-month terms. In the case of a base rate loan, we must notify the bank on the business day prior to the date of the required borrowing and in the case of a LIBOR-based loan, we must notify the bank on the third business day prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at March 31, 2006.

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

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.2 million and $6.1 million at December 31, 2005 and March 31, 2006, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.4 million and $5.3 million at December 31, 2005 and March 31, 2006, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of March 31, 2006, our purchase obligations totaled approximately $1.7 million.

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

Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of allowance for doubtful accounts. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. These amounts may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, this risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

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

•       our ability to efficiently and profitably identify, implement and manage any alternative methods of doing business or new products;

•       our relationships with the lending banks and with the banks party to our revolving credit facility;

•       the lending banks in Pennsylvania and Arkansas ceasing to originate payday cash advances and installment loans;

•       our ability to identify and implement any alternative methods of doing business in Pennsylvania and Arkansas;

•       current and future litigation and regulatory proceedings against us, including but not limited to those against us in Florida, Georgia, North Carolina and Pennsylvania;

•       the accuracy of our estimates of losses;

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

•       our current lack of product and business diversification; and

•       the other matters set forth under “Part II. Item 1A. Risk Factors” below.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Quarterly Report, including under “Part II. Item 1A. Risk Factors” and in this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2005 or March 31, 2006. The weighted average interest rate on our $37.9 million of variable interest debt as of December 31, 2005 was approximately 7.38%. We had no outstanding borrowings on our revolving credit facility at March 31, 2006.

We had total interest expense of $0.8 million and $0.9 million for the three months ended March 31, 2005 and 2006, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.1 million and $55.0 thousand for the three months ended March 31, 2005 and 2006, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to the Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Risks Related to Our Business and Industry

Our agency relationships with the lending banks are highly regulated and subject to the oversight of the FDIC and any changes in laws and regulations governing these relationships or the position of the FDIC could have a material adverse effect on our business, results of operations and financial condition.

The lending banks for which we act as marketing, processing and servicing agent are subject to extensive federal and state banking regulations. Additionally, as state-chartered banks, the lending banks are subject to supervision by the FDIC as well as regular examination by other state and federal regulatory authorities. In July 2003 and March 2005, the FDIC issued guidance governing permissible agency arrangements between state-chartered banks and marketing, processing and servicing agents for the banks’ payday cash advances, such as us. In July 2005, the lending banks for whom we act as a marketing, processing and servicing agent implemented new policies, limits and procedures and began offering installment loans as an alternative credit product in response to the FDIC guidance. In February 2006, we became aware that the FDIC has instructed certain lending banks to discontinue offering payday cash advances and alternative credit products if they could not adequately address the FDIC’s continuing concerns regarding those products.  In response to the FDIC’s recent instructions, the lending banks for whom we act as a marketing, processing and servicing agent in Pennsylvania and Arkansas have decided to stop originating payday cash advances and installment loans.  This suspension of our operations in Pennsylvania and Arkansas will have a material adverse effect on our results of operations and financial condition. We estimate that our net revenues will be reduced by approximately $2.3 million for each month that we are not able to operate under the agency business model in Pennsylvania and $0.5 million for each month that we are not able to operate under the agency business model in Arkansas. Furthermore, center expenses average approximately $1.3 million per month in Pennsylvania and $0.4 million per month in Arkansas. These expenses will continue to be incurred while we service payday cash advances and installment loans that remain outstanding. If it becomes necessary to shut down operations, we estimate that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.9 million in Pennsylvania and $0.7 million in Arkansas.

At this time it is unclear what options may be available to us to meet customer demand for small denomination, short-term loans in these states. Defending the legality of the agency business model, finding new lending bank partners and pursuing alternative products and services may take significant time, management attention and financial resources. Further, we may not be successful in any of these efforts. And, despite the decision of the lending banks to stop originating payday cash advances and installment loans in response to the FDIC’s instructions, it is possible that the FDIC or other regulators could take further action against the lending banks and us. Any such further action could have a material adverse effect on our business, results of operations and financial condition.

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

Our marketing efforts and the representations we make about our payday cash advance services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission (“FTC”) enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

The payday cash advance services industry is highly regulated under state law. Changes in state laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under a variety of enabling state statutes, including payday advance, check-cashing, small loan, and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of March 31, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of March 31, 2006, we operated in 35 of these 39 states. In one of these 35 states, we operated under the agency business model, serving as marketing, processing and servicing agent through our centers for a lending bank. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically authorizing the payday cash advance business. Despite the lack of specific payday advance laws, other laws may permit us to do business in these states. As of March 31, 2006, we operated in one of these 11 states under the agency business model, serving as marketing, processing and servicing agent through our centers for a lending bank.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance services. In May 2004, a new law became effective in Georgia that essentially prohibits payday cash advance services in the state and restricted our ability to act as marketing, processing and servicing agent for a lending bank in the state. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” As a result, we closed our 89 centers in Georgia.

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

In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change and negatively affect our business. As a result, our reliance on staff interpretations could therefore have a material adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advance services and take actions that could require us to modify, suspend or cease operations in their respective states. In December 2005, after the conclusion of a contested case, the Commissioner of Banks for North Carolina ordered that the Company’s North Carolina subsidiary immediately cease all business operations. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” As a result, we closed 118 centers in North Carolina. The lost revenue from such closures may have a material adverse effect on our results of operations and financial condition.

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

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” Adverse rulings in some of these lawsuits or regulatory proceedings could significantly impair our business or force us to cease doing business in one or more states.

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

Our centers operated in 34 and 36 states during the three months ended March 31, 2005 and 2006, respectively, and our five largest states (measured by total revenues) accounted for approximately 41% and 46%, respectively, of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our payday cash advance services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

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

The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.

For the three months ended March 31, 2005 and 2006, we deposited approximately 4.3% and 4.7%, respectively, of all the customer checks we received and approximately 71% and 77%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the three months ended March 31, 2005 and 2006 were approximately $16.6 million and $20.4 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

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

If our estimates of losses are not adequate, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

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

As of March 31, 2006, our allowance for doubtful accounts was $35.6 million and the accrual for excess bank losses that was reported in our current liabilities in our balance sheet was $2.9 million. These amounts, however, are estimates, and we have less experience upon which to base our estimates of losses from installment loans, check-cashing, deferred-presentment or credit services. If our actual payday cash advance, check-cashing, deferred-presentment or credit services losses are greater than our allowance for doubtful accounts, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

With respect to the payday cash advances and installment loans that we market, process and service for the lending bank in Pennsylvania, as of March 31, 2006, our aggregate contingent liability was $11.1 million and this amount was not included on our balance sheet. We could be obligated to pay this amount to the lending bank if the lending bank’s payday cash advances and installment loans were to become uncollectible.

We currently lack product and business diversification; as a result, our future revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

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

Our inability to efficiently and profitably introduce or manage new products or alternative methods for conducting business could have a material adverse effect on our business, results of operations and financial condition.

In June 2005, we began offering check-cashing and deferred-presentment services directly to customers in Michigan and in July 2005 we began offering credit services as a CSO to customers in Texas. In addition, in response to the FDIC’s most recent instruction to certain banks to discontinue offering new payday cash advances and alternative credit products, we are studying alternative methods for conducting business in Arkansas and Pennsylvania. Further, we expect to introduce new products that are compatible with our business. Each of these changes, alternative methods of conducting business and new products are subject to risk and uncertainty and require significant investment in time and capital. Due to our lack of experience in offering these alternative services and products, we cannot assure you that we will be able to successfully implement any of these changes. We also cannot assure you that we will be able to identify or implement any alternative methods of conducting business in Arkansas or Pennsylvania. Furthermore, we cannot predict the demand for any of these new services or products, nor do we know if we will be able to offer these new services or products in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services or products, could have a material adverse effect on our business, results of operations and financial condition.

Our ability to manage our growth may deteriorate and our ability to execute our growth strategy may be adversely affected.

We have experienced substantial growth in recent years. Our growth strategy, which is based on opening centers in existing and new markets, is subject to significant risks. We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new centers or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened center place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

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

•       our ability to identify, manage and implement alternative methods for doing business in Pennsylvania, Arkansas or any other state;

•       our ability to identify, implement and manage new products that are compatible with our business;

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

We cannot assure you that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. Additional growth or expansion may further strain our management, financial and other resources. Our future results of operations will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

We may incur substantial additional debt, which could adversely affect our business, results of operations and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

We may incur substantial additional debt in the future. As of March 31, 2006, our total debt was approximately $6.5 million and our stockholders’ equity was approximately $315.0 million. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

We depend on borrowings under our revolving credit facility to fund payday cash advances, capital expenditures to build new centers and other needs. One major regional bank announced that it had revised its credit policies to prohibit future loans to companies engaged in the payday cash advance services or car title lending industries in a letter that the bank filed with the Federal Reserve Board in connection with the bank’s application for approval of an acquisition. The bank’s letter referred to comments filed by certain consumer advocacy organizations in connection with the bank’s application, and stated that it had revised its credit policies “after considering the potential reputational risks and consumer harm” that could result from lending to companies in these industries. While this bank is not one of our existing lenders under our revolving credit facility, if our current or potential credit banks decided not to lend money to companies in the payday cash advance services industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition. This bank also no longer provides cash management services, including operating depository accounts, to payday advance companies. There are other banks that have notified us and other companies in the payday cash advance and check-cashing industries, that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our larger depository banks has requested that we close our bank accounts or put other restrictions on how we use their services, if any of our larger current or future depository banks were to take such action, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of March 31, 2006, we had approximately $250.4 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $0.2 million (0.18% of total revenues) and $0.3 million (0.20% of total revenues) in the three months ended March 31, 2005 and 2006, respectively. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

The annual turnover as of March 31, 2006, among our center managers was approximately 57% and among our other center employees was approximately 108%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

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

Until we file our final income tax returns as an S corporation, the amount of deferred income tax liability recorded as a result of our conversion from an S status to a C status remains an estimate. Any change in this deferred income tax liability will result in a change in income tax expense when the final S corporation income tax return is filed. This should occur in the third quarter of 2006.

Risks Related to Our Common Stock

Our executive officers and directors may be able to exert significant influence over our future direction.

Our executive officers and directors together with certain trusts for the benefit of some of the family members of certain directors, control approximately 35% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence any matter requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

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

Federal and state laws and regulations applicable to providers of payday cash advance services or other financial products or services that we may introduce in the future may now or in the future restrict direct or indirect ownership or control of providers of such products or services by disqualified persons (such as convicted felons). Our certificate of incorporation provides that we may redeem shares of your common stock to the extent deemed necessary or advisable, in the sole judgment of our Board of Directors, to prevent the loss of, or to secure the reinstatement or renewal of, any license or permit from any governmental agency that is conditioned upon some or all of the holders of our common stock possessing prescribed qualifications or not possessing prescribed disqualifications. The redemption price will be the average closing sale price per share of our common stock during the 20-trading-day period ending on the second business day preceding the redemption date fixed by our Board of Directors. At the discretion of our Board of Directors, the redemption price may be paid in cash, debt or equity securities or a combination of cash and debt or equity securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2005, we announced a stock repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding common stock. We made no stock repurchases during the three months ended March 31, 2006. As of March 31, 2006, the approximate dollar value of shares that may yet be purchased under the program was $24.4 million.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to Advance America, Cash Advance Centers, Inc.’s Registration Statement on Form S-1, Registration No. 333-118227).

10.2

Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John T. Egeland, dated January 25, 2006 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on January 31, 2006).

10.3

Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director’s Fees (incorporated herein by reference to Exhibit 99.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on February 23, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

May 10, 2006	By:	/s/ JOHN I. HILL
John I. Hill
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to Advance America, Cash Advance Centers, Inc.’s Registration Statement on Form S-1, Registration No. 333-118227).

10.2

Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John T. Egeland, dated January 25, 2006 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on January 31, 2006).

10.3

Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director’s Fees (incorporated herein by reference to Exhibit 99.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on February 23, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).