Form 10-Q
period 2006-06-30
Advance America, Cash Advance Centers, Inc.
filed 2006-08-09
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2006
Common Stock, par value $.01 per share	82,004,489 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months and six months ended June 30, 2006

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

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2005 and June 30, 2006
(in thousands, except per share data)

	December 31,	June 30,
	2005	2006
Assets
Current assets
Cash and cash equivalents	$27,259	$34,342
Advances and fees receivable, net	193,468	202,002
Deferred income taxes	6,367	6,437
Other current assets	5,033	14,111
Total current assets	232,127	256,892
Restricted cash	10,034	10,552
Property and equipment, net	64,990	61,768
Goodwill	122,586	122,627
Other assets	6,651	6,029
Total assets	$436,388	$457,868
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,306	$10,658
Accrued liabilities	29,895	31,443
Income taxes payable	11,349	2,665
Accrual for excess bank losses	1,373	1,014
Current portion of long-term debt	503	490
Total current liabilities	52,426	46,270
Revolving credit facility	37,933	34,213
Long-term debt	6,185	5,935
Deferred income taxes	15,706	16,031
Other liabilities	44	134
Total liabilities	112,294	102,583
Non-controlling interest in variable interest entity	21,069	35,810
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 82,219 and 82,353 outstanding as of December 31, 2005 and June 30, 2006, respectively	968	968
Paid in capital	282,840	284,066
Retained earnings	83,842	99,048
Common stock in treasury (14,602 and 14,468 shares at cost at December 31, 2005 and June 30, 2006, respectively)	(64,625)	(64,607)
Total stockholders’ equity	303,025	319,475
Total liabilities and stockholders’ equity	$436,388	$457,868

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2005 and 2006
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues:
Fees and interest charged to customers	$114,693	$152,611	$219,849	$295,703
Marketing, processing and servicing fees	35,624	3,310	68,851	12,387
Total revenues	150,317	155,921	288,700	308,090
Provision for doubtful accounts and agency bank losses	(30,567)	(27,435)	(40,658)	(39,311)
Net revenues	119,750	128,486	248,042	268,779
Center Expenses:
Salaries and related payroll costs	42,541	46,171	84,589	92,718
Occupancy costs	19,153	21,081	38,280	42,129
Center depreciation expense	3,595	4,000	7,132	7,953
Advertising expense	7,611	6,111	12,856	9,430
Other center expenses	12,612	12,635	25,049	27,925
Total center expenses	85,512	89,998	167,906	180,155
Center gross profit	34,238	38,488	80,136	88,624
Corporate and Other Expenses (Income):
General and administrative expenses	13,244	13,605	24,982	26,453
General and administrative expenses with related parties	101	161	164	324
Corporate depreciation expense	1,072	935	2,149	1,896
Interest expense	732	919	1,558	1,826
Interest income	(67)	(123)	(158)	(299)
Loss on disposal of property and equipment	27	283	123	491
Income before income taxes	19,129	22,708	51,318	57,933
Income tax expense	8,384	8,924	20,835	23,237
Income before income of consolidated variable interest entity	10,745	13,784	30,483	34,696
Income of consolidated variable interest entity	—	(888)	—	(1,373)
Net income	$10,745	$12,896	$30,483	$33,323
Net income per common share:
Basic	$0.13	$0.16	$0.36	$0.41
Diluted	$0.13	$0.16	$0.36	$0.41
Dividends declared per common share	$0.09	$0.11	$0.18	$0.22
Weighted average number of shares outstanding:
Basic	83,878	81,829	83,918	81,828
Diluted	83,878	81,921	83,918	81,893

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2006
(in thousands, except per share data)

	Common Stock		Paid-In	Retained	Common Stock In Treasury
	Shares	Par Value	Capital	Earnings	Shares	Amount	Total
Balances, December 31, 2005	96,821	$968	$282,840	$83,842	(14,602)	$(64,625)	$303,025
Net income	—	—	—	33,323	—	—	33,323
Dividends paid ($0.22 per share)	—	—	—	(18,001)	—	—	(18,001)
Dividends payable	—	—	—	(116)	—	—	(116)
Issuance of restricted stock	—	—	—	—	133	—	—
Amortization of restricted stock	—	—	759	—	—	—	759
Stock option expense	—	—	467	—	—	—	467
Issuance of common stock to director in lieu of cash	—	—	—	—	1	18	18
Balances, June 30, 2006	96,821	$968	$284,066	$99,048	(14,468)	$(64,607)	$319,475

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2006
(in thousands)

	2005	2006
Cash flows from operating activities
Net income	$30,483	$33,323
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	—	1,373
Depreciation	9,281	9,849
Non-cash interest expense	490	493
Provisions for doubtful accounts and agency bank losses	40,658	39,311
Agency bank charge-offs, net of recoveries	(8,674)	(1,783)
Deferred income taxes	2,149	255
Loss on disposal of property and equipment	123	491
Amortization of restricted stock	574	759
Stock option expense	—	467
Common stock issued to director in lieu of cash	—	18
Changes in operating assets and liabilities
Other current assets	4,968	(9,078)
Other assets	(50)	134
Accounts payable	(3,189)	(1,667)
Accrued liabilities	3,215	607
Income taxes payable	(762)	(8,684)
Net cash provided by operating activities	79,266	65,868
Cash flows from investing activities
Changes in advances and fees receivable, net	(47,984)	(46,421)
Changes in restricted cash	(175)	(518)
Acquisition of business, net of cash acquired	—	(41)
Proceeds from sale of property and equipment	184	32
Purchases of property and equipment	(7,078)	(6,266)
Net cash used in investing activities	(55,053)	(53,214)
Cash flows from financing activities
Payments on revolving credit facility, net	(11,995)	(3,721)
Increase in non-controlling interest of variable interest entity	—	13,397
Common stock issuance costs	(169)	—
Payments on mortgage payable	(164)	(175)
Payments on note payable	(82)	(86)
Payments of financing costs	(10)	(4)
Purchases of treasury stock	(4,454)	—
Payments of dividends	(15,070)	(18,001)
Changes in book overdrafts	(1,306)	3,019
Net cash used in financing activities	(33,250)	(5,571)
Net (decrease)/increase in cash and cash equivalents	(9,037)	7,083
Cash and cash equivalents, beginning of period	18,224	27,259
Cash and cash equivalents, end of period	$9,187	$34,342
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,070	$1,439
Income taxes	19,448	31,666
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,477	885
Restricted stock dividends payable	41	116
Issuance of restricted common stock	—	1,918

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement, have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2006.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Description of Business

Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states the Company has previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation (“FDIC”) supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company has acted as an agent are referred to as the lending banks. The Company no longer operates under the agency business model, except for the collection of advances and installment loans that remain outstanding.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized under the standard business model on a constant-yield basis ratably over the term of each advance. Under the agency business model, the Company’s revenues consist of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to July 2005, these fees included the losses for which the lending banks were contractually obligated in each of the states where the Company operated the agency business model. After July 2005, these fees include only the losses for which the lending bank operating in Pennsylvania is contractually obligated. The Company recognizes revenue under the agency business model on a constant-yield basis ratably over the term of each advance and installment loan.

Concentration of Risk

During the three and six months ended June 30, 2005 and 2006, the Company marketed, processed and serviced payday cash advances and, beginning in July 2005, installment loans under the agency business model, and originated advances under the standard business model, to a broad base of individuals in up to 36 states in the United States. For the three months ended June 30, 2005 and 2006, total revenues within the Company’s five largest states accounted for approximately 41% and 48%, respectively, of the Company’s total revenues. For the six months ended June 30, 2005 and 2006, total revenues within the Company’s five largest states accounted for approximately 41% and 47%, respectively, of the Company’s total revenues.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. Options to purchase 1,280,000 shares of common stock that were outstanding at June 30, 2006 were not included in the computation of diluted earnings per share since the effect of including these stock options would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	83,878	81,829	83,918	81,828
Effect of dilutive unvested restricted stock	—	92	—	65
Weighted average number of common shares outstanding—diluted	83,878	81,921	83,918	81,893

Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of FIN 48 in January 2007 will have on its financial condition or results of operations.

2.   Marketing, Processing and Servicing Arrangements

As part of the agency business model, the Company entered into marketing, processing and servicing agreements (“MP&S Agreements”) with lending banks that offered payday cash advances and, beginning in July 2005, installment loans.

Although the Company marketed, processed and serviced payday cash advances and installment loans made by the lending banks, each lending bank was responsible for evaluating each of its customers’ applications and determining whether to approve the payday cash advance or installment loan. The Company was not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria. The payday cash advances and installment loans are repayable solely to the lending banks and are assets of the lending banks; accordingly, they have never been included in the Company’s balance sheet.

During the three and six months ended June 30, 2005, the Company was compensated under MP&S Agreements with the lending banks for marketing, processing and servicing the payday cash advances made by the lending banks to their customers in five states: Arkansas, Michigan, North Carolina, Pennsylvania and Texas. During the three and six months ended June 30, 2006, the Company was compensated under MP&S Agreements relating to only two states: Pennsylvania and Arkansas.

In response to instructions from the FDIC, the lending bank for Pennsylvania ceased its payday cash advance and installment loan originations as of the close of business on March 27, 2006. The Company expects to continue, through August 2006, to service all payday cash advances and installment loans that were outstanding in Pennsylvania as of March 27, 2006. Additionally, the lending bank for Arkansas discontinued offering installment loans on April 8, 2006 and discontinued offering payday cash advances on June 24, 2006. The Company expects to continue, through September 8, 2006, to service all payday cash advances and installment loans that are outstanding in Arkansas as of those dates. During June 2006, the Company began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation under the standard business model.

Prior to July 2005, under each MP&S Agreement, the applicable lending bank was contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. The Company’s marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If the amount of the lending bank’s uncollected payday cash advances and installment loans exceeded the lending bank’s contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. The outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company were approximately $21.9 million and $2.1 million at December 31, 2005 and June 30, 2006, respectively. Beginning in July 2005, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas became responsible for any and all losses associated with its payday cash advances and installment loans, while the lending bank offering payday cash advances and installment loans in Pennsylvania continued to be contractually obligated only for losses in an amount established as a percentage of the interest and/or fees charged by the lending bank to its customers.

3.   Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
Advances receivable.	$165,212	$160,681
Fees and interest receivable	25,945	25,043
Returned items receivable	35,244	37,027
Loans and fees receivable of consolidated variable interest entity	24,905	37,852
Lending bank receivable	2,342	2,082
Other	3,350	3,506
Allowance for doubtful accounts	(45,585)	(46,196)
Unearned revenues	(17,945)	(17,993)
Advances and fees receivable, net	$193,468	$202,002

4.   Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2005 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Beginning balance	$23,598	$35,558	$29,221	$45,585
Provision for doubtful accounts	23,260	28,421	29,866	37,887
Charge-offs	(16,035)	(23,731)	(35,521)	(54,362)
Recoveries	3,052	5,948	10,309	17,086
Ending balance	$33,875	$46,196	$33,875	$46,196

Changes in the accrual for excess bank losses for the three and six months ended June 30, 2005 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Beginning balance	$2,330	$2,920	$3,219	$1,373
Provision for agency bank losses	7,307	(986)	10,792	1,424
Charge-offs	(5,570)	(1,353)	(13,373)	(3,517)
Recoveries	1,270	433	4,699	1,734
Ending balance	$5,337	$1,014	$5,337	$1,014

The provision for agency bank losses consists of those losses for which the lending banks are contractually obligated and an estimate by which actual losses will differ from the lending banks’ contractual obligation.

The total changes in the allowance for doubtful accounts and the accrual for excess bank losses for the three and six months ended June 30, 2005 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Beginning balance	$25,928	$38,478	$32,440	$46,958
Provision for doubtful accounts and agency bank losses	30,567	27,435	40,658	39,311
Charge-offs	(21,605)	(25,084)	(48,894)	(57,879)
Recoveries	4,322	6,381	15,008	18,820
Ending balance	$39,212	$47,210	$39,212	$47,210

5.   Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31, 2005	June 30, 2006
Employee compensation	$8,819	$10,966
Workers’ compensation.	4,120	4,526
Health and dental insurance	3,352	3,193
Lease smoothing.	2,357	2,655
Advertising.	271	2,566
Construction in progress	3,071	885
Branch closing costs	2,235	1,159
Accounting and tax	1,362	989
Property, sales and franchise taxes.	676	738
Legal.	583	1,353
Other.	3,049	2,413
Total	$29,895	$31,443

6.   Income Taxes

Income tax expense for the three and six months ended June 30, 2005 and 2006 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Current
Federal	$6,277	$8,589	$15,589	$19,173
State	1,247	1,707	3,097	3,809
	7,524	10,296	18,686	22,982
Deferred	860	(1,372)	2,149	255
Total	$8,384	$8,924	$20,835	$23,237

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three and six months ended June 30, 2005 and 2006 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
S corporation income not subject to tax	2.0	—	(0.3)	—
State income taxes, net	4.6	4.1	4.4	4.3
Other	2.2	0.2	1.5	0.8
Effective income tax rate	43.8%	39.3%	40.6%	40.1%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2005	June 30, 2006
Deferred tax assets
Accrued expenses	$4,113	$4,391
Bad debts	2,491	3,392
Net operating loss carryforwards	631	631
Other	46	344
Total deferred tax assets	7,281	8,758
Deferred tax liabilities
Goodwill	(10,743)	(12,176)
Depreciation	(3,731)	(3,143)
Prepaid expenses	(1,477)	(2,364)
Book versus tax basis difference for aircraft	(669)	(669)
Total deferred tax liabilities	(16,620)	(18,352)
Net deferred tax liability	$(9,339)	$(9,594)

Prior to the Company’s initial public offering in December 2004, the Company and substantially all of its subsidiaries (the “Subchapter S Companies”) were taxed as an S corporation for federal and most state income tax purposes. On December 21, 2004, the Subchapter S Companies terminated their status as an S corporation and are now taxed as Subchapter C corporations. As a result of the termination of the Subchapter S Companies’ S corporation status, AACACI recorded a net deferred tax liability and corresponding income tax expense on the revocation date of $8.4 million.

Until the final income tax returns of the Subchapter S Companies as an S corporation are filed, the amount of deferred income tax liability recorded as a result of the Subchapter S Companies’ conversion from S status to C status remains an estimate. Any change in this deferred income tax liability will result in a change in income tax expense when the final S corporation income tax returns are filed. The Company expects this to occur in the third quarter of 2006.

As of both December 31, 2005 and June 30, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $0.8 million, which will begin to expire in 2014. A valuation allowance has not been recorded because management believes it is more likely than not that the entire deferred tax asset will be realized. As of both December 31, 2005 and June 30, 2006, the Company had credit carryforwards for federal and state income tax purposes totaling approximately $0.4 million, which will begin to expire in 2010.

7.   Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.

BankWest, Inc. et al. vs. Baker et al.

A Georgia statute, effective May 2004, essentially prohibits payday cash advance services in the state and effectively restricts the Company’s ability to act as a marketing, processing and servicing agent for a lending bank in the state. In response to the adoption of that statute, the Company, along with a lending bank, BankWest, Inc. (“BankWest”), and other banks and agents previously involved in providing payday cash advances in Georgia, filed an action in the U.S. District Court for the Northern District of Georgia against the Attorney General of Georgia and the Georgia Secretary of State (“BankWest vs. Baker”), seeking a declaration that the Georgia anti-payday cash advance law is unconstitutional, is preempted by federal law and should not be enforced. The District Court denied the request. As a result, BankWest and the Company’s Georgia subsidiary suspended operations in Georgia in 2004 and appealed the District Court’s order to the U.S. Court of Appeals for the Eleventh Circuit. Because the lending banks have since discontinued offering payday cash advances in response to various FDIC’s actions, the lawsuit was determined to be moot and dismissed without prejudice on June 13, 2006.

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

King and Strong vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for whom the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, Mr. Webster and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the advances that were marketed, processed and serviced for BankWest in Georgia and the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff. In April 2006, the State Court of Cobb County entered a consent order, which was jointly submitted by the parties, whereby the parties agreed and consented to arbitration of all claims raised by plaintiffs in this action and to stay all proceedings pending the outcome of arbitration on plaintiffs’ claims. The plaintiffs have filed a demand for arbitration seeking to arbitrate their claims in a class action or representative status. The Company intends to continue to deny plaintiffs’ claims and resist plaintiffs’ efforts to conduct class arbitration.

Glasscock vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment which was granted in September 2005. In its holding, the court ruled that BankWest was the “true lender.” Plaintiffs have appealed this ruling to the United States District Court where it is now pending. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against the Company.

Betts and Reuter vs. McKenzie Check Advance of Florida, LLC et al.

The Company, the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”) and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, in Florida. This putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County and alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, Consumer Finance Act and Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties.

Defendants’ motion for summary judgment was originally granted as to Ms. Betts’ claims but later reversed by a Florida appellate court. On appeal, the Florida Supreme Court issued an opinion on April 27, 2006, holding that the deferred presentment transactions between Betts and the Company were governed by Florida’s usury laws and not governed by the Florida Money Transmitters’ Code as the Company asserted. The case has been remanded to the Circuit Court by the Fourth District Court of Appeals where the Company anticipates the parties will proceed with litigating the case. The Company intends to file an answer in which it asserts its affirmative defenses. Although this ruling by the Florida Supreme Court was adverse to the Company, it is too early in this proceeding to identify the amount of potential losses to the Company, if any, since the case is still in its early stages and several material issues have yet to be addressed by the courts.

Ms. Reuters’ claims were subject to an arbitration agreement contained in the contract; defendants’ motion to compel arbitration was granted by the state trial court, upheld by the state appeals court and affirmed by the Florida Supreme Court declining to accept certiorari. Thus, the order to compel arbitration is final as to Ms. Reuter. The arbitration and litigation will likely proceed in parallel.

Reuter and Betts vs. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s subsidiary, Advance

America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations are nearly identical to those alleged in the first Betts and Reuter lawsuit. The Company filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case and to compel arbitration. Proceedings in this case were stayed pending the disposition of the appeals in the original Betts and Reuter case. Now that those appeals have been resolved, the stay of proceedings has been lifted and the Company will proceed with defending this second lawsuit.

Raymond King vs. Advance America, Cash Advance Centers of Pennsylvania, Inc.

On April 13, 2006, Raymond King, who was a customer of the lending bank in Pennsylvania, filed a declaratory judgment action in the Court of Common Pleas in Philadelphia County against the Company’s Pennsylvania subsidiary. The plaintiff is seeking to void his Consumer Loan Agreements with the lending bank and obtain a declaration that the arbitration clause that prohibits a class action lawsuit is unenforceable and that he may file a class action for alleged violation of various Pennsylvania statutes. The Company has filed its answer and a Motion of Dismissal for lack of subject matter jurisdiction and failure to join the lending bank as an indispensable party.

North Carolina Commissioner of Banks Order

In August 2004, the North Carolina Attorney General’s Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether operations in North Carolina are in compliance with North Carolina law. On February 1, 2005, the Commissioner of Banks initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. On December 22, 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ Order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The full North Carolina State Banking Commission has since affirmed the Commissioner of Banks’ Order and the Company has filed an appeal with the North Carolina Superior Court.

New Mexico Attorney General Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

On February 10, 2006, the Company joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Attorney General’s Proposed Rules and Regulations Governing the Extension of Credit for Small Loans. The Attorney General’s proposed rules would severely limit the payday loan industry in New Mexico. The parties have mutually agreed to stay any further proceedings pending the adoption of new proposed regulations published by the Financial Institutions Division of the New Mexico Regulation and Licensing Department (“FID”) on June 15, 2006. The Company is currently reviewing the FID proposed regulations, which are scheduled to become effective in part on August 31, 2006. If the FID proposed regulations are adopted, the Company expects to be able to continue to operate in New Mexico, although with a substantial reduction in revenues and profits.

Department of Labor Investigations

The United States Department of Labor initiated three investigations in 2005 and one in 2006 from its district offices in the field regarding the payment of overtime wages to certain employees. The Department of Labor recently concluded three investigations and the Company is cooperating with the one remaining ongoing investigation that could result in the payment of back wages, civil monetary penalties and other enforcement action.

Other Matters

The Company is also involved in other litigation and administrative proceedings. This litigation includes contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protections laws.

The amount of loss and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated. Accordingly, no accrual has been recorded for any of the above matters as of June 30, 2006.

8.   Capital Stock and Stock-Based Compensation Plans

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its currently outstanding common stock. During the three and six months ended June 30, 2005, the Company repurchased 367,200 shares of its common stock pursuant to its stock repurchase program. The Company did not repurchase shares of its common stock pursuant to its stock repurchase program during the six months ended June 30, 2006.

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

During the six months ended June 30, 2006, the Company issued to certain executives 133,334 restricted shares under the 2004 Omnibus Stock Plan. These restricted shares vest in equal annual installments over three, five or eight years beginning on the first anniversary of the grant.

During the six months ended June 30, 2006, the Company granted to certain executives stock options to purchase 80,000 shares of the Company’s common stock at an exercise price of $14.70 per share. These options vest in three equal annual installments beginning on the first anniversary of the grant and are within the Company’s 2004 Omnibus Stock Plan.

The weighted-average fair value of the options granted during the six months ended June 30, 2006 was $4.85 per option. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 3.6%, weighted average risk-free interest rate of 4.63%, expected volatility of 47% and a weighted average expected life of 4.41 years. These options expire ten years from the date of grant.

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

A summary of the Company’s authorized and available shares, activity and the weighted average stock option exercise prices under its stock-based compensation plans follows:

					Weighted
		Outstanding			Average
		Restricted	Stock	Available	Exercise
	Authorized	Stock	Options	For Grant	Price
Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	$12.47
Authorized	—	—	—	—	—
Granted	—	133,334	80,000	(213,334)	$14.70
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at June 30, 2006	5,200,000	590,377	1,280,000	3,329,623	$12.61

Exercise prices for stock options outstanding at June 30, 2006 ranged from $12.11 to $14.70. There were no options exercisable as of June 30, 2006.

A summary of the Company’s restricted stock activity and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	391,488	$12.69
Granted	133,334	14.38
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	524,822	$13.12

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2005 and 2006 follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Stock-based compensation expense:
Restricted stock	$283	$396	$574	$759
Stock options	—	248	—	467
Total stock-based compensation expense	$283	$644	$574	$1,226

As of June 30, 2006, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $11.6 million. The weighted average period over which this expense is expected to be recognized is approximately 6.1 years.

9.   Transactions with Variable Interest Entity

Beginning in July 2005, the Company ceased conducting business under the agency business model in Texas, and began conducting business through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

The Company has determined that the lender is a variable interest entity (“VIE”) under FIN 46(R). The Company has neither an equity interest nor voting rights in the lender and has no input into the management of the lender. However, the Company has determined that it is the primary beneficiary of the VIE because the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers for all loans that are processed under the CSO Agreement. As a result, the Company has consolidated the lender into the Company’s financial statements.

The impact of the consolidation of this VIE on the Company’s June 30, 2006 consolidated balance sheet was to increase cash and cash equivalents by approximately $5.3 million, increase advances and fees receivable, net by approximately $30.5 million and increase non-controlling interest in variable interest entity by $35.8 million. The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the three months ended June 30, 2006 was to increase net revenues by approximately $1.2 million and increase other center expenses by approximately $0.3 million, the net effect of which was an increase in income of the consolidated variable interest entity of approximately $0.9 million. The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the six months ended June 30, 2006 was to increase net revenues by approximately $1.9 million and increase other center expenses by approximately $0.5 million, the net effect of which was an increase in income of the consolidated variable interest entity of approximately $1.4 million.

10.   Subsequent Events

On July 26, 2006, the Company’s Board of Directors declared a cash dividend of $0.11 per share of common stock, payable on September 8, 2006 to shareholders of record on August 28, 2006.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of June 30, 2006, we operated 2,670 centers in 36 states.

Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). In certain states we have previously conducted business as a marketing, processing and servicing agent for FDIC supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). In the agency business model, we refer to the banks for which we act as agent as the lending banks. As of June 30, 2006, we were operating under our standard business model in all of our 2,670 centers.

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the agency business model. Our total revenues for the three and six months ended June 30, 2005 and 2006 consisted of (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2006		2005		2006
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$114.7	76.3	$152.6	97.9	$219.8	76.2	$295.7	96.0
Marketing, processing and servicing fees	35.6	23.7	3.3	2.1	68.9	23.8	12.4	4.0
Total revenues	$150.3	100.0	$155.9	100.0	$288.7	100.0	$308.1	100.0

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

Migration Away from Agency Business Model

During the three and six months ended June 30, 2005, we were marketing, processing and servicing payday cash advances made by lending banks to their customers in five states: Arkansas, Michigan, North Carolina, Pennsylvania and Texas. In March 2005, the FDIC issued revised guidance (the “Revised

Guidance”) to FDIC supervised institutions that offered payday cash advances, including the lending banks for which we then acted as marketing, processing and servicing agent. The Revised Guidance materially constrained payday lending under the agency business model and, despite the introduction of installment loans by the lending banks, significantly reduced our marketing, processing and servicing fees. In response to the Revised Guidance, in June and July 2005, we modified our MP&S Agreements in Arkansas, North Carolina and Pennsylvania and started operating in Texas and Michigan under existing state-based legislation. In response to an order from the North Carolina Commissioner of Banks, we closed all our centers in North Carolina in December 2005.

In February 2006, the FDIC instructed the lending banks, including those for which we then continued to market, process and service payday cash advances and installment loans in Pennsylvania and Arkansas, to discontinue offering payday cash advances and installment loans if they could not adequately address the FDIC’s continued concerns. In response, the lending banks in Pennsylvania and Arkansas stopped originating payday cash advances and installment loans and our marketing, processing and servicing fees during the second quarter of 2006 were further reduced. We expect to continue to service during the third quarter of 2006 any payday cash advances and installment loans of the lending banks that remain outstanding in Pennsylvania and Arkansas. In addition, we expect to enter into an agreement with the FDIC obligating us to give the FDIC advance notice should we decide in the future to act again as the marketing, processing, and servicing agent for payday cash advances on behalf of a lending bank. During June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation under the standard business model. As a result, as of June 2006, we operate under the standard business model in all of our centers.

Modified MP&S Agreements in Arkansas, Pennsylvania and North Carolina

In response to the Revised Guidance, during the first half of 2005, certain lending banks adopted new policies and procedures and began offering installment loans, which generally had bi-weekly payments amortized over a four-month period. In connection with these changes, we revised or entered into new MP&S Agreements with the lending banks in Arkansas, North Carolina and Pennsylvania. Although the fees for an installment loan were higher than for a payday cash advance, total revenues were reduced because of the longer duration of the installment loans.

Beginning in the second half of 2005, the lending bank for Arkansas and North Carolina became contractually obligated for all losses on payday cash advances and installment loans to its customers, whereas the lending bank in Pennsylvania remained contractually obligated for the losses on its payday cash advances and installment loans in an amount established as a percentage of the fees and interest charged by the lending bank to its customers.

Conversion of Operations in Michigan and Texas

Effective June 26, 2005, we terminated our MP&S Agreement with the lending bank for Michigan. Under the prior MP&S agreement, the lending bank recorded advances and fees receivable on its balance sheet and was contractually obligated for uncollectible accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers. Therefore, our balance sheet included, as an accrual for excess bank losses, the amount by which estimated losses exceeded the lending bank’s contractual obligation. In connection with terminating this MP&S Agreement, we purchased payday cash advance accounts receivable for approximately $7.7 million. As a result, the lending bank no longer had any obligations for losses with respect to those accounts.

After terminating our prior MP&S Agreement for Michigan, we began offering check-cashing and deferred-presentment services directly to customers in Michigan. The profitability of our check-cashing and deferred-presentment business and average fees, check amounts and duration for which we held checks was similar to what we historically experienced under the standard business model. Because of the recent adoption of a new affirmative payday lending law in Michigan, we began offering payday cash advances in Michigan in June 2006. Due to the limits on fees and charges included in that law, we expect that our revenues in Michigan will be lower, at least initially, than our historical experience under the standard business model.

In the beginning of July 2005, we terminated our prior MP&S Agreement with the lending bank for Texas and began conducting business in those centers through a wholly owned subsidiary that has registered as a Credit Services Organization (“CSO”) under Texas law. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. A credit services organization agreement (“CSO Agreement”) that we entered into with an unaffiliated third-party lender governs the terms by which we refer customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, process loan applications and commit to reimburse the lender for any loans or related fees that are not collected from such customers.

Under our former MP&S Agreement with the lending bank in Texas, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically had been sufficient to cover all losses incurred. Under the CSO Agreement, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by us.

Suspensions and Conversion of Operations in Pennsylvania and Arkansas

In response to instructions from the FDIC, the lending bank for Pennsylvania ceased its payday cash advance and installment loan originations as of the close of business on March 27, 2006. As a result, our revenues and center gross profits from Pennsylvania significantly decreased. Through the remainder of August 2006, we expect to continue to service all of this lending bank’s payday cash advances and installment loans that were outstanding as of March 27, 2006. In June 2006, we began offering the Advance America Choice-Line of Credit (“Choice-Line”) in Pennsylvania. The Choice-Line product allows customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances. Subject to regulatory and consumer acceptance of the Choice-Line product, and certain other management and implementation issues, we expect our revenues and profits in Pennsylvania to return to historic levels.

The following is a summary of financial information for our operations in Pennsylvania for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenues	$9,954	$1,770	$19,322	$8,670
Total center expenses	4,049	3,301	8,042	7,313
Center gross profit/(loss)	$5,905	$(1,531)	$11,280	$1,357

In addition, the lending bank for Arkansas discontinued offering installment loans on April 8, 2006 and discontinued offering payday cash advances on June 24, 2006. As a result, our revenues and center gross profits in Arkansas also deteriorated significantly. We expect to continue, through September 8, 2006, to service all of this lending bank’s payday cash advances and installment loans that were outstanding as of these dates. In June 2006, we began operating in Arkansas under existing state-based legislation and directly providing check-cashing services to customers in Arkansas. Provided the regulatory environment remains stable, and subject to other management and implementation issues, we expect our revenues and profits in Arkansas to return to historic levels.

The following is a summary of financial information for our operations in Arkansas for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenues	$1,745	$883	$3,314	$2,231
Total center expenses	988	907	1,896	1,905
Center gross profit/(loss)	$757	$(24)	$1,418	$326

Closings

In August 2004, the North Carolina Attorney General’s office, in conjunction with the Commissioner of Banks for North Carolina, commanded an investigation of the agency business model operations of our centers in North Carolina. In September 2005, the lending bank for which we marketed, processed and serviced payday cash advances and installment loans in our North Carolina centers suspended its payday cash advance and installment loan originations. On December 22, 2005, the North Carolina Commissioner of Banks issued an order directing us to cease operation of our centers in the state. As a result, we ceased all of our business activities and closed our centers in North Carolina.

The following is a summary of financial information for our operations in North Carolina for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenues	$6,855	$—	$13,368	$(35)
Total center expenses	4,047	172	7,804	964
Center gross profit/(loss)	$2,808	$(172)	$5,564	$(999)

Centers

The following table lists the number of centers by state at December 31, 2005 and June 30, 2006:

State	December 31, 2005	June 30, 2006
Alabama	140	140
Arizona	53	55
Arkansas	30	30
California	298	300
Colorado	62	61
Delaware	13	13
Florida	211	224
Idaho	13	14
Illinois	60	60
Indiana	116	119
Iowa	35	36
Kansas	42	46
Kentucky	39	42
Louisiana	75	73
Michigan	111	119

Mississippi	53	52
Missouri	70	76
Montana	9	9
Nebraska	25	23
Nevada	10	10
New Hampshire	16	17
New Mexico	12	12
North Dakota	7	7
Ohio	210	215
Oklahoma	67	67
Oregon	56	56
Pennsylvania	101	100
Rhode Island.	3	7
South Carolina	112	115
South Dakota	11	12
Tennessee	62	62
Texas	207	210
Virginia	120	127
Washington	105	109
Wisconsin	45	46
Wyoming	5	6
Total	2,604	2,670

New centers

We opened 104 and 46 new centers during the three months ended June 30, 2005 and 2006, respectively. We opened 126 and 88 new centers during the six months ended June 30, 2005 and 2006, respectively.

Closed centers

We closed 8 and 16 centers during the three months ended June 30, 2005 and 2006, respectively. We closed 14 and 22 centers during the six months ended June 30, 2005 and 2006, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.2 million and $0.4 million in the three months ended June 30, 2005 and 2006, respectively. We recorded expenses related to center closures of approximately $0.2 million and $1.0 million in the six months ended June 30, 2005 and 2006, respectively.

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

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses under the standard business model (and the amount we historically accrued for probable excess bank losses for our share of the losses on payday cash advances and installment loans we marketed, processed and serviced for the lending banks under the agency business model).

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

Historically, the lending banks have been contractually obligated for a portion of the payday cash advance and installment loan losses. Those obligations, denominated as a percent of fees and interest, have typically ranged between 8% and 20%. Subsequent to July 2005, the lending bank in Arkansas and North Carolina became contractually obligated for all loan losses.

For those states in which we have operated as a marketing, processing and servicing agent, the estimate of probable losses was reduced by the lending bank’s contractual obligation, as described above, to arrive at an estimate of excess loan losses. We have recorded this as an accrual for excess bank losses, a current liability on our balance sheet.

We have charged the portion of advances, installment loans and fees deemed to be uncollectible against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and credited any subsequent recoveries to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off if a customer does not make a payment of at least 15% of his or her outstanding balance within 60 days of the date the check was returned by the customer’s bank for non-sufficient funds or other reasons. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally have been charged off 60 days from the due date. Under the agency business model, unpaid installment loans and the related fees and/or interest generally have been charged off 60 days from the deposit date if the check is returned by the customer’s bank for non-sufficient funds or other reasons. Unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

Our business experiences cyclicality in receivables balances from both the time of year and the day of the week. Fluctuations in receivables balances result in a corresponding impact on the allowance for doubtful accounts and the accrual for excess bank losses.

Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

In addition to the seasonal fluctuations, the receivables balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The second quarter of 2005 began on a Friday (a relative low point in weekly receivable balances) and ended on a Thursday (a relative high point in weekly receivable balances). The second quarter of 2006 began on a Saturday (a relative low point in weekly receivable balances) and ended on a Friday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of June 30, 2006, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for excess bank losses would change by approximately $2.3 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2005 and June 30, 2006 financial statements include accruals of approximately $3.4 and $3.2 million, respectively, for the self-insured portion of our health and dental insurance and approximately $4.1 million and $4.5 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender is a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). We have neither an equity interest nor voting rights in the lender and have no input into the management of the lender. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers with respect to all loans that are processed under the CSO Agreement between us and the lender. As a result, we have consolidated the lender as of June 30, 2006. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity” for the impact of adopting FIN 46(R) on our results of operations and financial condition.

Accounting for Share-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our share-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of June 30, 2006, the total compensation cost not yet recognized related to nonvested stock awards under our share-based employee compensation plans is approximately $11.6 million. The weighted average period over which this expense is expected to be recognized is approximately 6.1 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 8. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of FIN 48 in January 2007 will have on our financial condition or results of operations.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006

The following tables set forth our results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2006 (dollars in thousands, except Center Information):

	Three Months Ended June 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$114,693	95.8%	$152,611	118.8%	$37,918	33.1%
Marketing, processing and servicing fees	35,624	29.7%	3,310	2.6%	(32,314)	(90.7)%
Total revenues	150,317	125.5%	155,921	121.4%	5,604	3.7%
Provision for doubtful accounts and agency bank losses	(30,567)	(25.5)%	(27,435)	(21.4)%	(3,132)	(10.2)%
Net revenues	119,750	100.0%	128,486	100.0%	8,736	7.3%
Center Expenses:
Salaries and related payroll costs	42,541	35.5%	46,171	35.9%	3,630	8.5%
Occupancy costs	19,153	16.0%	21,081	16.4%	1,928	10.1%
Center depreciation expense	3,595	3.0%	4,000	3.1%	405	11.3%
Advertising expense	7,611	6.4%	6,111	4.8%	(1,500)	(19.7)%
Other center expenses	12,612	10.5%	12,635	9.8%	23	0.2%
Total center expenses	85,512	71.4%	89,998	70.0%	4,486	5.2%
Center gross profit	34,238	28.6%	38,488	30.0%	4,250	12.4%
Corporate and Other Expenses (Income):
General and administrative expenses	13,345	11.2%	13,766	10.8%	421	3.2%
Corporate depreciation expense	1,072	0.9%	935	0.7%	(137)	(12.8)%
Interest expense	732	0.6%	919	0.7%	187	25.5%
Interest income	(67)	(0.1)%	(123)	(0.1)%	(56)	(83.6)%
Loss on disposal of property and equipment	27	—	283	0.2%	256	948.1%
Total corporate and other expenses	15,109	12.6%	15,780	12.3%	671	4.4%
Income before income taxes	19,129	16.0%	22,708	17.7%	3,579	18.7%
Income tax expense	8,384	7.0%	8,924	7.0%	540	6.4%
Income before income of consolidated variable interest entity	10,745	9.0%	13,784	10.7%	3,039	28.3%
Income of consolidated variable interest entity	—	—	(888)	(0.7)%	(888)	(100.0)%
Net income	$10,745	9.0%	$12,896	10.0%	$2,151	20.0%

	Three Months Ended
	June 30,
	2005	2006
Center Information:
Number of centers open at beginning of period	2,424	2,640
Opened	104	46
Closed	(8)	(16)
Number of centers open at end of period	2,520	2,670
Weighted average number of centers open during the period	2,485	2,649
Number of payday cash advances provided and processed (in thousands)	2,977	2,841
Amount of average payday cash advance provided and processed	$334	$351
Number of installment loans provided and processed (in thousands)	—	—
Amount of average installment loan provided and processed	—	$487

	Three Months Ended June 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$48.2	100.0%	$48.5	100.0%	$0.3	(0.6)%
Center expenses:
Salaries and related payroll costs	17.1	35.5%	17.4	35.9%	0.3	1.8%
Occupancy costs	7.7	16.0%	8.0	16.4%	0.3	3.9%
Center depreciation expense	1.4	3.0%	1.5	3.1%	0.1	7.1%
Advertising expense	3.1	6.4%	2.3	4.8%	(0.8)	(25.8)%
Other center expenses	5.1	10.5%	4.8	9.8%	(0.3)	(5.9)%
Total center expenses	34.4	71.4%	34.0	70.0%	(0.4)	(1.2)%
Center gross profit	$13.8	28.6%	$14.5	30.0%	$0.7	5.1%

Revenue Analysis

Total revenues increased approximately $5.6 million during the three months ended June 30, 2006 compared to the same period in 2005. The increase was primarily due to the opening of new centers and growth in existing centers. Total revenues for the 2,244 centers opened prior to April 1, 2005 and still open as of June 30, 2006 increased $6.5 million from $139.8 million for the three months ended June 30, 2005 to $146.3 million for the same period in 2006. Centers opened prior to April 1, 2005 were at least three months and fifteen months old at the end of the three-month periods ended June 30, 2005 and 2006, respectively. Total revenues for the 426 centers opened after April 1, 2005 and still open as of June 30, 2006 increased $9.1 million from $0.3 million for the three months ended June 30, 2005 to $9.4 million for the same period in 2006. Total revenues for the remaining 267 centers closed represented a decrease of approximately $10.0 million for the three months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily due to the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005.

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues during the three months ended June 30, 2006 was partially offset by:

•       the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas, beginning during the third quarter of 2005 and the lending banks’ suspension of originations in the first half of 2006. Total revenues for the second quarter of 2006 in Pennsylvania and Arkansas were approximately $9.6 million less than the second quarter of 2005;

•       the implementation of material changes in enabling legislation in Illinois and Indiana. Total revenues for the second quarter of 2006 in Illinois and Indiana were approximately $4.3 million less than the second quarter of 2005; and

•       the continued impact of Hurricanes Katrina and Rita in Louisiana and Mississippi. Total revenues for the second quarter of 2006 in Louisiana and Mississippi were approximately $1.7 million less than the second quarter of 2005.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses decreased to 17.6% for the three months ended June 30, 2006 from 20.3% for the same period in 2005. The decrease in the provision is due primarily to the inclusion in the 2005 provision of an approximate $4.2 million net expense related to the contractual changes in Arkansas, Michigan, North Carolina and Texas. In addition, during the second quarter of 2006, we sold certain customer accounts receivable to a collection agency, which generated proceeds of approximately $1.2 million which were recorded as a reduction in the 2006 provision. These decreases were partially offset by increased loss rates.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the three months ended June 30, 2006 was due primarily to the new centers opened in 2005 and 2006. We averaged approximately 2.12 and 2.23 full-time equivalent field employees, including district directors, per center during the three months ended June 30, 2005 and 2006, respectively.

Occupancy costs and center depreciation expense.   The increases in occupancy costs and center depreciation expense for the three months ended June 30, 2006 were due primarily to the new centers opened in 2005 and 2006.

Advertising expense.   Advertising expense decreased for the three months ended June 30, 2006 compared to the same period in 2005 due primarily to a decision to conduct less advertising activities during the second quarter of 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the three months ended June 30, 2006 was due primarily to:

•       approximately $0.4 million related to consultant costs for new product development; and

•       an increase in stock-based compensation expense of approximately $0.4 million, offset by a decrease in airplane operating expenses of $0.5 million.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2006

The following tables set forth our results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2006 (dollars in thousands, except Center Information):

	Six Months Ended June 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$219,849	88.6%	$295,703	110.0%	$75,854	34.5%
Marketing, processing and servicing fees	68,851	27.8%	12,387	4.6%	(56,464)	(82.0)%
Total revenues	288,700	116.4%	308,090	114.6%	19,390	6.7%
Provision for doubtful accounts and agency bank losses	(40,658)	(16.4)%	(39,311)	(14.6)%	(1,347)	(3.3)%
Net revenues	248,042	100.0%	268,779	100.0%	20,737	8.4%
Center Expenses:
Salaries and related payroll costs	84,589	34.1%	92,718	34.5%	8,129	9.6%
Occupancy costs	38,280	15.4%	42,129	15.7%	3,849	10.1%
Center depreciation expense	7,132	2.9%	7,953	2.9%	821	11.5%
Advertising expense	12,856	5.2%	9,430	3.5%	(3,426)	(26.6)%
Other center expenses	25,049	10.1%	27,925	10.4%	2,876	11.5%
Total center expenses	167,906	67.7%	180,155	67.0%	12,249	7.3%
Center gross profit	80,136	32.3%	88,624	33.0%	8,488	10.6%
Corporate and Other Expenses (Income):
General and administrative expenses.	25,146	10.2%	26,777	9.9%	1,631	6.5%
Corporate depreciation expense	2,149	0.9%	1,896	0.7%	(253)	(11.8)%
Interest expense	1,558	0.6%	1,826	0.7%	268	17.2%
Interest income	(158)	(0.1)%	(299)	(0.1)%	(141)	(89.2)%
Loss on disposal of property and equipment	123	—	491	0.2%	368	299.2%
Total corporate and other expenses	28,818	11.6%	30,691	11.4%	1,873	6.5%
Income before income taxes	51,318	20.7%	57,933	21.6%	6,615	12.9%
Income tax expense	20,835	8.4%	23,237	8.7%	2,402	11.5%
Income before income of consolidated variable interest entity	30,483	12.3%	34,696	12.9%	4,213	13.8%
Income of consolidated variable interest entity	—	—	(1,373)	(0.5)%	(1,373)	(100.0)%
Net income	$30,483	12.3%	$33,323	12.4%	$2,840	9.3%

	Six Months Ended
	June 30,
	2005	2006
Center Information:
Number of centers open at beginning of period	2,408	2,604
Opened	126	88
Closed	(14)	(22)
Number of centers open at end of period	2,520	2,670
Weighted average number of centers open during the period	2,436	2,628
Number of payday cash advances provided and processed (in thousands)	5,600	5,406
Amount of average payday cash advance provided and processed	$333	$351
Number of installment loans provided and processed (in thousands)	—	17
Amount of average installment loan provided and processed	—	$518

	Six Months Ended June 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$101.8	100.0%	$102.3	100.0%	$0.5	0.5%
Center expenses:
Salaries and related payroll costs	34.7	34.1%	35.3	34.5%	0.6	1.7%
Occupancy costs	15.7	15.4%	16.0	15.7%	0.3	1.9%
Center depreciation expense	2.9	2.9%	3.0	2.9%	0.1	3.4%
Advertising expense	5.3	5.2%	3.6	3.5%	(1.7)	(32.1)%
Other center expenses	10.3	10.1%	10.6	10.4%	0.3	2.9%
Total center expenses	68.9	67.7%	68.5	67.0%	(0.4)	(0.6)%
Center gross profit	$32.9	32.3%	$33.8	33.0%	$0.9	2.7%

Revenue Analysis

Total revenues increased approximately $19.4 million during the six months ended June 30, 2006 compared to the same period in 2005. The increase was primarily due to the opening of new centers and growth in existing centers. Total revenues for the 2,222 centers opened prior to January 1, 2005 and still open as of June 30, 2006 increased $22.3 million from $268.2 million for the six months ended June 30, 2005 to $290.5 million for the same period in 2006. Centers opened prior to January 1, 2005 were at least six months and eighteen months old at the end of the six-month periods ended June 30, 2005 and 2006, respectively. Total revenues for the 448 centers opened after January 1, 2005 and still open as of June 30, 2006 increased $16.5 million from $0.4 million for the six months ended June 30, 2005 to $16.9 million for the same period in 2006. Total revenues for the remaining 273 centers closed represented a decrease of approximately $19.4 million for the six months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily due to the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005.

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues during the six months ended June 30, 2006 was partially offset by:

•       the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas, beginning during the third quarter of 2005 and the lending banks’ suspension of originations in the first half of 2006. Total revenues for the first six months of 2006 in Pennsylvania and Arkansas were approximately $12.9 million less than the same period in 2005;

•       the implementation of material changes in enabling legislation in Illinois and Indiana. Total revenues for the first six months of 2006 in Illinois and Indiana were approximately $7.8 million less than the same period in 2005; and

•       the continued impact of Hurricanes Katrina and Rita in Louisiana and Mississippi. Total revenues for the first six months of 2006 in Louisiana and Mississippi were approximately $3.7 million less than the same period in 2005.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses decreased to 12.8% for the six months ended June 30, 2006 from 14.1% for the same period in 2005. The decrease in the provision is due primarily to the inclusion in the 2005 provision of an approximate $4.2 million net expense related to the contractual changes in Arkansas, Michigan, North Carolina and Texas. In addition, during the second quarter of 2006, we sold certain customer accounts receivable to a collection agency, which generated proceeds of approximately $1.2 million which were recorded as a reduction in the 2006 provision. This decrease was partially offset by increased loss rates.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the six months ended June 30, 2006 was due primarily to the new centers opened in 2005 and 2006. We averaged approximately 2.13 and 2.17 full-time equivalent field employees, including district directors, per center during the six months ended June 30, 2005 and 2006, respectively.

Occupancy costs, center depreciation expense and other center expenses.   The increases in occupancy costs, center depreciation expense and other center expenses in the six months ended June 30, 2006 were due primarily to the new centers opened in 2005 and 2006.

Advertising expense.   Advertising expense decreased for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to a decision to conduct less advertising activities during the first half of 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the six months ended June 30, 2006 was due primarily to:

•       approximately $1.4 million related to consultant costs for new product development; and

•       an increase in stock-based compensation expense of approximately $0.7 million, offset by a decrease in airplane operating expenses of $0.6 million.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended June 30, 2005 and 2006 (dollars in thousands):

			Variance
	2005	2006	Dollars	%
Cash flows provided by (used in):
Operating activities	$79,266	$65,868	$(13,398)	(16.9)%
Investing activities	(55,053)	(53,214)	1,839	3.3%
Financing activities	(33,250)	(5,571)	27,679	83.2%
Net (decrease)/increase in cash and cash equivalents	(9,037)	7,083	16,120	178.4%
Cash and cash equivalents, beginning of period	18,224	27,259	9,035	49.6%
Cash and cash equivalents, end of period	$9,187	$34,342	$25,155	273.8%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances under the standard business model, finance center growth, pay dividends on our common stock and repurchase shares of our outstanding common stock.

We borrow under our $265.0 million revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $28.9 million, or 16.7%, to $202.0 million at June 30, 2006 compared to $173.1 million at June 30, 2005, due primarily to an increase in the number of new centers. Advances and fees receivable, net increased approximately $8.5 million, or 4.4%, to $202.0 million at June 30, 2006 compared to $193.5 million at December 31, 2005.

On May 4, 2005, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $50.0 million of our currently outstanding common stock. Our Board of Directors determined that the stock repurchase program served the best interest of us and our stockholders by returning capital to our stockholders, by providing an attractive investment opportunity for our funds and by reducing the dilutive impact of employee stock incentive programs and potential acquisitions.

Share repurchases will continue to be made from time to time and will be effected on the open market, in block trades, or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not generally require us to purchase any specific number of shares, and any purchases under the program depend on market and other conditions. Our Board of Directors may suspend or cancel the stock repurchase program at any time. During the six months ended June 30, 2006, we did not repurchase any shares of our outstanding common stock.

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

Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the six months ended June 30, 2006 compared to the same period in 2005 was due primarily to a net decrease in changes in operating assets and liabilities of $22.9 million, partially offset by a net increase in non-cash adjustments of $6.6 million. The $22.9 million net decrease in changes in operating assets and liabilities is due primarily to a decrease in the change in income taxes payable of $7.9 million and a decrease in the change in other current assets of $14.0 million (due primarily to the timing of insurance and center rent payments as well as the refund in the second quarter of 2005 of funds deposited with the IRS relating to the period we were an S Corporation).

Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $1.6 million decrease in cash invested in advances and fees receivable, net.

Cash Flows from Financing Activities

The decrease in net cash used in financing activities for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $13.4 million increase in the non-controlling interest of the variable interest entity, an $8.3 million reduction in payments on our revolving credit facility and a $4.3 million increase in book overdrafts.

Capital Expenditures

For the six months ended June 30, 2005 and 2006, we spent $7.1 million and $6.3 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangements with the Lending Banks

During the six months ended June 30, 2006, we operated as marketing, processing and servicing agent for payday cash advances and installment loans offered, made and funded by FDIC supervised, state-chartered banks through our centers located in Arkansas and Pennsylvania. Prior to July 2005, we operated as an agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Under the prior MP&S Agreements with these lending banks, the lending banks were contractually obligated for the losses on their payday cash advances in an amount established as a percentage of the fees and interest charged by the lending banks to their customers. Therefore, under the prior MP&S Agreements, our marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If actual payday cash advance losses by the lending bank exceeded the percentage specified in its MP&S Agreement with us, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses.

Effective June 26, 2005, however, we terminated our MP&S Agreement with the lending bank for Michigan and began to operate under the standard business model in Michigan. As a result, we no longer accrue any amounts for excess bank losses relating to our operations in Michigan, however, we still accrue amounts for doubtful accounts for these operations.

On June 30, 2005, we terminated our old MP&S Agreement and entered into a new MP&S Agreement with a new lending bank for Arkansas, pursuant to which we are no longer contractually obligated for any losses on payday cash advances and installment loans made in Arkansas. As a result, we stopped accruing any amounts for excess bank losses relating to our operations in Arkansas. Effective July 6, 2005, we terminated our old MP&S Agreement and entered into a new MP&S Agreement with a new lending bank for North Carolina. Pursuant to this replacement MP&S Agreement, we were no longer contractually obligated for any losses on payday cash advances and installment loans made in North Carolina, and as a result we stopped accruing any amounts for excess bank losses relating to our operations in North Carolina.

Beginning in July 2005, we ceased conducting business under the agency business model in Texas and began conducting business in those centers as a CSO. Under the prior MP&S Agreement with the lending bank for Texas, the lending bank was contractually obligated for uncollectible payday cash advance accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers, which historically was sufficient to cover all losses incurred in Texas. Under the CSO Agreement with an unaffiliated third-party lender in Texas, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to its customers that are referred by us. We therefore still accrue amounts for doubtful accounts for these operations.

Approximately 30.8% and (0.7%) of our total center gross profit, in the three months ended June 30, 2005 and 2006, respectively, was derived from the agency business model. Approximately 26.6% and 0.9% of our total center gross profit, in the six months ended June 30, 2005 and 2006, respectively, was derived from the agency business model.

Each lending bank for whom we have historically marketed, processed and serviced payday cash advances and, as of July 2005, installment loans offered under the agency business model was responsible for evaluating each of its customers’ applications and determining whether the payday cash advance and/or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks’ approval process, we were not involved in determining the approval procedures or criteria of the lending banks and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans have never been included in our payday cash advance and installment loan portfolios nor have they been reflected on our balance sheet within our advances and fees receivable, net.

Prior to July 2005, each lending bank was obligated under its MP&S Agreement for the losses on payday cash advances in an amount established as a percentage of the fees and/or interest charged by the lending bank to its customers. If the amount of uncollected payday cash advances and installment loans exceeded the lending bank’s contractual obligation, we could have been obligated to pay to the lending bank the outstanding amount of the advances or installment loan plus its fees and/or interest receivable, less its contractually obligated portion of the losses. As of June 30, 2006, our remaining aggregate contingent liability to the lending bank for Pennsylvania amounted to approximately $1.0 million, which was not included on our balance sheet. We could also be obligated to pay this amount to the lending bank if, as a result of a change in law, regulation or otherwise, the lending bank’s payday cash advances and installment loans were to become uncollectible.

Because our economic exposure for excess bank losses relates to the lending banks’ payday cash advances and installment loans, we have accrued for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances and installment loans. The accrual for excess bank losses has been established on a basis similar to the allowance for doubtful accounts under the standard business model. The accrual for excess bank losses that was reported in our balance sheet was $1.4 million and $1.0 million as of December 31, 2005 and June 30, 2006, respectively.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of June 30, 2006, including periodic interest payments, included the following (dollars in thousands):

			Payment due by December 31,
Contractual Cash Obligations	Total	2006	2007 and 2008	2009 and 2010	2011 and thereafter
Long-term debt obligations:
Revolving credit facility	$34,213	$—	$—	$34,213	$—
Mortgage payable	8,763	398	1,594	1,594	5,177
Note payable	450	70	276	104	—
Operating lease obligations(1)	133,206	30,319	79,719	20,825	2,343
Purchase obligations	1,993	1,993	—	—	—
Total	$178,625	$32,780	$81,589	$56,736	$7,520

       (1) Includes leases for aircraft hangar space, centers, security equipment and fax/copier equipment.

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

As of June 30, 2006, we had $34.2 million outstanding on the revolving portion of our credit facility and approximately $3.9 million of letters of credit outstanding, leaving approximately $226.9 million available for future borrowings under our credit facility.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of June 30, 2006, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at June 30, 2006.

We borrow under our $265.0 million revolving credit facility to fund our advances and other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases.

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.2 million and $6.0 million at December 31, 2005 and June 30, 2006, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.4 million and $5.3 million at December 31, 2005 and June 30, 2006, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of June 30, 2006, our purchase obligations totaled approximately $2.0 million.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than historical information or statements of current condition contained in this Quarterly Report, including statements regarding our future financial performance, our business strategy and expected developments in our industry, are forward-looking statements. The words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on management’s current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•       federal and state governmental regulation of payday cash advance services, consumer lending and related financial products and services;

•       our ability to efficiently and profitably identify, implement and manage any alternative methods of doing business or new products;

•       our relationships with the banks party to our revolving credit facility;

•       our ability to successfully implement new methods of doing business in Pennsylvania and Arkansas;

•       our ability to identify and successfully implement new product and service offerings;

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

•       the fragmentation of our industry and competition from various other sources, such as other payday cash advance providers, small loan providers, short-term consumer lenders, banks, savings and loans and other similar financial services entities, as well as retail businesses that offer consumer loans or other products or services similar to those offered by us;

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2005 or June 30, 2006. The weighted average interest rate on our $37.9 million of variable interest debt as of December 31, 2005 was approximately 7.38%. The weighted average interest rate on our $34.2 million of variable interest debt as of June 30, 2006 was approximately 8.34%.

We had total interest expense of $0.7 million and $0.9 million for the three months ended June 30, 2005 and 2006, respectively. We had total interest expense of $1.6 million and $1.8 million for the six months ended June 30, 2005 and 2006, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $15.0 thousand and $45.0 thousand for the three months ended June 30, 2005 and 2006, respectively, and approximately $66.0 thousand and $99.0 thousand for the six months ended June 30, 2005 and 2006, respectively.

Credit Risk

Under the agency business model, we invoice each bank for the marketing, processing and servicing fees payable to us by such bank. In addition, the lending bank in Pennsylvania is responsible for making payments to us if actual payday cash advance and installment loan losses are less than the payday cash advance and installment loan losses retained by the lending bank. We are subject to the risk that the lending banks will fail to pay all or a portion of the amounts due to us or that they will fail to pay us on a timely basis. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to the Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.      RISK FACTORS.

Risks Related to Our Business and Industry

Our business is highly regulated. Changes in applicable laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to numerous federal, state and local laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new services, we may become subject to additional federal, state and local regulations. State and local governments may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations. Changes in laws or regulations, or our failure to comply with such laws and regulations, may have a material adverse effect on our business, results of operations and financial condition.

Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check-cashing, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of June 30, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of June 30, 2006, we operated in 35 of these 39 states. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically authorizing the payday cash advance business. Despite the lack of specific payday advance laws, other laws may permit us to do business in these states. As of June 30, 2006, we operated in one of these 11 states.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance services. Many bills have also been introduced in state legislatures. In 2005, bills that severely restrict or effectively prohibit payday cash advances were introduced in 26 states. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by the state legislatures at periodic intervals. Rules currently under consideration in New Mexico may effectively prohibit, or at least significantly restrict, our operations there. Oregon has enacted legislation that is currently slated to become effective in July 2007 that will provide for significant additional restrictions on the payday cash advance industry. Any such legislation could have a material adverse impact on our results from operations. Similar laws prohibiting payday cash advance services or making them unprofitable could be passed in any other state at any time or existing payday cash advance laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative products and take actions that could require us to modify, suspend or cease operations in their respective states. In December 2005, after the conclusion of a contested case, the Commissioner of Banks for North Carolina ordered that our North Carolina subsidiary immediately cease all business operations. See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” As a result, we closed 118 centers in North Carolina. The lost revenues from such closures may have a material adverse effect on our results of operations and financial condition. In addition, it is our understanding that the newly introduced Advance America Choice-Line of Credit is being scrutinized by the Office of the Pennsylvania Secretary of Banking. An adverse opinion by the Secretary or other governmental agency in Pennsylvania could significantly impair our business or force us to cease offering that new product in Pennsylvania.

Our industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with such regulations or changes in federal laws and regulations, or changes to such laws, could have a material adverse effect on our business, results of operations and financial condition.

Although states provide the primary regulatory framework under which we offer advances, certain federal laws also impact our business. Because advances are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Recent attention has focused on the use of short term lending and payday cash advances by military personnel. Any federal legislative or regulatory action that restricts or prohibits payday cash advance services could have a material adverse impact on our business, results of operations and financial condition.

Our marketing efforts and the representations we make about our payday cash advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission (“FTC”) enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. For example, several cities in the state of Oregon have recently adopted local ordinances that have the effect of limiting our business. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, payday cash advance service providers could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. The passage of a 2002 Indiana statute established a rate structure at which we could not operate on a profitable basis. However, we continued to provide payday cash advances in the state while experiencing operating losses until a new, less restrictive, law was passed in March 2004. Further regulatory changes in Indiana and recently adopted legislation in Illinois have also reduced our revenue and profitability in those states. Any of these actions or events could have a material adverse effect on our business, results of operations and financial condition.

Current and future litigation and regulatory proceedings against us could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” Adverse rulings in some of these lawsuits or regulatory proceedings could significantly impair our business or force us to cease doing business in one or more states.

We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected on payday cash advances, refund the principal amount of payday cash advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Our centers operated in 36 states and, for the three months ended June 30, 2005 and 2006, our five largest states (measured by total revenues) accounted for approximately 41% and 48%, respectively, of our total revenues. For the six months ended June 30, 2005 and 2006, our five largest states (measured by total revenues) accounted for approximately 41% and 47%, respectively, of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for doubtful accounts and agency bank losses that could result in a deterioration of our financial condition.

Media reports and public perception of payday cash advances as being predatory or abusive could materially adversely affect our business, results of operations and financial condition.

Over the past few years, consumer advocacy groups and certain media reports have advocated with increasing frequency governmental and regulatory action to prohibit or severely restrict payday cash advances. The consumer groups and media reports typically focus on the cost to a consumer for an advance. The consumer groups and media reports typically characterize these advances as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of advances or other activities could also result in increased regulatory scrutiny and increased litigation, and encourage restrictive local zoning rules and make it more difficult to obtain government approvals necessary to open new centers. These trends could materially adversely affect our business, results of operations and financial condition.

The provision for doubtful accounts and agency bank losses may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.

For the three months ended June 30, 2005 and 2006, we deposited approximately 5.7% and 6.0%, respectively, of all the customer checks we received and approximately 76% and 79%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. For the six months ended June 30, 2005 and 2006, we deposited approximately 5.0% and 5.4%, respectively, of all the customer checks we received and approximately 74% and 78%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the three months ended June 30, 2005 and 2006 were approximately $17.3 million and $18.7 million, respectively. Total charge-offs, net of recoveries, for the six months ended June 30, 2005 and 2006 were approximately $33.9 million and $39.1 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts and agency bank losses will increase and our net income will decrease.

If our estimates of losses are not adequate, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We maintain an allowance for doubtful accounts for estimated losses for advances we make directly to consumers and check-cashing, deferred-presentment and other credit services we offer under the standard business model and an accrual for excess bank losses for our share of losses on payday cash advances and installment loans we will continue to service for lending banks under the agency business model. To estimate the appropriate allowance for doubtful accounts and accrual for excess bank losses, we consider the amount of outstanding advances owed to us, the amount of payday cash advances and installment loans owed to the lending banks and serviced by us, the contract with each lending bank, historical advances or installment loans we have charged off, our current collection patterns and the current economic trends in the markets we serve.

As of June 30, 2006, our allowance for doubtful accounts was $46.2 million and the accrual for excess bank losses was $1.0 million. These amounts, however, are estimates, and we have less experience upon which to base our estimates of losses from installment loans, check-cashing, deferred-presentment or credit services than with payday cash advances. If our actual advance, check-cashing, deferred-presentment or credit services losses are greater than our allowance for doubtful accounts, our provision for doubtful accounts and agency bank losses would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We currently lack product and business diversification; as a result, our future revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

Our primary business activity is offering payday cash advance services. If we are unable to maintain and grow our advance services business, our future revenues and earnings could decline. Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as pawn lending, title lending or other similar services. External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in our industry could result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

Our inability to efficiently and profitably introduce or manage new products or alternative methods for conducting business could have a material adverse effect on our business, results of operations and financial condition.

In July 2005 we began offering credit services as a CSO to customers in Texas. In June 2006, we began offering consumers in Pennsylvania a new financial service called the Advance America Choice-Line of Credit, operating under an existing state check cashing law in Arkansas and offering advances under a deferred presentment service transactions act in Michigan. Further, we intend to introduce additional new products and services in the future, such as a prepaid debit card. In order to offer such new products, we will need to comply with additional regulatory and licensing requirements. Each of these changes, alternative methods of conducting business and new products are subject to risk and uncertainty and require significant investment in time and capital. Due to our lack of experience in offering some of these alternative services and products, we cannot assure you that we will be able to successfully implement any of these changes or successfully introduce any new products, or to do so in a timely manner. Furthermore, we cannot predict the demand for any of these new services or products, nor do we know if we will be able to offer these new services or products in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services or products, could have a material adverse effect on our business, results of operations and financial condition.

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

•       our ability to identify, implement and manage new products and services that are compatible with our business;

•       the degree of competition in new markets and for new products and services and our ability to attract new customers;

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

We may incur substantial additional debt in the future. As of June 30, 2006, our total debt was approximately $40.6 million and our stockholders’ equity was approximately $319.5 million. The total availability under our current credit facility is $265.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

We depend on loans and cash management services from banks to operate our business. If banks decide to stop making loans and/or providing cash management services to companies in our industry, it could have a material adverse affect on our business, results of operations and financial condition.

We depend on borrowings under our revolving credit facility to fund advances, capital expenditures to build new centers and other needs. One major regional bank announced that it had revised its credit policies to prohibit future loans to companies engaged in the payday cash advance services or car title lending industries in a letter that the bank filed with the Federal Reserve Board in connection with the bank’s application for approval of an acquisition. The bank’s letter referred to comments filed by certain consumer advocacy organizations in connection with the bank’s application, and stated that it had revised its credit policies “after considering the potential reputational risks and consumer harm” that could result from lending to companies in these industries. While this bank is not one of our existing lenders under our revolving credit facility, if our current or potential credit banks decided not to lend money to companies in our industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition. This bank also no longer provides cash management services, including operating depository accounts, to payday advance companies. There are other banks that have notified us and other companies in the payday cash advance and check-cashing industries, that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our larger depository banks has requested that we close our bank accounts or put other restrictions on how we use their services, if any of our larger current or future depository banks were to take such action, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of June 30, 2006, we had approximately $226.9 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

•       pay dividends, repurchase stock or make other payments;

•       enter into certain sale and leaseback transactions;

•       become subject to further restrictions on the creation of liens; and

•       have foreign subsidiaries.

The breach of any covenant or obligation in our revolving credit facility will result in a default. If there is an event of default under our revolving credit facility, the lenders under the revolving credit facility could cause all amounts outstanding thereunder to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other existing or future debt instruments. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy. If we are unable to repay, refinance or restructure our indebtedness under our revolving credit facility, the lenders under that facility could proceed against the collateral securing that indebtedness. Our obligations under the revolving credit facility are guaranteed by each of our existing and future subsidiaries. The borrowings under the revolving credit facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit facility are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our results of operations and stock price.

Our business is seasonal due to the impact of fluctuating demand for advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt, pay dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

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

Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $0.4 million (0.24% of total revenues) and $0.4 million (0.27% of total revenues) in the three months ended June 30, 2005 and 2006, respectively. Cash shortages from employee and third-party theft and errors were approximately $0.6 million (0.21% of total revenues) and $0.7 million (0.24% of total revenues) in the six months ended June 30, 2005 and 2006, respectively. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

The annual turnover as of June 30, 2006, among our center managers was approximately 55% and among our other center employees was approximately 106%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

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

If our tax returns for the years in which we were an S corporation were to be audited by the Internal Revenue Service or another taxing authority and we were determined not to have qualified for, or to have violated, our S corporation status, we could be obligated to pay back taxes, interest and penalties. These amounts could include taxes on all of our net income while we were an S corporation. Taxable income during the period we were an S corporation was $211.0 million. Any such claims could result in additional costs to us and could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2005, we announced a stock repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding common stock. We made no stock repurchases during the six months ended June 30, 2006. As of June 30, 2006, the approximate dollar value of shares that may yet be purchased under the program was $24.4 million.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following table summarizes the votes at the Annual Meeting of our stockholders held on May 18, 2006:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors:
George D. Johnson, Jr.	71,046,751	—	1,324,736	—	—
William M. Webster IV	71,911,323	—	460,164	—	—
Stephen K. Benjamin	72,059,401	—	312,086	—	—
Robert H. Chapman III	72,185,722	—	185,765	—	—
Kenneth E. Compton	72,038,184	—	333,303	—	—
Thomas E. Hannah	72,058,897	—	312,590	—	—
Donovan A. Langford III	72,186,022	—	185,465	—	—
W. Olin Nisbet	72,185,602	—	185,885	—	—
Ratification of the appointment of PricewaterhouseCoopers LLP As Independent Auditors for the Company for 2006	72,147,297	219,691	—	4,499	—

ITEM 6.                EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
August 8, 2006	By:	/s/ JOHN I. HILL
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