Form 10-Q
period 2006-09-30
Advance America, Cash Advance Centers, Inc.
filed 2006-11-09
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2006
Common Stock, par value $.01 per share	79,539,816 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and nine months ended September 30, 2006

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

PART I.  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2005 and September 30, 2006
(in thousands, except per share data)

	December 31, 2005	September 30, 2006
Assets
Current assets
Cash and cash equivalents	$27,259	$50,219
Advances and fees receivable, net	193,468	222,428
Deferred income taxes	6,367	9,947
Other current assets	5,033	12,910
Total current assets	232,127	295,504
Restricted cash	10,034	10,908
Property and equipment, net	64,990	61,406
Goodwill	122,586	122,627
Other assets	6,651	5,754
Total assets	$436,388	$496,199
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,306	$11,054
Accrued liabilities	29,895	26,822
Income taxes payable	11,349	3,994
Accrual for excess bank losses	1,373	—
Current portion of long-term debt	503	498
Total current liabilities	52,426	42,368
Revolving credit facility	37,933	96,838
Long-term debt	6,185	5,808
Deferred income taxes	15,706	14,993
Other liabilities	44	179
Total liabilities	112,294	160,186
Non-controlling interest in variable interest entity	21,069	39,169
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 82,219 and 80,061 outstanding as of December 31, 2005 and September 30, 2006, respectively	968	968
Paid in capital	282,840	284,727
Retained earnings	83,842	108,146
Common stock in treasury (14,602 and 16,760 shares at cost at December 31, 2005 and September 30, 2006, respectively)	(64,625)	(96,997)
Total stockholders’ equity	303,025	296,844
Total liabilities and stockholders’ equity	$436,388	$496,199

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months and Nine Months Ended September 30, 2005 and 2006
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
Fees and interest charged to customers	$153,161	$178,521	$373,010	$474,224
Marketing, processing and servicing fees	19,476	31	88,327	12,418
Total revenues	172,637	178,552	461,337	486,642
Provision for doubtful accounts and agency bank losses	(36,340)	(40,514)	(76,998)	(79,825)
Net revenues	136,297	138,038	384,339	406,817
Center Expenses:
Salaries and related payroll costs	44,359	46,661	128,948	139,379
Occupancy costs	20,455	22,113	58,735	64,242
Center depreciation expense	3,841	4,081	10,973	12,034
Advertising expense	7,952	3,780	20,808	13,210
Other center expenses	13,991	12,955	39,040	40,880
Total center expenses	90,598	89,590	258,504	269,745
Center gross profit	45,699	48,448	125,835	137,072
Corporate and Other Expenses (Income):
General and administrative expenses	13,236	12,933	38,218	39,386
General and administrative expenses with related parties	58	45	222	369
Corporate depreciation expense	1,241	902	3,390	2,798
Interest expense	1,356	2,170	2,914	3,996
Interest income	(50)	(120)	(208)	(419)
Loss on disposal of property and equipment	325	334	448	825
Loss on impairment of assets	1,852	—	1,852	—
Income before income taxes	27,681	32,184	78,999	90,117
Income tax expense	11,352	13,322	32,187	36,559
Income before income of consolidated variable interest entity	16,329	18,862	46,812	53,558
Income of consolidated variable interest entity	(476)	(894)	(476)	(2,267)
Net income	$15,853	$17,968	$46,336	$51,291
Net income per common share:
Basic	$0.19	$0.22	$0.55	$0.63
Diluted	$0.19	$0.22	$0.55	$0.63
Dividends declared per common share	$0.09	$0.11	$0.27	$0.33
Weighted average number of shares outstanding:
Basic	83,220	80,821	83,528	81,489
Diluted	83,449	80,939	83,760	81,584

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2006
(in thousands, except per share data)

	Common Stock		Paid-In	Retained	Common Stock In Treasury
	Shares	Par Value	Capital	Earnings	Shares	Amount	Total
Balances, December 31, 2005	96,821	$968	$282,840	$83,842	(14,602)	$(64,625)	$303,025
Net income	—	—	—	51,291	—	—	51,291
Dividends paid ($0.33 per share)	—	—	—	(26,815)	—	—	(26,815)
Dividends payable	—	—	—	(172)	—	—	(172)
Purchases of Treasury stock	—	—	—	—	(2,292)	(32,384)	(32,384)
Issuance of restricted stock	—	—	—	—	133	—	—
Amortization of restricted stock	—	—	1,148	—	—	—	1,148
Forfeiture of restricted stock	—	—	—	—	(1)	—	-
Stock option expense	—	—	710	—	—	—	710
Issuance of common stock to director in lieu of cash	—	—	29	—	2	12	41
Balances, September 30, 2006	96,821	$968	$284,727	$108,146	(16,760)	$(96,997)	$296,844

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2006
(in thousands)

	2005	2006
Cash flows from operating activities
Net income	$46,336	$51,291
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	476	2,267
Depreciation	14,363	14,832
Non-cash interest expense	735	740
Provisions for doubtful accounts and agency bank losses	76,998	79,825
Agency bank charge-offs, net of recoveries	(13,698)	(2,803)
Deferred income taxes	291	(4,293)
Loss on disposal of property and equipment	448	825
Loss on impairment of assets	1,768	—
Amortization of restricted stock	809	1,148
Stock option expense	23	710
Common stock issued to director in lieu of cash	—	41
Changes in operating assets and liabilities
Fees receivable, net	(8,171)	(10,951)
Other current assets	5,940	(7,878)
Other assets	—	165
Accounts payable	(4,911)	(1,578)
Accrued liabilities	(304)	(4,301)
Income taxes payable	959	(7,357)
Net cash provided by operating activities	122,062	112,683
Cash flows from investing activities
Changes in advances receivable	(83,078)	(96,404)
Changes in restricted cash	(364)	(874)
Acquisition of business, net of cash acquired	(332)	(41)
Proceeds from sale of property and equipment	230	41
Purchases of property and equipment	(13,039)	(10,951)
Net cash used in investing activities	(96,583)	(108,229)
Cash flows from financing activities
Proceeds from revolving credit facility, net	4,156	58,905
Increase in non-controlling interest of variable interest entity	13,430	15,863
Common stock issuance costs	(169)	—
Payments on mortgage payable	(249)	(265)
Payments on note payable	(110)	(116)
Payments of financing costs	(15)	(8)
Purchases of treasury stock	(11,418)	(32,384)
Payments of dividends	(22,552)	(26,815)
Changes in book overdrafts	(1,062)	3,326
Net cash (used in) provided by financing activities	(17,989)	18,506
Net increase in cash and cash equivalents	7,490	22,960
Cash and cash equivalents, beginning of period	18,224	27,259
Cash and cash equivalents, end of period	$25,714	$50,219
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,089	$3,170
Income taxes	30,992	48,207
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,426	1,163
Restricted stock dividends payable	58	172
Issuance of restricted common stock	—	1,918
Reclassification of property and equipment to other assets held for sale (included in other current assets)	6,300	—
Net assets acquired through acquisition of business	229	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2006.

Description of Business

Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states the Company has previously conducted business as marketing, processing and servicing agent for Federal Deposit Insurance Corporation (“FDIC”) supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company has acted as an agent are referred to as lending banks. The Company no longer operates under the agency business model.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized under the standard business model on a constant-yield basis ratably over the term of each advance. Under the agency business model, the Company’s revenues consisted of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to July 2005, these fees included the losses for which the lending banks were contractually obligated in each of the states where the Company operated the agency business model. After July 2005, these fees included only the losses for which the lending bank operating in Pennsylvania was contractually obligated. The Company recognized revenue under the agency business model on a constant-yield basis ratably over the term of each advance and installment loan.

Concentration of Risk

During the three and nine months ended September 30, 2005 and 2006, the Company operated in up to 37 states in the United States. For the three months ended September 30, 2005 and 2006, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 40% and 48%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2005 and 2006, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 41% and 47%, respectively, of the Company’s total revenues.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. Options to purchase 1,280,000 shares of common stock that were outstanding at September 30, 2006 were not included in the computation of diluted earnings per share since the effect of including these stock options would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	83,220	80,821	83,528	81,489
Effect of dilutive unvested restricted stock	229	118	232	95
Weighted average number of common shares outstanding - diluted	83,449	80,939	83,760	81,584

Recently Issued Accounting Pronouncements

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) which expresses the view of the SEC’s staff (the “Staff”) regarding the process of quantifying financial statement misstatements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on its current year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the application of the guidance in SAB 108 in fiscal year 2006 to have a material impact on its financial condition or results of operations.

Revision to the Consolidated Statement of Cash Flows

The Company has revised the consolidated statement of cash flows for the nine months ended September 30, 2005 to properly present the changes in fees receivable, net as an operating activity. The effect of this revision is to decrease net cash provided by operating activities by $8.2 million and to decrease net cash used in investing activities by the same amount. The revision does not affect the net change in cash and cash equivalents for the nine months ended September 30, 2005 and has no effect on the Company’s consolidated statements of income or the related earnings per share amount for that period.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

2. Marketing, Processing and Servicing Arrangements

In connection with the Company’s former agency business model, the Company entered into marketing, processing and servicing agreements (“MP&S Agreements”) with lending banks that offered payday cash advances and, beginning in July 2005, installment loans.

During the three and nine months ended September 30, 2005, the Company was compensated under MP&S Agreements with the lending banks for marketing, processing and servicing the payday cash advances made by the lending banks to their customers in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Operations in Michigan and Texas were converted to state-based legislation during June and July 2005, respectively, and operations in Pennsylvania and Arkansas were converted to state-based legislation during June 2006. During the three and nine months ended September 30, 2006, the Company was compensated under MP&S Agreements relating to only Pennsylvania and Arkansas. As of September 30, 2006, the Company only operates pursuant to enabling state statutes under its standard business model.

Although the Company marketed, processed and serviced payday cash advances and installment loans made by the lending banks, each lending bank was responsible for evaluating each of its customers’ applications and determining whether to approve the payday cash advance or installment loan. The Company was not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks; accordingly, they were never included in the Company’s balance sheet.

Prior to July 2005, under each MP&S Agreement, the applicable lending bank was contractually obligated for the losses on payday cash advances in an amount established as a percentage of the interest and/or fees charged by the banks to their customers. The Company’s marketing, processing and servicing fee increased by the lending bank’s contractual obligation for losses. If the amount of the lending bank’s uncollected payday cash advances and installment loans exceeded the lending bank’s contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. Beginning in July 2005, the lending bank offering payday cash advances and installment loans in North Carolina and Arkansas became responsible for all losses associated with its payday cash advances and installment loans, while the lending bank offering payday cash advances and installment loans in Pennsylvania continued to be contractually obligated only for losses in an amount established as a percentage of the interest and/or fees charged by the lending bank to its customers. The outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company were approximately $21.9 million at December 31, 2005. There were no such outstanding balances at September 30, 2006.

3. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2005	September 30, 2006
Advances receivable.	$165,212	$177,807
Fees and interest receivable	25,945	27,827
Returned items receivable	35,244	44,402
Loans and fees receivable of consolidated variable interest entity	24,905	43,103
Lending bank receivable	2,342	36
Other	3,350	2,554
Allowance for doubtful accounts	(45,585)	(53,378)
Unearned revenues	(17,945)	(19,923)
Advances and fees receivable, net	$193,468	$222,428

4. Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2005 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Beginning balance	$33,875	$46,196	$29,221	$45,585
Provision for doubtful accounts	34,704	40,508	64,570	78,395
Charge-offs	(30,097)	(38,748)	(65,618)	(93,110)
Recoveries	3,329	5,422	13,638	22,508
Ending balance	$41,811	$53,378	$41,811	$53,378

Changes in the accrual for excess bank losses for the three and nine months ended September 30, 2005 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Beginning balance	$5,337	$1,014	$3,219	$1,373
Provision for agency bank losses	1,636	6	12,428	1,430
Charge-offs	(5,785)	(1,236)	(19,158)	(4,752)
Recoveries	761	216	5,460	1,949
Ending balance	$1,949	$—	$1,949	$—

The provision for agency bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks’ contractual obligations.

The total changes in the allowance for doubtful accounts and the accrual for excess bank losses for the three and nine months ended September 30, 2005 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Beginning balance	$39,212	$47,210	$32,440	$46,958
Provision for doubtful accounts and agency bank losses	36,340	40,514	76,998	79,825
Charge-offs	(35,882)	(39,984)	(84,776)	(97,862)
Recoveries	4,090	5,638	19,098	24,457
Ending balance	$43,760	$53,378	$43,760	$53,378

5. Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31, 2005	September 30, 2006
Employee compensation	$8,819	$8,226
Workers’ compensation.	4,120	4,874
Health and dental insurance	3,352	3,365
Lease smoothing.	2,357	2,770
Advertising.	271	734
Construction in progress	3,071	1,163
Branch closing costs	2,235	872
Accounting and tax	1,362	604
Property, sales and franchise taxes.	676	908
Legal.	583	897
Other	3,049	2,409
Total	$29,895	$26,822

6.                 Income Taxes

Income tax expense for the three and nine months ended September 30, 2005 and 2006 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Current
Federal.	$11,021	$17,394	$26,610	$36,567
State.	2,189	1,170	5,286	4,979
	13,210	18,564	31,896	41,546
Deferred	(1,858)	(5,242)	291	(4,987)
Total	$11,352	$13,322	$32,187	$36,559

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three and nine months ended September 30, 2005 and 2006 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net .	4.4	4.3	4.4	4.3
Other	1.6	2.1	1.3	1.3
Effective income tax rate	41.0%	41.4%	40.7%	40.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2005	September 30, 2006
Deferred tax assets
Accrued expenses	$4,113	$5,194
Bad debts	2,491	5,226
Net operating loss carryforwards	356	476
State credit carryforwards	275	1,292
Other	46	497
Valuation allowance	—	(306)
Total deferred tax assets.	7,281	12,379
Deferred tax liabilities
Goodwill	(10,743)	(12,893)
Depreciation	(3,731)	(1,825)
Prepaid expenses .	(1,477)	(2,038)
Book versus tax basis difference for aircraft.	(669)	(669)
Total deferred tax liabilities	(16,620)	(17,425)
Net deferred tax liability	$(9,339)	$(5,046)

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

Following the filing of the Company’s final S corporation tax returns, the Company recorded an additional $0.6 million of deferred tax liability that resulted in a $0.6 million increase in tax expense for the quarter ended September 30, 2006. This item increased the Company’s effective tax rate for the quarter by approximately 1.9%.

As of December 31, 2005 and September 30, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $0.8 million and $0.5 million, respectively, which will begin to expire in 2014. A valuation allowance of $0.3 million has been recorded because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2005 and September 30, 2006, the Company had credit carryforwards for federal and state income tax purposes totaling approximately $0.4 million and $2.0 million, respectively, which will begin to expire in 2010.

7.                 Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.

Betts and Reuter vs. McKenzie Check Advance of Florida, LLC et al.

The Company, the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”) and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, in Florida. This putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County and alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties.

Defendants’ motion for summary judgment was originally granted as to Ms. Betts’ claims but later reversed by a Florida appellate court. On appeal, the Florida Supreme Court issued an opinion in April 2006, holding that the deferred presentment transactions between Betts and the Company were governed by Florida’s usury laws and not governed by the Florida Money Transmitters’ Code as the Company asserted. The case has been remanded to the Circuit Court by the Fourth District Court of Appeals where discovery is now ongoing. Although this ruling by the Florida Supreme Court was adverse to the Company, it is too early in this proceeding to identify the amount of potential losses to the Company, if any, since the case is still in its early stages and several material issues have yet to be addressed by the courts.

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

Reuter and Betts vs. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations are nearly identical to those alleged in the first Betts and Reuter lawsuit. The Company filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case and to compel arbitration. Proceedings in this case were stayed pending the disposition of the appeals in the original Betts and Reuter case. Now that those appeals have been resolved, the stay of proceedings has been lifted and the Company will proceed with defending this second lawsuit. Discovery is now ongoing.

Pennsylvania Department of Banking vs. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary is providing lines of credit to borrowers in Pennsylvania without a license and with interest and fees in excess of the amounts permitted by Pennsylvania law. The lawsuit seeks a declaratory judgment that the monthly participation fee charged on the line of credit violates Pennsylvania law and a permanent injunction stopping the Company from charging Pennsylvania consumers a monthly participation fee for the line of credit. The Company recently filed its answer to the complaint.

Raymond King vs. Advance America, Cash Advance Centers of Pennsylvania, Inc.

On April 13, 2006, Raymond King, who was a customer of the lending bank in Pennsylvania, filed a declaratory judgment action in the Court of Common Pleas in Philadelphia County against the Company’s Pennsylvania subsidiary. The plaintiff is seeking to void his Consumer Loan Agreements with the lending bank and obtain a declaration that the arbitration clause that prohibits a class action lawsuit is unenforceable and that he may file a class action for alleged violation of various Pennsylvania statutes. The Company has filed its answer and a Motion of Dismissal for lack of subject matter jurisdiction and failure to join the lending bank as an indispensable party. The Court denied the Company’s preliminary objections. The Company is appealing this order to the Superior Court of Pennsylvania.

King and Strong vs. Advance America, Cash Advance Centers of Georgia, Inc. et al.

On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Vice Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the advances that were marketed, processed and serviced for BankWest in Georgia and the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff. In April 2006, the State Court of Cobb County entered a consent order, which was jointly submitted by the parties, whereby the parties agreed and consented to arbitration of all claims raised by plaintiffs in this action and to stay all proceedings pending the outcome of arbitration on plaintiffs’ claims. The plaintiffs filed a demand for arbitration seeking to arbitrate their claims in a class action or representative status. An arbitrator was appointed, initial briefs were filed, and oral arguments were held regarding the enforceability of the arbitration provision and the class action waiver contained in the bank’s consumer loan agreement. The Company intends to continue to deny plaintiffs’ claims and resist plaintiffs’ efforts to conduct class arbitration.

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

Kucan et al. vs. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. Webster, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. On December 30, 2005, the court issued an Order granting defendants’ motion for arbitration, staying the proceedings and denying class certification. The plaintiffs have appealed this Order to the North Carolina Court of Appeals. The plaintiffs in this case and two other North Carolina cases currently before the Court of Appeals filed a petition, which the Company has opposed, for discretionary review and consolidation of the cases. The petition is pending.

North Carolina Commissioner of Banks Order

In August 2004, the North Carolina Attorney General’s Office in conjunction with the Commissioner of Banks for North Carolina issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether operations in North Carolina were in compliance with North Carolina law. In February 2005, the Commissioner of Banks initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ Order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The full North Carolina State Banking Commission has since affirmed the Commissioner of Banks’ Order and the Company filed an appeal with the North Carolina Superior Court. The appeal was dismissed and the Company is currently appealing the dismissal.

New Mexico Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

On February 10, 2006, the Company joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Attorney General’s Proposed Rules and Regulations Governing the Extension of Credit for Small Loans, which would have severely limited the payday loan industry in New Mexico. The parties mutually agreed to stay any further proceedings pending the adoption of new proposed regulations published by the Financial Institutions Division of the New Mexico Regulation and Licensing Department (“FID”) in June 2006. In August 2006, in a lawsuit filed by several other payday loan companies, the second judicial district court of New Mexico issued a preliminary injunction enjoining the enforcement of the FID proposed regulations. As a result of the Court’s order, the Company has not made any changes in its New Mexico operations and is monitoring the litigation to determine what, if any, changes may be required to its New Mexico operations in the future.

Department of Labor Investigations

The United States Department of Labor has periodically initiated investigations of the Company’s practices regarding the payment of overtime wages to certain employees. The Department of Labor recently concluded some of these investigations and the Company is cooperating with the ongoing investigations, any of which could result in the payment of back wages, civil monetary penalties and other enforcement action.

Other Matters

The Company is also involved in other litigation and administrative proceedings. This litigation includes contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protections laws.

The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated. Accordingly, no accrual has been recorded for any of the above matters as of September 30, 2006.

8.      Capital Stock and Stock-Based Compensation Plans

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its currently outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company’s stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after this date. During the three and nine months ended September 30, 2005, the Company repurchased, pursuant to its stock repurchase program, 520,958 and 888,158 shares of its common stock, respectively, at a cost of approximately $7.0 million and $11.4 million, respectively. During the three and nine months ended September 30, 2006, the Company repurchased, pursuant to its stock repurchase programs, 2,292,000 shares of its common stock at a cost of approximately $32.4 million.

In 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, the Company measures the cost of its stock-based employee compensation at fair value and recognizes such cost in the financial statements over the requisite service period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options and other stock awards to certain directors, officers and other key employees of the Company.

During the nine months ended September 30, 2006, the Company issued to certain executives 133,334 shares of restricted stock under the 2004 Omnibus Stock Plan. These restricted shares vest in equal annual installments over three, five or eight years beginning on the first anniversary of the grant date.

During the nine months ended September 30, 2006, the Company granted to certain executives stock options to purchase 80,000 shares of the Company’s common stock at an exercise price of $14.70 per share. These options vest in three equal annual installments beginning on the first anniversary of the grant date and are within the Company’s 2004 Omnibus Stock Plan.

The weighted-average fair value of the options granted during the nine months ended September 30, 2006 was $4.85 per option. The fair value was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: dividend yield of 3.6%, weighted average risk-free interest rate of 4.63%, expected volatility of 47% and a weighted average expected life of 4.41 years. These options expire ten years from the date of grant.

The grant date fair value of all shares of restricted stock was based on the market value of the Company’s common stock on the dates of grant. These amounts are being amortized and expensed ratably over each award’s respective vesting period. All stock options were granted with an exercise price equal to the market value of the Company’s common stock on the dates of grant. The weighted-average fair values of all stock options are being expensed ratably over each award’s respective vesting period.

A summary of the Company’s authorized and available shares, activity and the weighted average stock option exercise prices under its stock-based compensation plans follows:

					Weighted
		Outstanding			Average
		Restricted	Stock	Available	Exercise
	Authorized	Stock	Options	For Grant	Price
Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	$12.47
Authorized	—	—	—	—	—
Granted	—	133,334	80,000	(213,334)	$14.70
Exercised	—	—	—	—	—
Canceled	—	(1,333)	—	1,333	—
Outstanding at September 30, 2006	5,200,000	589,044	1,280,000	3,330,956	$12.61

Exercise prices for stock options outstanding at September 30, 2006 ranged from $12.11 to $14.70. As of September 30, 2006, there were 50,000 options exercisable at a weighted average exercise price of $13.83 per share.

A summary of the Company’s restricted stock activity and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	391,488	$12.69
Granted	133,334	14.38
Vested	—	—
Forfeited	(1,333)	15.00
Nonvested at September 30, 2006	523,489	$13.12

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2005 and 2006 follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Stock-based compensation expense:
Restricted stock	$236	$389	$809	$1,148
Stock options	23	243	23	710
Total stock-based compensation expense	$259	$632	$832	$1,858

As of September 30, 2006, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $11.0 million. The weighted average period over which this expense is expected to be recognized is approximately 5.9 years.

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

The impact of the consolidation of this VIE on the Company’s September 30, 2005 and 2006 consolidated balance sheets was to increase the following balance sheet accounts as follows (in thousands):

	September 30,
	2005	2006
Cash and cash equivalents	$2,931	$9,701
Advances and fees receivable, net	10,990	29,516
Accrued liabilities	15	48
Non-controlling interest in variable interest entity	13,906	39,169

The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the three and nine months ended September 30, 2005 and 2006 was to increase the following income statement accounts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$556	$1,443	$556	$3,357
Other center expenses	80	294	80	835
Interest expense	—	255	—	255
Income of consolidated variable interest entity	476	894	476	2,267

10. Subsequent Events

On October 15, 2006, the Company voluntarily ceased offering its services to active, full-time military personnel by no longer qualifying customers for advances based on income from military service. The Company believes that, historically, military personnel have represented less than one percent of the Company’s total customers.

On October 25, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.11 per share of common stock, payable on December 8, 2006 to shareholders of record on November 27, 2006.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of September 30, 2006, we operated 2,745 centers in 36 states.

Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). In certain states we previously conducted business as marketing, processing and servicing agent for FDIC supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as agent under the agency business model as lending banks.

We provide advances and charge fees and/or interest as specified by the laws of the states where we operate under the standard business model. In the states where we previously operated under the agency business model, the lending banks provided advances and installment loans and charged fees and/or interest as specified by the laws of the states in which they were located and consistent with the regulatory authority of the FDIC and federal banking law. The permitted size of an advance varies by state and ranges from $50 to $1,000. The permitted fees and/or interest on an advance also vary by state and range from 10% to 22% of the amount of the advance. Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds (“NSF”) in the customer’s account or other reasons. In four states, we are also permitted to charge a late fee.

Despite numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics are substantially similar under the standard and agency business models.

The following table summarizes the most significant differences between the standard business model and the agency business model, including the applicable separation of obligations, fees and risks:

	Standard Business Model	Agency Business Model
Approval:	We determine whether to approve an advance to a customer.	The lending banks determined whether to approve an advance or installment loan to a customer and established all of the underwriting criteria.
Customer Agreements:	We determine the terms, conditions and features of the advances in accordance with applicable state and federal law. The contractual advance documents are between us and the customer.

All terms, conditions and features of the advances and installment loans were determined by the lending banks in accordance with applicable state and federal law and the FDIC’s guidelines to examiners relating to advances and installment loans. The agreements were between the lending banks and their customers.

Funding:	We fund all advances from our operating cash and/or our revolving credit facility.	The lending banks funded all advances and installment loans. We typically did not repurchase or participate in the advances or installment loans.
Collection of Advances, Fees and Interest:	We deposit all payments and receive 100% of the revenue.

The lending banks received 100% of repayments of advances, installment loans, interest and fees that were deposited in their bank accounts. Marketing, processing and servicing fees were remitted to us twice per month by the lending banks.

Risks:	We are responsible for all losses associated with advances.

The lending banks were contractually obligated for all or a portion of the losses on advances and installment loans. In those circumstances where the lending banks were contractually obligated for a percentage of the fees and/or interest charged by the lending banks to their customers, our marketing, processing and servicing fees were reduced if actual losses exceeded that percentage.

In Texas, where we operate under our standard business model as a credit services organization, we refer customers to a third-party lender that may approve and fund advances to customers. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses.

Approval Process

In order for a new customer to be approved for an advance, he or she is required to have a bank account and a regular source of income, such as a job.

To obtain an advance, a customer typically:

•       completes an application and presents the required documentation: usually proof of identification, a pay stub or other evidence of income and a bank statement;

•       enters into an agreement governing the terms of the advance, including the customer’s agreement to repay the advance in full on or before a specified due date (usually the customer’s next payday), and our (or the lending bank’s) agreement to defer the presentment or deposit of the customer’s check until the due date of the advance;

•       writes a personal check to cover the amount of the advance plus charges for applicable fees and/or interest; and

•       makes an appointment to return on the specified due date of the advance to repay the advance plus the applicable charges and to reclaim his or her check.

The process for installment loans was substantially similar, except that the agreement with the customer usually contemplated bi-weekly payments over a three- or four-month period.

Under the standard business model, we determine whether to approve an advance to our customers (except in Texas, where the third-party lender makes this determination). We do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for advances, other than requiring proof of identification, bank account and income source, as described above. We also consider the customer’s income in determining the amount of the advance. Under the agency business model, the lending banks determined whether to approve an advance or installment loan utilizing third-party credit scores to evaluate and approve the customer’s application.

Repayment and Collection Process

If a customer does not return to repay the amount due, the center manager has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check. If the center manager has decided to commence past-due collection efforts in place of depositing the customer’s personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If at the end of this past-due collection period, the center has been unable to collect the amount due, the customer’s check is then deposited. For the year ended December 31, 2005, approximately 5.5% of total customer checks were deposited. Additional collection efforts are not required if the customer’s deposited check clears. For the year ended December 31, 2005, approximately 21% of deposited customer checks cleared (i.e., were not returned NSF). If the customer’s check does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay, sending a series of collection letters to the customer and attempting to exchange the customer’s check for a cashier’s check, if funds become available.

Revenues and Expenses

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the three and nine months ended September 30, 2005 and 2006 consisted of (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2006		2005		2006
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$153.1	88.7	$178.5	100.0	$373.0	80.9	$474.2	97.4
Marketing, processing and servicing fees	19.5	11.3	—	—	88.3	19.1	12.4	2.6
Total revenues	$172.6	100.0	$178.5	100.0	$461.3	100.0	$486.6	100.0

As of September 30, 2006, we were operating under our standard business model in all of our 2,745 centers.

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

Former Agency Business Model

During the three and nine months ended September 30, 2005, we were marketing, processing and servicing payday cash advances made by lending banks to their customers in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. In March 2005, the FDIC issued revised guidance (the “Revised Guidance”) to FDIC supervised institutions that offered payday cash advances, including the lending banks for which we then acted as marketing, processing and servicing agent. The Revised Guidance materially constrained payday lending under the agency business model and, despite the introduction of installment loans by the lending banks, significantly reduced our marketing, processing and servicing fees. In response to the Revised Guidance, in June and July 2005, we modified our MP&S Agreements in Arkansas, North Carolina and Pennsylvania and started operating in Texas and Michigan under existing state-based legislation. In response to an order from the North Carolina Commissioner of Banks, we closed all our centers in North Carolina in December 2005.

In February 2006, the FDIC instructed the lending banks, including those for which we still marketed, processed and serviced payday cash advances and installment loans in Pennsylvania and Arkansas, to discontinue offering payday cash advances and installment loans if they could not adequately address the FDIC’s continued concerns. In response, the lending banks in Pennsylvania and Arkansas stopped originating payday cash advances and installment loans and our marketing, processing and servicing fees declined during the second and third quarters of 2006. During June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation under the standard business model. As a result, we now operate under the standard business model in all of our centers. We recently agreed to provide the FDIC 30-days prior written notice before entering into an agreement with a state non-member bank to market, process or service any payday loan products.

Conversion of Operations in Michigan and Texas.   Effective June 26, 2005, we terminated our MP&S Agreement with the lending bank for Michigan. Under the prior MP&S agreement, the lending bank recorded advances and fees receivable on its balance sheet and was contractually obligated for uncollectible accounts in amounts determined as a percentage of fees and interest charged by the lending bank to its customers. Therefore, our balance sheet included, as an accrual for excess bank losses, the amount by which estimated losses exceeded the lending bank’s contractual obligation. In connection with terminating this MP&S Agreement, we purchased payday cash advance accounts receivable for approximately $7.7 million. As a result, the lending bank no longer had any obligations for losses with respect to those accounts.

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

In the beginning of July 2005, we terminated our prior MP&S Agreement with the lending bank for Texas and began conducting business in that state through a wholly owned subsidiary that has registered as a Credit Services Organization (“CSO”) under Texas law. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. A credit services organization agreement (“CSO Agreement”) that we entered into with an unaffiliated third-party lender governs the terms by which we refer customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, process loan applications and commit to reimburse the lender for any loans or related fees that are not collected from such customers.

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

Conversion of Operations in Pennsylvania and Arkansas.   In response to instructions from the FDIC, the lending bank for Pennsylvania ceased its payday cash advance and installment loan originations as of the close of business on March 27, 2006. As a result, our revenues and center gross profits from Pennsylvania significantly decreased during the second quarter. Through August 28, 2006, we continued to service all of this lending bank’s payday cash advances and installment loans that were outstanding as of March 27, 2006. In June 2006, we began offering the Advance America Choice-Line of Credit (“Choice-Line”) in Pennsylvania. The Choice-Line product allows customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances. We expect the profitability and cash flows of operating under state-based legislation to be similar to historic levels. Therefore, we do not believe that the changes in our Pennsylvania operations will result in any impairment of goodwill.

The following is a summary of financial information for our operations in Pennsylvania for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$8,924	$7,735	$28,247	$16,405
Total center expenses	4,145	3,680	12,187	10,993
Center gross profit	$4,779	$4,055	$16,060	$5,412

In addition, the lending bank for Arkansas discontinued offering installment loans on April 8, 2006 and discontinued offering payday cash advances on June 24, 2006. As a result, our revenues and center gross profits in Arkansas also deteriorated significantly during the second quarter. We continued, through September 8, 2006, to service all of this lending bank’s payday cash advances and installment loans that were outstanding as of these dates. In June 2006, we began operating in Arkansas under existing state-based legislation and directly providing check-cashing services to customers in Arkansas. We expect the profitability and cash flows of operating under state-based legislation to be similar to historic levels. Therefore, we do not believe that the changes in our Arkansas operations will result in any impairment of goodwill.

The following is a summary of financial information for our operations in Arkansas for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$1,273	$1,040	$4,587	$3,271
Total center expenses	1,327	954	3,223	2,859
Center gross profit/(loss)	$(54)	$86	$1,364	$412

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

The following is a summary of financial information for our operations in North Carolina for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$4,060	$—	$17,428	$(35)
Total center expenses	4,465	3	12,269	967
Center gross profit/(loss)	$(405)	$(3)	$5,159	$(1,002)

Centers

The following table lists the number of centers by state at December 31, 2005 and September 30, 2006:

State	December 31, 2005	September 30, 2006
Alabama	140	141
Arizona	53	57
Arkansas	30	30
California	298	300
Colorado	62	64
Delaware	13	13
Florida	211	233
Idaho	13	14
Illinois	60	69
Indiana	116	118
Iowa	35	36
Kansas	42	52
Kentucky	39	43
Louisiana	75	75
Michigan	111	128
Mississippi	53	51
Missouri	70	80
Montana	9	9
Nebraska	25	23
Nevada	10	10
New Hampshire	16	18
New Mexico	12	12
North Dakota	7	8
Ohio	210	218
Oklahoma	67	65
Oregon	56	56
Pennsylvania	101	99
Rhode Island .	3	11
South Carolina	112	125
South Dakota	11	12
Tennessee	62	63
Texas	207	216
Virginia	120	134
Washington	105	109
Wisconsin	45	47
Wyoming	5	6
Total	2,604	2,745

New centers.   We opened 82 and 91 new centers during the three months ended September 30, 2005 and 2006, respectively. We opened 208 and 179 new centers during the nine months ended September 30, 2005 and 2006, respectively.

Closed centers.   We closed 93 (including 86 in Georgia) and 16 centers during the three months ended September 30, 2005 and 2006, respectively. We closed 107 (including 86 in Georgia) and 38 centers during the nine months ended September 30, 2005 and 2006, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures, including loss on impairment of assets, of approximately $2.0 million and $0.3 million in the three months ended September 30, 2005 and 2006, respectively. We recorded expenses related to center closures, including loss on impairment of assets, of approximately $2.3 million and $1.2 million in the nine months ended September 30, 2005 and 2006, respectively.

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

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses under the standard business model (and the amount we historically accrued for probable excess bank losses for our share of the losses on payday cash advances and installment loans we marketed, processed and serviced for the lending banks under the former agency business model).

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

For those states where we previously operated as a marketing, processing and servicing agent for a lending bank under the former agency business model, the estimate of probable losses was reduced by the lending bank’s contractual obligation for such losses, as described above, to arrive at an estimate of excess loan losses. We recorded this as an accrual for excess bank losses, a current liability on our balance sheet.

We have charged the portion of advances, installment loans and fees deemed to be uncollectible against the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate, and credited any subsequent recoveries to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off if a customer does not make a payment of at least 15% of his or her outstanding balance within 60 days of the date the check was returned by the customer’s bank for non-sufficient funds or other reasons. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally were charged off 60 days from the due date. Under the agency business model, unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check is returned by the customer’s bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

Our business experiences cyclicality in receivable balances from both the time of year and the day of the week. Fluctuations in receivable balances result in a corresponding impact on the allowance for doubtful accounts and the accrual for excess bank losses.

Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The third quarter of 2005 began on a Friday (a relative low point in weekly receivable balances) and ended on a Friday (a relative low point in weekly receivable balances). The third quarter of 2006 began on a Saturday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of September 30, 2006, if average default rates were 5% higher or lower, the allowance for doubtful accounts would change by approximately $2.6 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2005 and September 30, 2006 financial statements include accruals of approximately $3.4 and $3.4 million, respectively, for the self-insured portion of our health and dental insurance and approximately $4.1 million and $4.9 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender is a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). We have neither an equity interest nor voting rights in the lender and have no input into the management of the lender. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers with respect to all loans that are processed under the CSO Agreement between us and the lender. As a result, we have consolidated the lender as of September 30, 2006. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity” for the impact of adopting FIN 46(R) on our results of operations and financial condition.

Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of September 30, 2006, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $11.0 million. The weighted average period over which this expense is expected to be recognized is approximately 5.9 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 8. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) which expresses the view of the SEC’s staff (the “Staff”) regarding the process of quantifying financial statement misstatements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on its current year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect the application of the guidance in SAB 108 in fiscal year 2006 to have a material impact on our financial condition or results of operations.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006

The following tables set forth our results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2006 (dollars in thousands, except Center Information):

	Three Months Ended September 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$153,161	112.4%	$178,521	129.3%	$25,360	16.6%
Marketing, processing and servicing fees	19,476	14.3%	31	—	(19,445)	(99.8)%
Total revenues	172,637	126.7%	178,552	129.3%	5,915	3.4%
Provision for doubtful accounts and agency bank losses	(36,340)	(26.7)%	(40,514)	(29.3)%	(4,174)	(11.5)%
Net revenues	136,297	100.0%	138,038	100.0%	1,741	1.3%
Center Expenses:
Salaries and related payroll costs	44,359	32.6%	46,661	33.8%	2,302	5.2%
Occupancy costs	20,455	15.0%	22,113	16.0%	1,658	8.1%
Center depreciation expense	3,841	2.8%	4,081	3.0%	240	6.2%
Advertising expense	7,952	5.8%	3,780	2.7%	(4,172)	(52.5)%
Other center expenses	13,991	10.3%	12,955	9.4%	(1,036)	(7.4)%
Total center expenses	90,598	66.5%	89,590	64.9%	(1,008)	(1.1)%
Center gross profit	45,699	33.5%	48,448	35.1%	2,749	6.0%
Corporate and Other Expenses (Income):
General and administrative expenses .	13,294	9.7%	12,978	9.4%	(316)	(2.4)%
Corporate depreciation expense	1,241	0.9%	902	0.7%	(339)	(27.3)%
Interest expense	1,356	1.0%	2,170	1.6%	814	60.0%
Interest income	(50)	—	(120)	(0.1)%	(70)	(140.0)%
Loss on disposal of property and equipment	325	0.2%	334	0.2%	9	2.8%
Loss on impairment of assets	1,852	1.4%	—	—	(1,852)	(100.0)%
Total corporate and other expenses	18,018	13.2%	16,264	11.8%	(1,754)	(9.7)%
Income before income taxes	27,681	20.3%	32,184	23.3%	4,503	16.3%
Income tax expense	11,352	8.3%	13,322	9.7%	1,970	17.4%
Income before income of consolidated variable interest entity	16,329	12.0%	18,862	13.6%	2,533	15.5%
Income of consolidated variable interest entity	(476)	(0.4)%	(894)	(0.6)%	(418)	(87.8)%
Net income	$15,853	11.6%	$17,968	13.0%	$2,115	13.3%

	Three Months Ended
	September 30,
	2005	2006
Center Information:
Number of centers open at beginning of period	2,520	2,670
Opened	82	91
Acquired	3	—
Closed (excluding Georgia)	(7)	(16)
Number of centers open at end of period	2,598	2,745
Weighted average number of centers open during the period	2,565	2,710
Number of payday cash advances provided and processed (in thousands)	3,072	3,119
Amount of average payday cash advance provided and processed	$340	$355
Number of installment loans provided and processed (in thousands)	45	—
Amount of average installment loan provided and processed	$494	—
Number of lines of credit outstanding at end of period (in thousands)	—	22
Aggregate principal amount of lines of credit outstanding at end of period (in thousands)	—	$10,208
Average number of lines of credit outstanding during the period (in thousands)	—	18
Average amount of aggregate principal on lines of credit outstanding during the period (in thousands)	—	$8,326

	Three Months Ended September 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$53.1	100.0%	$50.9	100.0%	$(2.2)	(4.1)%
Center expenses:
Salaries and related payroll costs	17.3	32.6%	17.2	33.8%	(0.1)	(0.6)%
Occupancy costs	8.0	15.0%	8.2	16.0%	0.2	2.5%
Center depreciation expense	1.5	2.8%	1.5	3.0%	—	—
Advertising expense	3.1	5.8%	1.3	2.7%	(1.8)	(58.1)%
Other center expenses	5.4	10.3%	4.8	9.4%	(0.6)	(11.1)%
Total center expenses	35.3	66.5%	33.0	64.9%	(2.3)	(6.5)%
Center gross profit	$17.8	33.5%	$17.9	35.1%	$0.1	0.6%

Revenue Analysis

Total revenues increased approximately $5.9 million during the three months ended September 30, 2006 compared to the same period in 2005. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,331 centers opened prior to July 1, 2005 and still open as of September 30, 2006 increased $7.5 million from $161.6 million for the three months ended September 30, 2005 to $169.1 million for the same period in 2006. Centers opened prior to July 1, 2005 were at least three months and fifteen months old at the end of the three-month periods ended September 30, 2005 and 2006, respectively. Total revenues for the 414 centers opened after July 1, 2005 and still open as of September 30, 2006 increased $8.8 million from $0.3 million for the three months ended September 30, 2005 to $9.1 million for the same period in 2006. Total revenues for the remaining 275 centers that closed represented a decrease of approximately $10.4 million for the three months ended

September 30, 2006 compared to the same period in 2005. This decrease is primarily due to the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005.

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues during the three months ended September 30, 2006 was partially offset by:

•       the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas beginning during the third quarter of 2005 and the lending banks’ suspension of originations in the first half of 2006. Total revenues for the third quarter of 2006 in Pennsylvania and Arkansas were approximately $2.7 million less than the third quarter of 2005. This decrease in revenues was partially offset by the conversion of our operations in Pennsylvania and Arkansas to state-based legislation in June 2006; and

•       the implementation of material changes in enabling legislation in Illinois and Indiana. Total revenues for the third quarter of 2006 in Illinois and Indiana were approximately $5.1 million less than the third quarter of 2005.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 22.7% for the three months ended September 30, 2006 from 21.0% for the same period in 2005. The increase in the provision during the third quarter of 2006 is due primarily to increased loss rates. This increase was partially offset by the sale of certain customer accounts receivable to a collection agency, which generated proceeds of approximately $1.0 million which was recorded as a reduction in the 2006 provision.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the three months ended September 30, 2006 was due primarily to the new centers opened in 2005 and 2006. We averaged approximately 2.15 and 2.20 full-time equivalent field employees, including district directors, per center during the three months ended September 30, 2005 and 2006, respectively.

Occupancy costs and center depreciation expense.   The increases in occupancy costs and center depreciation expense for the three months ended September 30, 2006 were due primarily to the new centers opened in 2005 and 2006.

Advertising expense.   Advertising expense decreased for the three months ended September 30, 2006 compared to the same period in 2005 due primarily to a change in marketing strategy. During the third quarter of 2006, we launched a new advertising campaign which we expect to evolve in the future with new center merchandising materials, direct mail and television and radio commercials. Advertising expense in the third quarter 2006 also reflects the improved efficiencies in marketing to our traditional customer base. Going forward, we expect increased marketing expenditures tied to the introduction of new products and a more aggressive overall marketing strategy.

Other center expenses.   Other center expenses decreased for the three months ended September 30, 2006 compared to the same period in 2005 due primarily to lower office supplies and center closing costs in 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The decrease in general and administrative expenses for the three months ended September 30, 2006 was due primarily to:

•       a decrease in airplane operating expenses of approximately $0.6 million;

•       a decrease in legal fees of approximately $0.5 million; offset by

•       approximately $0.2 million related to consultant costs for new product development; and

•       an increase in stock-based compensation expense of approximately $0.4 million.

Loss on impairment of assets.   Loss on impairment of assets in 2005 represents a writedown of approximately $1.5 million to market value of an aircraft subsequently sold in 2005 as well as a writedown of approximately $0.4 million of the undepreciated costs of certain fixed assets in centers identified for closure.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2006

The following tables set forth our results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006 (dollars in thousands, except Center Information):

	Nine Months Ended September 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Revenues:
Fees and interest charged to customers	$373,010	97.0%	$474,224	116.6%	$101,214	27.1%
Marketing, processing and servicing fees	88,327	23.0%	12,418	3.0%	(75,909)	(85.9)%
Total revenues	461,337	120.0%	486,642	119.6%	25,305	5.5%
Provision for doubtful accounts and agency bank losses	(76,998)	(20.0)%	(79,825)	(19.6)%	(2,827)	(3.7)%
Net revenues	384,339	100.0%	406,817	100.0%	22,478	5.8%
Center Expenses:
Salaries and related payroll costs	128,948	33.5%	139,379	34.3%	10,431	8.1%
Occupancy costs	58,735	15.3%	64,242	15.8%	5,507	9.4%
Center depreciation expense	10,973	2.9%	12,034	3.0%	1,061	9.7%
Advertising expense	20,808	5.4%	13,210	3.2%	(7,598)	(36.5)%
Other center expenses	39,040	10.2%	40,880	10.0%	1,840	4.7%
Total center expenses	258,504	67.3%	269,745	66.3%	11,241	4.3%
Center gross profit	125,835	32.7%	137,072	33.7%	11,237	8.9%
Corporate and Other Expenses (Income):
General and administrative expenses .	38,440	10.0%	39,755	9.7%	1,315	3.4%
Corporate depreciation expense	3,390	0.9%	2,798	0.7%	(592)	(17.5)%
Interest expense	2,914	0.7%	3,996	1.0%	1,082	37.1%
Interest income	(208)	(0.1)%	(419)	(0.1)%	(211)	(101.4)%
Loss on disposal of property and equipment	448	0.1%	825	0.2%	377	84.2%
Loss on impairment of assets	1,852	0.5%	—	—	(1,852)	(100.0)%
Total corporate and other expenses	46,836	12.1%	46,955	11.5%	119	0.3%
Income before income taxes	78,999	20.6%	90,117	22.2%	11,118	14.1%
Income tax expense	32,187	8.4%	36,559	9.0%	4,372	13.6%
Income before income of consolidated variable interest entity	46,812	12.2%	53,558	13.2%	6,746	14.4%
Income of consolidated variable interest entity	(476)	(0.1)%	(2,267)	(0.6)%	(1,791)	(376.3)%
Net income	$46,336	12.1%	$51,291	12.6%	$4,955	10.7%

	Nine Months Ended
	September 30,
	2005	2006
Center Information:
Number of centers open at beginning of period	2,408	2,604
Opened	208	179
Acquired	3	—
Closed (excluding Georgia)	(21)	(38)
Number of centers open at end of period	2,598	2,745
Weighted average number of centers open during the period	2,461	2,643
Number of payday cash advances provided and processed (in thousands)	8,674	8,524
Amount of average payday cash advance provided and processed	$336	$352
Number of installment loans provided and processed (in thousands)	45	—
Amount of average installment loan provided and processed	$494	—
Number of lines of credit outstanding at end of period (in thousands).	—	22
Aggregate principal amount of lines of credit outstanding at end of period (in thousands)	—	$10,208
Average number of lines of credit outstanding during the period (in thousands)	—	16
Average amount of aggregate principal on lines of credit outstanding during the period (in thousands)	—	$7,549

	Nine Months Ended September 30,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$156.2	100.0%	$153.9	100.0%	$(2.3)	(1.5)%
Center expenses:
Salaries and related payroll costs	52.4	33.5%	52.7	34.3%	0.3	0.6%
Occupancy costs	23.9	15.3%	24.3	15.8%	0.4	1.7%
Center depreciation expense	4.5	2.9%	4.5	3.0%	-	-
Advertising expense	8.4	5.4%	5.0	3.2%	(3.4)	(40.5)%
Other center expenses	15.9	10.2%	15.5	10.0%	(0.4)	(2.5)%
Total center expenses	105.1	67.3%	102.0	66.3%	(3.1)	(2.9)%
Center gross profit	$51.1	32.7%	$51.9	33.7%	$0.8	1.6%

Revenue Analysis

Total revenues increased approximately $25.3 million during the nine months ended September 30, 2006 compared to the same period in 2005. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,207 centers opened prior to January 1, 2005 and still open as of September 30, 2006 increased $27.2 million from $426.9 million for the nine months ended September 30, 2005 to $454.1 million for the same period in 2006. Centers opened prior to January 1, 2005 were at least nine months and twenty-one months old at the end of the nine-month periods ended September 30, 2005 and 2006, respectively. Total revenues for the 538 centers opened after January 1, 2005 and still open as of September 30, 2006 increased $27.8 million from $2.8 million for the nine months ended September 30, 2005 to $30.6 million for the same period in 2006. Total revenues for the remaining 289 centers that closed represented a decrease of approximately $29.7 million for the nine months ended September 30, 2006 compared to the same period in 2005. This decrease is primarily due to the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005.

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues during the nine months ended September 30, 2006 was partially offset by:

•       the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas beginning during the third quarter of 2005 and the lending banks’ suspension of originations in the first half of 2006. Total revenues for the first nine months of 2006 in Pennsylvania and Arkansas were approximately $16.6 million less than the same period in 2005;

•       the implementation of material changes in enabling legislation in Illinois and Indiana. Total revenues for the first nine months of 2006 in Illinois and Indiana were approximately $12.9 million less than the same period in 2005; and

•       the continued impact of Hurricanes Katrina and Rita in Louisiana and Mississippi. Total revenues for the first nine months of 2006 in Louisiana and Mississippi were approximately $4.0 million less than the same period in 2005.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses decreased to 16.4% for the nine months ended September 30, 2006 from 16.7% for the same period in 2005. The decrease in the provision is due in part to the inclusion in the 2005 provision of an approximate $4.2 million net expense related to the contractual changes in Arkansas, Michigan, North Carolina and Texas. In addition, during the second and third quarters of 2006, we sold certain customer accounts receivable to a collection agency, which generated proceeds of approximately $2.2 million which was recorded as a reduction in the 2006 provision. This decrease was partially offset by increased loss rates.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the nine months ended September 30, 2006 was due primarily to the new centers opened in 2005 and 2006. We averaged approximately 2.14 and 2.18 full-time equivalent field employees, including district directors, per center during the nine months ended September 30, 2005 and 2006, respectively.

Occupancy costs, center depreciation expense and other center expenses.   The increases in occupancy costs, center depreciation expense and other center expenses in the nine months ended September 30, 2006 were due primarily to the new centers opened in 2005 and 2006.

Advertising expense.   Advertising expense decreased for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to a decision to conduct less advertising activities during 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the nine months ended September 30, 2006 was due primarily to:

•       approximately $2.0 million of additional expense related to personnel, consulting and other costs associated with new product development;

•       an increase in stock-based compensation expense of approximately $1.0 million;

•       an increase of approximately $0.4 million related to additional headcount in our real estate and construction departments;

•       higher expenses of approximately $0.3 million for consultants and trade association dues in our public and government relations department; offset by

•       a decrease in airplane operating expenses of approximately $1.7 million; and

•       a decrease in legal fees of approximately $0.8 million.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the nine months ended September 30, 2005 and 2006 (dollars in thousands):

			Variance
	2005	2006	Dollars	%
Cash flows provided by (used in):
Operating activities	$122,062	$112,683	$(9,379)	(7.7)%
Investing activities	(96,583)	(108,229)	(11,646)	(12.1)%
Financing activities	(17,989)	18,506	36,495	202.9%
Net increase in cash and cash equivalents	7,490	22,960	15,470	206.5%
Cash and cash equivalents, beginning of period	18,224	27,259	9,035	49.6%
Cash and cash equivalents, end of period	$25,714	$50,219	$24,505	95.3%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, pay dividends on our common stock and repurchase shares of our outstanding common stock.

We borrow under our $265.0 million revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $40.6 million, or 22.3% and $28.9 million or 15.0%, respectively, to $222.4 million at September 30, 2006 compared to $181.8 million at September 30, 2005 and $193.5 million at December 31, 2005 due primarily to an increase in the number of centers and to the conversion of our operations in Pennsylvania and Arkansas to state-based legislation under the agency business model pursuant to which we fund the advances.

On May 4, 2005, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $50.0 million of our outstanding common stock. Additionally, on August 16, 2006, we announced that our Board of Directors had approved an extension of our stock repurchase program authorizing us to repurchase up to $100.0 million of our outstanding common stock on and after this date. Our Board of Directors determined that the continuation and increase of the stock repurchase program serves the best interest of us and our stockholders by returning capital to our stockholders, by providing an attractive investment opportunity for our funds and by reducing the dilutive impact of employee stock incentive programs and potential acquisitions.

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

During the three and nine months ended September 30, 2006, we repurchased 2,292,000 shares of our common stock at a cost of approximately $32.4 million.

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

Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the same period in 2005 was due primarily to a net decrease in changes in operating assets and liabilities of $25.4 million, partially offset by a net increase in non-cash adjustments of $11.1 million and an increase in net income. The $25.4 million net decrease in changes in operating assets and liabilities is due primarily to a decrease in the change in income taxes payable of $8.3 million and a decrease in the change in other current assets of $13.8 million (due primarily to the timing of insurance and center rent payments as well as the refund in 2005 of funds deposited with the IRS relating to the period we were an S Corporation).

Cash Flows from Investing Activities

The increase in net cash used in investing activities for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $13.3 million increase in the change in cash invested in advances receivable, partially offset by a $2.1 million decrease in purchases of property and equipment.

Cash Flows from Financing Activities

The increase in net cash from financing activities for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $54.7 million increase in borrowings under our revolving credit facility, a $4.4 million increase in the change in book overdrafts, partially offset by a $21.0 million increase in repurchases of our common stock.

Capital Expenditures

For the nine months ended September 30, 2005 and 2006, we spent $13.0 million and $11.0 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangements with the Lending Banks

We previously operated as an agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas pursuant to MP&S Agreements. Each lending bank was responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks’ approval process, we were not involved in determining the approval procedures or criteria of the lending banks and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans have never been included in our payday cash advance and installment loan portfolios nor have they been reflected on our balance sheet within our advances and fees receivable, net.

Under the MP&S Agreements, the lending banks were contractually obligated for all or a specified percentage of the losses on their payday cash advances. Therefore, our marketing, processing and servicing fee increased by the lending banks’ contractual obligation for losses. If actual payday cash advance losses by a lending bank exceeded the percentage specified in its MP&S Agreement with us, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses.

Because our economic exposure for excess bank losses related to the lending banks’ payday cash advances and installment loans, we accrued for excess bank losses, to reflect our probable losses related to uncollected lending bank payday cash advances and installment loans. The accrual for excess bank losses was established on a basis similar to the allowance for doubtful accounts under the standard business model.

As a result of the FDIC Revised Guidance, and the conversion of our Texas and Michigan operations to our standard business model in July 2005, the discontinuation of our North Carolina operations in September 2005, and the conversion of our Pennsylvania and Arkansas operations to our standard business model in June 2006, the accrual for excess bank losses and gross profit derived from the agency business model has declined. The accrual for excess bank losses that was reported in our balance sheet was $1.4 million as of December 31, 2005. We had no accrual for excess bank losses as of September 30, 2006. Approximately 15.4% of our total center gross profit in the three months ended September 30, 2005 was derived from the agency business model. Approximately 22.5% and 0.6% of our total center gross profit, in the nine months ended September 30, 2005 and 2006, respectively, was derived from the agency business model.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of September 30, 2006, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2006	2007 and 2008	2009 and 2010	2011 and thereafter
Long-term debt obligations:
Revolving credit facility	$96,838	$—	$—	$96,838	$—
Mortgage payable.	8,564	199	1,594	1,594	5,177
Note payable	415	35	276	104	—
Operating lease obligations (1)	139,426	16,245	91,759	27,378	4,044
Purchase obligations	2,148	1,912	236	-	—
Total.	$247,391	$18,391	$93,865	$125,914	$9,221

(1)          Includes leases for aircraft hangar space, centers, security equipment and fax/copier equipment.

Long-Term Debt Obligations

Revolving Credit Facility.   On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50.0 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit us to operate as a CSO in Texas. In August 2006, we amended our revolving credit facility to allow the repurchase of up to $100.0 million of our outstanding common stock on and after the date of this amendment.

As of September 30, 2006, we had $96.8 million outstanding on the revolving portion of our credit facility and approximately $3.9 million of letters of credit outstanding, leaving approximately $164.3 million available for future borrowings under our credit facility.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of September 30, 2006, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at September 30, 2006.

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

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.2 million and $5.9 million at December 31, 2005 and September 30, 2006, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.4 million and $5.2 million at December 31, 2005 and September 30, 2006, respectively.

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

Our Chairman and Vice Chairman have used our aircraft for private purposes in exchange for our use of an identical aircraft owned by our Chairman and Vice Chairman. For the three and nine months ended September 30, 2006, our Chairman and Vice Chairman used our aircraft for 10.8 and 33.5 hours, respectively. For the nine months ended September 30, 2006, we used the aircraft owned by the Chairman and Vice Chairman for 1.3 hours. As a result, we are owed for approximately 43.0 hours of aircraft use time. That credit is not reflected in our balance sheet as of September 30, 2006.

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of September 30, 2006, our purchase obligations totaled approximately $2.1 million.

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

•       current and future litigation and regulatory proceedings against us, including but not limited to those against us in Pennsylvania;

•       the accuracy of our estimates of losses;

•       theft and employee errors;

•       the availability of adequate financing, suitable centers and experienced management employees to implement our growth strategy;

•       the fragmentation of our industry and competition from various other sources, such as other payday cash advance providers, small loan providers, short-term consumer lenders, banks, savings and loans and other similar financial services entities, as well as retail businesses that offer consumer loans or other products or services similar to those offered by us and, most recently, governmental agencies offering alternative sources of credit; and

•       the other matters set forth under “Part II. Item 1A. Risk Factors” below.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2005 or September 30, 2006. The weighted average interest rate on our $37.9 million of variable interest debt as of December 31, 2005 was approximately 7.38%. The weighted average interest rate on our $96.8 million of variable interest debt as of September 30, 2006 was approximately 7.97%.

We had total interest expense of $1.4 million and $2.2 million for the three months ended September 30, 2005 and 2006, respectively. We had total interest expense of $2.9 million and $4.0 million for the nine months ended September 30, 2005 and 2006, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.2 million and $0.3 million for the three months ended September 30, 2005 and 2006, respectively, and approximately $0.2 million and $0.4 million for the nine months ended September 30, 2005 and 2006, respectively.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.      RISK FACTORS.

Risks Related to Our Business and Industry

Our business is highly regulated. Changes in applicable laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to numerous federal, state and local laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations. Changes in laws or regulations, or our failure to comply with such laws and regulations, may have a material adverse effect on our business, results of operations and financial condition.

Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check-cashing, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of September 30, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. As of September 30, 2006, we operated in 35 of these 39 states. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically authorizing the payday cash advance business. Despite the lack of specific payday advance laws, other laws may permit us to do business in these states. As of September 30, 2006, we operated in one of these 11 states.

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

Statutes authorizing payday cash advance services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. In December 2005, after the conclusion of a contested case, the Commissioner of Banks for North Carolina ordered that our North Carolina subsidiary immediately cease all business operations. See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” As a result, we closed 118 centers in North Carolina. The lost revenues from such closures may have a material adverse effect on our results of operations and financial condition. In addition, the newly introduced Advance America Choice-Line of Credit is being challenged by the Office of the Pennsylvania Secretary of Banking in a lawsuit filed in the Commonwealth Court of Pennsylvania. See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 7. Commitments and Contingencies.” An adverse ruling in this case could significantly impair our business or force us to cease offering that new product in Pennsylvania.

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

Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Recent attention has focused on the use of short term lending and payday cash advances by military personnel. On September 29, 2006, the John Warner National Defense Authorization Act for Fiscal Year 2007 (the “Act”) conference report was filed and the Act was signed into law on October 17, 2006. The Act places, among other restrictions, a federal limit of 36% on extensions of credit, including payday cash advances, to active members of the military and their dependents. Any federal legislative or regulatory action that restricts or prohibits payday cash advance services could have a material adverse impact on our business, results of operations and financial condition. On October 15, 2006, the Company voluntarily ceased offering its services to active, full-time military personnel by no longer qualifying customers for advances based on income from military service.

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

In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. For example, several cities in Oregon have recently adopted local ordinances that have the effect of limiting our business. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, payday cash advance service providers could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements - Note 7. Commitments and Contingencies.” Adverse rulings in some of these lawsuits or regulatory proceedings could significantly impair our business or force us to cease doing business in one or more states.

We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of payday cash advances or other forms of credit, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Competition in the retail financial services industry could cause us to lose market share or reduce our interest and fees, possibly resulting in a decline in our future revenues and earnings.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry grows and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other payday cash advance providers, small loan providers, credit unions, short-term consumer lenders, other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering payday cash advances and short-term loans over the internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. Most recently, we are experiencing competition from governmental agencies themselves, such as the Pennsylvania Department of Banking, which is supporting the Pennsylvania Credit Union Association and Pennsylvania State Treasurer in the offering of unsecured 90 day loans. As a result of this increasing competition, we could lose market share or we may need to reduce our interest and fees, possibly resulting in a decline in our future revenues and earnings.

The concentration of our revenues in certain states could adversely affect us.

Our centers currently operate in 36 states and, for the three months ended September 30, 2005 and 2006, our five largest states (measured by total revenues) accounted for approximately 40% and 48%, respectively, of our total revenues. For the nine months ended September 30, 2005 and 2006, our five largest states (measured by total revenues) accounted for approximately 41% and 47%, respectively, of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Furthermore, our five largest states, as measured by revenues, are not in all instances our five largest states as measured by the number of centers operated. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition.

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

The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.

For the three months ended September 30, 2005 and 2006, we deposited approximately 6.4% and 6.2%, respectively, of all the customer checks we received and approximately 80% and 75%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. For the nine months ended September 30, 2005 and 2006, we deposited approximately 5.5% and 5.7%, respectively, of all the customer checks we received and approximately 79% and 77%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the three months ended September 30, 2005 and 2006 were approximately $31.8 million and $34.3 million, respectively. Total charge-offs, net of recoveries, for the nine months ended September 30, 2005 and 2006 were approximately $65.7 million and $73.4 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts will increase and our net income will decrease.

If our estimates of losses are not adequate, our provision for doubtful accounts would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We maintain an allowance for doubtful accounts for estimated losses for advances we make directly to consumers and check-cashing, deferred-presentment and other credit services we offer under the standard business model. To estimate the appropriate allowance for doubtful accounts, we consider the amount of outstanding advances owed to us, historical charge-offs, our current collection patterns and the current economic trends in the markets we serve.

As of September 30, 2006, our allowance for doubtful accounts was $53.4 million. This amount, however, is an estimate, and we have less experience upon which to base our estimates of losses from check-cashing, deferred-presentment or credit services than with payday cash advances. If our actual advance, check-cashing, deferred-presentment or credit services losses are greater than our allowance for doubtful accounts, our provision for doubtful accounts would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

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

In July 2005, we began offering credit services as a CSO to customers in Texas. In June 2006, we began offering consumers in Pennsylvania a new financial service called the Advance America Choice-Line of Credit, operating under an existing state check cashing law in Arkansas, and offering advances under a deferred presentment service transactions act in Michigan. In October 2006, we began offering installment loans in Illinois and selling a prepaid debit card called the CashVantage Card in select states. Further, we intend to introduce additional new products and services in the future. In order to offer such new products, we will need to comply with additional regulatory and licensing requirements. Each of these changes, alternative methods of conducting business and new products are subject to risk and uncertainty and require significant investment in time and capital. Due to our lack of experience in offering some of these alternative services and products, we cannot assure you that we will be able to successfully implement any of these changes or successfully introduce any new products, or to do so in a timely manner. Furthermore, we cannot predict the demand for any of these new services or products, nor do we know if we will be able to offer these new services or products in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services or products, could have a material adverse effect on our business, results of operations and financial condition.

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

We may incur substantial additional debt in the future. As of September 30, 2006, our total debt was approximately $103.1 million and our stockholders’ equity was approximately $296.8 million. The total availability under our current credit facility is $265.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of September 30, 2006, we had approximately $164.3 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

Our business is seasonal due to the impact of fluctuating demand for advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and allowance for doubtful accounts are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt, pay dividends on our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

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

Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $0.5 million (0.27% of total revenues) and $0.7 million (0.40% of total revenues) in the three months ended September 30, 2005 and 2006, respectively. Cash shortages from employee and third-party theft and errors were approximately $1.0 million (0.23% of total revenues) and $1.4 million (0.30% of total revenues) in the nine months ended September 30, 2005 and 2006, respectively. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

The annual turnover as of September 30, 2006, among our center managers was approximately 52% and among our other center employees was approximately 103%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

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

Following the filing of our final S corporation tax returns, we recorded an additional $0.6 million of deferred income tax liability that resulted in a $0.6 million increase in tax expense for the quarter ended September 30, 2006.

Risks Related to Our Common Stock

Our executive officers and directors may be able to exert significant influence over our future direction.

Our executive officers and directors together with certain trusts for the benefit of some of the family members of certain directors, control approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence any matter requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended September 30, 2006:

Period (1)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	116,800	$13.15	116,800	$22,859,599
August 1 to August 31	1,734,200	$14.00	1,734,200	$94,613,772
September 1 to September 30	641,200	$14.65	641,200	$85,221,417
Total	2,492,200	$14.13	2,492,200	$85,221,417

(1)          Based on trade date.

(2)          On May 4, 2005, we announced a stock repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding common stock. On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description
10.1

Fifth Amendment, dated August 16, 2006, to the Amended and Restated Credit Agreement dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K dated August 14, 2006).

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

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

November 9, 2006	By:	/s/ JOHN I. HILL
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Fifth Amendment, dated August 16, 2006, to the Amended and Restated Credit Agreement dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K dated August 14, 2006).

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