Form 10-K
period 2006-12-31
Advance America, Cash Advance Centers, Inc.
filed 2007-03-01
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 001-32363

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2332639
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
135 North Church Street
Spartanburg, South Carolina	29306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  864-342-5600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $1,187,751,093.

At February 26, 2007, there were 79,543,637 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated herein by reference from the registrant’s proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 24, 2007.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-K

For the year ended December 31, 2006

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

The factors listed in “Item 1A. Risk Factors,” as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described in “Item 1A. Risk Factors.”

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

PART I

ITEM 1. BUSINESS.

Overview

We are the largest provider of payday cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2006, we operated 2,853 centers in 36 states. We do not franchise any of our centers. Payday cash advances are small-denomination, short-term, unsecured advances that are typically due on the customer’s next payday. We focus primarily on providing payday advance services to middle-income working individuals and do not provide pawn lending, title lending or similar services. During 2006, we began offering customers in Pennsylvania the Advance America Choice-Line of Credit product. We previously marketed, processed and serviced installment loans made by lending banks under our former agency business model, and during 2006 we began offering installment loans directly to customers in Illinois. In the fall of 2006, we introduced a prepaid debit card as an additional product in our centers. In the future we intend to expand further our product and service offerings. The table below shows selected demographics of the customers we serve:

	Customers(1)	U.S. Census 2000
Average age (years)	39	35.8
Percentage between 18-44	66%	40%
Median household income	$40,557	$41,994
Percentage homeowners	45%	66%
Percentage with high school degrees	86%	80	%(2)

(1)         Based on a study performed for us of the approximately 52% of customers served during the twelve months ended April 2005 for whom this information was available.

(2)         Percentage of population 25 years old and older who are high school graduates or higher.

Our goal is to attract customers by offering straightforward, rapid access to temporary funding while providing high-quality, professional customer service. We believe that our services represent a competitive source of liquidity to the customer relative to other credit alternatives, which typically include overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds and short-term collateralized loans.

The following table presents key operating data for our business:

	Year Ended December 31,
	2004	2005	2006
Number of centers open at end of period	2,408	2,604	2,853
Number of customers served—all credit products (thousands)	1,412	1,534	1,494
Number of payday cash advances originated (thousands)	11,586	11,620	11,539
Aggregate principal amount of payday cash advances originated (thousands)	$3,804,096	$3,943,815	$4,082,865
Average amount of payday cash advance originated	$328	$339	$353
Average charge to customers for providing and processing a payday cash advance	$52	$55	$55
Average duration of a payday cash advance (days)	15.4	15.8	16.2
Average number of lines of credit outstanding during the period (thousands)	—	—	20
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	—	$8,963
Average principal amount on lines of credit outstanding during the period	—	—	$448
Number of installment loans originated (thousands)	—	68	29
Aggregate principal amount of installment loans originated (thousands)	—	$34,541	$13,905
Average amount of installment loan originated	—	$508	$486
Average charge to customers for providing and processing an installment loan(1)	—	$337	$357

(1)          This calculation for 2006 excludes the Illinois installment loan product which was rolled out in October 2006 because that product was not available long enough for an average charge in Illinois to be determined.

Our centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2006, we operated 2,769 centers under the “Advance America” brand and 84 centers under the “National Cash Advance” brand.

Our Industry

The payday cash advance services industry has grown steadily since the early 1990s in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. The rapid increase in the charges associated with having insufficient funds in one’s bank account, as well as other late/penalty fees charged by financial institutions and merchants, have also helped increase customer demand for advances. An advance typically involves a single charge, unlike other alternatives that often require collateral, origination and administration fees, interest payments, additional incremental charges and prepayment penalties and charges for other services such as credit life insurance. Other alternatives, such as bounced checks and late bill payments, may also have negative credit consequences. We believe customers use short-term advances as a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives.

We believe many banks and other traditional financial institutions reduced or eliminated their provision of small-denomination, short-term consumer loans, in part due to the costs associated with originating these loans. As a result, a significant number of companies now offer short-term consumer loans, or advances, to lower-income and middle-income individuals. The providers of these types of services are fragmented and range from specialty finance offices, like our centers, to retail stores in other industries that offer short-term consumer loans as ancillary services. Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for advances, the industry has experienced significant growth in the number of centers. Other entrants to the industry offer advances and short-term loans over the internet as well as by telephone.

We believe the payday cash advance services industry is growing, fueled by overall increases in the population and increased consumer and legislative acceptance of payday cash advances. The number of jurisdictions with specific legislation and/or regulations permitting payday cash advances or small loans has grown from 16 states in 1997, the year in which we commenced operations, to 39 states and the District of Columbia as of December 31, 2006.

Competitive Strengths

Market Leader with Economies of Scale.   With 2,853 centers located in 36 states as of December 31, 2006, we are the largest provider of payday cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest provider of payday cash advance services. We believe our scale provides us with a leadership position in the industry, allows us to leverage our brand name in opening centers in existing and new markets and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support and customer support systems. We believe these centralization efforts will enable us to continue to expand our network of centers while controlling our costs.

Successful Execution of Growth Strategy.   We believe we have successfully executed an effective growth strategy, including identifying attractive locations for new centers, rapidly entering into new leases and establishing the necessary procedures and systems to manage the overall growth process. We use our database of over 4.0 million customer records to analyze market opportunities and make management decisions regarding expanding our network of centers. In 2006, we opened 302 new centers in 32 states, and in 2005, we opened 361 new centers in 32 states.

Continued Focus on Government Affairs.   We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America (“CFSA”), an industry trade group comprised of our company and more than 100 other companies engaged in the payday cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. In 2006, 2005 and 2004, payday cash advance legislation we supported was adopted in 3 states, 9 states and 15 states, respectively. Our approach is to continue to work with policymakers and grass roots organizations to provide a predictable and favorable legislative environment for the payday cash advance services industry.

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

Rigorous Implementation of Center Level Controls.   We believe that our management information systems, our cash management systems and our internal compliance systems are critical to our success and continued growth. We employ a proprietary point-of-sale system used to record transactions in our centers. This information is recorded daily and analyzed at our centers and at our headquarters. We also employ a third-party cash reconciliation software system to balance and monitor cash receipts and disbursements. The principal benefits from our use of these two systems are our quick recognition of variances from expected operating results, our early detection of theft and fraud and our ability to monitor compliance with various federal and state laws.

Geographical Diversification of Our Centers.   With centers located in 36 states as of December 31, 2006, we believe we have developed a significant presence throughout the United States that helps us to mitigate the risk and possible financial impact of unfavorable changes in state legislation or in the economic environment of a particular region or state and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2006, California and Texas, which accounted for approximately 10.5% and 11.6%, respectively, of our total revenues, were the only states that accounted for more than 10% of our total revenues.

Business Strategy

Continue to Open Centers Systematically.   A key objective of our growth strategy is to become the leading provider of payday cash advance services in each market we enter by rapidly opening proprietary, wholly owned centers. We do not intend to franchise our centers. We opened 302 centers in 2006, and we expect to continue our rapid roll-out of new centers. We believe that internal development of new centers is currently generally more economical than acquiring and integrating existing centers. However, from time to time, we also may consider opportunities to acquire payday cash advance companies or businesses, particularly in markets we do not currently serve. We believe that by offering the convenience of a high density of centers, as well as exceptional customer service, we will maintain a high level of customer satisfaction.

Drive New Center Operating Performance.   In our operating centers that opened in 2006 and 2005, we are striving to match the operating performance of our centers that have been open at least 24 months. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are (1) maintaining a high level of compliance with applicable laws and regulations, (2) meeting stated growth objectives and (3) meeting collection targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can achieve operating performance in our newer centers comparable to the operating performance at our mature centers.

Maximize the Efficiency of Our Infrastructure.   We have made significant investments in technology, infrastructure and monitoring/compliance systems that we believe are highly scalable. As we continue to expand our network of centers, we expect that our general and administrative expenses will decline as a percentage of our net revenues.

Support Improvement of the Legislative and Regulatory Environment.   As of December 31, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. Our goal is to work with policymakers and grass roots organizations to facilitate the implementation of a balanced, visible and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably in every state.

Expand Our Product and Service Offerings.   We are actively exploring complementary product and service offerings to take advantage of our brand name and national footprint. During 2006, we introduced a prepaid debit card called the CashVantage Card. We believe this and other new offerings will increase customer satisfaction and drive incremental revenue.

Our Services

Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). In certain states, we previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation (“FDIC”) supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. Our advance services consist primarily of payday cash advances. We currently also offer lines of credit in Pennsylvania and installment loans in Illinois.

We provide advances and charge fees and/or interest as specified by the laws of the states where we operate under the standard business model. In the states where we previously operated under the agency business model, the lending banks provided advances and installment loans and charged fees and/or interest as specified by the laws of the states in which they were located and consistent with the regulatory authority of the FDIC and federal banking law. The permitted size of an advance varies by state and ranges from $50 to $1,000. The permitted fees and/or interest on an advance also vary by state and range from 10% to 22% of the amount of a payday cash advance. Fees and interest for installment loans are larger relative to the size of the advance because of the longer term of this product. Fees and interest for the line of credit product consist of a monthly service fee for the line of credit plus interest on the average outstanding balance.

Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds (“NSF”) in the customer’s account or other reasons. In three states, we are also permitted to charge a late fee, the amount of which varies by state. In Texas, where we provide credit services as a Credit Services Organization (“CSO”), the third-party lender charges a late fee on its loan in accordance with state law. In two other states, a late fee was charged by the lending bank on the installment loan, the amount of which was determined by the lending bank. For the years ended December 31, 2006 and 2005, total NSF fees collected by us, the third-party lender in Texas and the lending banks were approximately $3.3 million and $2.8 million, respectively, and total late fees collected by us, the third-party lender in Texas and the lending banks were approximately $768,000 and $254,000, respectively.

We provide advance services and small-denomination, short-term unsecured consumer credit because we believe that many consumers have limited access to alternative sources of liquidity. To obtain an advance, a new customer first completes an application that includes personal information such as his or her name, address, phone number, employment information or source of income, and references. This information is entered into our information system. The new customer then presents the required documentation, usually proof of identification, a pay stub or other evidence of income, and a bank statement, to our center employee. In order for a new customer to be approved for an advance, he or she is required to have a bank account and a regular source of income, such as a job.

Under the standard business model, we determine whether to approve an advance to our customers. Using this model, we do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for advances, other than requiring proof of identification, bank account and income source, as described above. We also consider the customer’s income in determining the amount of the advance. Under the agency business model, the lending banks used third-party credit scores to evaluate and approve each customer’s application. We currently act as a CSO in our centers in Texas. As a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender, who determines whether to approve the loan and establishes all of the loan underwriting criteria and terms, conditions and features of the loan agreement with the customer.

After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes and the advance has been approved, the customer enters into an agreement governing the terms of the advance. The customer then writes a personal check to cover the amount of the advance plus charges for applicable fees and/or interest, and makes an appointment to return on a specified due date, typically his or her next payday for payday cash advances, to repay the advance plus the applicable charges. At the specified due date, the customer is required to pay off the advance in full, which is usually accomplished by the customer returning to the center with cash.

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

Upon a repayment in full, we are obligated to return the customer’s personal check to the customer. If the customer does not repay the outstanding advance or loan in full on or before the due date, we will seek to collect from the customer the amount of the advance or loan and any applicable fees, including late and NSF fees due, and may deposit the customer’s personal check.

In the fall of 2006, we began selling a prepaid debit card called the CashVantage Card in select states. The CashVantage Card allows a cardholder to “load” cash onto the card and use it wherever VISA debit cards are accepted. We earn a fee from the original purchase of the card by the customer and a convenience fee for loads on the cards. In addition, we earn fees and incur expenses related to cardholder transactions such as purchases, ATM withdrawals made with the cards, account maintenance and subscription fees. For the year ended December 31, 2006, we sold approximately 40,000 prepaid cards on which we loaded approximately $11.6 million.

Seasonality

Our business is seasonal due to the impact of fluctuating demand for advances and fluctuating collection rates throughout the year. Demand has historically been higher in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds.

Collection Procedures

As part of the closing process for each advance, we typically establish the expectation with the customer that they will return by scheduling an appointment for them to return to our center to repay their advance on its due date. The day before the due date, we generally call the customer to confirm their appointment.

If a customer does not return to repay the amount due, the center manager has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check. If the center manager has decided to commence past-due collection efforts in place of depositing the customer’s personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer’s check for a cashier’s check, if funds are available. We also may permit a customer to enter into an extended payment plan if the customer is not able to meet his or her current repayment obligation.

If at the end of this past-due collection period, the center has been unable to collect the amount due, the customer’s check is then deposited. Additional collection efforts are not required if the customer’s deposited check clears. If the customer’s check does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by the center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check if funds become available. We also send out a series of collection letters centrally which are automatically triggered based on a set of pre-determined criteria.

Center Operations

Centers

With 2,853 centers as of December 31, 2006, we operate the largest network of payday cash advance centers in the United States. The following table illustrates the growth of our center network since December 31, 2004:

	As of December 31,
State	2004	2005	2006
Alabama	127	140	140
Arizona	49	53	60
Arkansas	30	30	30
California	290	298	302
Colorado	56	62	67
Delaware	10	13	14
Florida	173	211	248
Idaho	8	13	15
Illinois	61	60	72
Indiana	91	116	123
Iowa	21	35	37
Kansas	—	42	56
Kentucky	33	39	43
Louisiana	64	75	76
Michigan	87	111	137
Mississippi	51	53	53
Missouri	62	70	84
Montana	8	9	8
Nebraska	25	25	24
Nevada	10	10	11
New Hampshire	15	16	20
New Mexico	12	12	12
North Carolina(1)	118	—	—
North Dakota	—	7	8
Ohio	178	210	231
Oklahoma	68	67	67
Oregon	42	56	53
Pennsylvania	101	101	99
Rhode Island	—	3	15
South Carolina	105	112	129
South Dakota	10	11	12
Tennessee	59	62	65
Texas	204	207	231
Virginia	109	120	142
Washington	90	105	110
Wisconsin	37	45	52
Wyoming	4	5	7
Total	2,408	2,604	2,853

(1)     We suspended operations and closed all our centers in North Carolina in December 2005.

Internal Compliance Audit

We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA’s Best Practices and our company policies and procedures. The auditors conduct periodic unannounced audits of our centers. They typically spend one to two days in each center, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training.

Prior Relationships with the Lending Banks

Under marketing, processing and servicing agreements (“MP&S Agreements”) with the lending banks under the former agency business model, we were compensated by the lending banks for marketing, processing and servicing the payday cash advances and installment loans the lending banks made to their customers. Approximately 1.8%, 15.9% and 24.4% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively, were derived from the agency business model. As of December 31, 2004, we operated as a marketing, processing and servicing agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. In response to revised guidance issued by the FDIC in March 2005 (the “Revised Guidance”), we began instead to offer check-cashing and deferred-presentment services in our centers in Michigan in June 2005 and CSO services in our centers in Texas in July 2005. Additionally, the lending bank in North Carolina ceased operations in December 2005. In response to a communication from the FDIC in February 2006, the lending banks in Pennsylvania and Arkansas ceased originating payday cash advances and installment loans during the first and second quarters of 2006. During June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation. As a result, we now operate under the standard business model in all of our centers.

Although we marketed, processed and serviced payday cash advances and installment loans offered, made and funded by the lending banks under the former agency business model, each lending bank was responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks’ approval process or in determining their approval procedures or criteria and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans have never been included in our balance sheet within our advances and fees receivable, net.

Under the MP&S Agreements, the lending banks were contractually obligated for all or a specified portion of the losses on their advances and loans. Therefore, our marketing, processing and servicing fees increased by the lending bank’s contractual obligation for losses. If actual losses by a lending bank exceeded the percentage specified in its MP&S Agreement, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances and loans, less the lending bank’s contractually obligated portion of the losses.

Competition

We believe that the principal competitive factors in the payday cash advance services industry are location, customer service, convenience, speed and confidentiality. We face intense competition in an industry with low barriers to entry, and we believe that the payday cash advance market is becoming more competitive as the industry matures and consolidates. We also compete with services offered by traditional financial institutions, such as overdraft protection, and with other payday cash advance providers, small loan providers, credit unions, short-term consumer lenders and other financial services entities and retail businesses that offer consumer loans or other products and services that are similar to ours. Businesses offering payday cash advances and short-term loans over the internet as well as by phone also compete with us.

The payday cash advance services industry is highly fragmented. In March 2006, Stephens, Inc. estimated that there were approximately 23,000 outlets (including our own centers) in the United States. Our network of 2,853 centers as of December 31, 2006 represents the largest network of such centers in the United States. We believe that our two largest single service payday cash advance company competitors, Check ‘n Go and Check into Cash, have over 1,400 and 1,200 payday cash advance centers, respectively. Another competitor is QC Holdings, Inc., which we believe has over 500 locations in the United States. The remaining competitors are local chains and single-unit operators.

To a lesser extent, we compete with other companies that offer payday cash advances as an ancillary financial product to complement their primary business of cashing checks, selling money orders, providing money transfer services or offering similar financial services. These competitors include Dollar Financial Corp. and ACE Cash Express, Inc.

Our centers also have been facing increased competition from banks that offer their account holders payday cash advances as well as other products such as overdraft privileges and bounced check protection, which are similar to our advance services.

Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for payday cash advances, the payday cash advance services industry has experienced significant growth in the number of centers.

Marketing and Advertising

We design our marketing efforts to increase our revenues by (1) introducing new customers to our services and (2) creating customer loyalty. We believe that our mass media advertising campaigns (primarily through television, direct mail and the yellow pages) increase awareness and acceptance of our services. Our advertising expenditures occur primarily during key seasonal periods, such as the back-to-school and holiday seasons in the third and fourth quarters of each year, when consumers are most likely to have short-term liquidity needs.

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

We maintain and test a disaster recovery plan for our critical networked systems, the documentation for which is hosted on a third-party vendor website. Our back-up data tapes are housed by a third party at an off-site location. We also own backup computer equipment and real-time data storage that is housed at an off-site facility to provide us with access to needed systems in the event of an emergency that disables our headquarters’ equipment.

Security

Security and loss prevention play a critical role in the daily operations of our centers. Each center is provided with 24-hour third-party monitoring. Physical security provided to each center includes: digital safes, wired hold-up alarm buttons and secure locking systems. Additionally, most of our centers are equipped with 24-hour security cameras.

Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $2.0 million (0.29% of total revenues) in 2006, $1.6 million (0.25% of total revenues) in 2005 and $1.2 million (0.21% of total revenues) in 2004.

Human Resources

Our center operations are divided into zones, regions and divisions, which we believe allows for a more effective management process. A zone has approximately 500 to 675 centers and includes centers in more than one state. As of December 31, 2006, we had five zones, each with a zone director responsible for the operations, administration, staffing and general supervision of the centers in his or her zone. Regions include 30 to 145 centers organized into three to 11 divisions and are supervised by regional directors who report to a zone director. Divisions include seven to 23 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations. Regions and divisions generally do not cross state lines. As of December 31, 2006, our five zones included 29 regions and 223 divisions.

A typical center is staffed with a manager and an assistant manager. Managers are responsible for the daily operations of the center. As volume increases, additional personnel, called customer service representatives, are added. Our policy is to add a customer service representative once a center has approximately 350 advances outstanding at one time. Thereafter, one additional customer service representative is added for every 100 to 150 additional outstanding advances at a particular center.

Employees

As of January 31, 2007, we had approximately 7,000 employees, including approximately 6,500 center employees, 228 divisional directors, 29 regional directors, five zone directors and approximately 250 corporate employees and support personnel.

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

Other

Advance America, Cash Advance Centers, Inc. is a Delaware corporation that was incorporated on August 11, 1997. Our principal executive offices are located at 135 North Church Street, Spartanburg, South Carolina 29306. Our telephone number at that location is (864) 342-5600. We maintain an internet website at www.advanceamericacash.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Information on our website is not incorporated by reference into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding us at www.sec.gov. In addition, any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Government Regulation

Payday cash advances are subject to extensive state and federal regulation. The regulation of payday cash advance companies is intended primarily for the protection of consumers rather than investors in our common stock and our creditors and is constantly changing as new regulations are introduced at the federal, state and local level and existing regulations are repealed, amended and modified. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, results of operations or financial condition. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

State Regulation

Our business is regulated under a variety of enabling state statutes, including payday cash advance, deferred presentment, check-cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer credit. As of December 31, 2006, we operated in 35 of these 39 states. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may find it becomes economically attractive to open centers in any of these four states or the District of Columbia if any of these variables change. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states. As of December 31, 2006, we operated in one of these 11 states.

The scope of state regulation, including the terms on which advances may be made, varies from state to state. Most states that directly regulate advances establish allowable fees and/or interest and other charges to consumers for advances. In addition, many states regulate the maximum amount, maturity and renewal or extension of advances. The terms of our advances vary from state to state in order to comply with the laws and regulations of the states in which we operate.

The states with specific advance laws typically limit the principal amount of an advance and set maximum fees and interest rates that customers may be charged. Some states also limit a customer’s ability to renew an advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict advertising content.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts advance services. Many bills have also been introduced in state legislatures. In 2006, bills that severely restrict or effectively prohibit advance services were introduced in 18 states. In addition, two states have sunset provisions in their advance laws that require renewal of the laws by the state legislatures at periodic intervals. Rules currently under consideration in New Mexico may effectively prohibit, or at least significantly restrict, our operations there. Oregon has enacted legislation that is currently slated to become effective in July 2007 that will provide for significant additional restrictions on the offering of advances. Similar laws prohibiting advance services or making them unprofitable could be passed in any other state at any time or existing payday cash advance laws could expire or be amended.

Statutes authorizing advance services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry.

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

State attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. In December 2005, after the conclusion of a contested case, the Commissioner of Banks for North Carolina ordered our North Carolina subsidiary to immediately cease all business operations. As a result, we closed all of our centers in North Carolina. In addition, the newly introduced Advance America Choice-Line of Credit is being challenged by the Office of the Pennsylvania Secretary of Banking in a lawsuit filed in the Commonwealth Court of Pennsylvania. See “Item 3. Legal Proceedings.” It is possible that other actions taken against the industry in the future by other state attorneys general and banking regulators could require us to suspend or cease operations in such jurisdictions and have a negative effect on our financial condition.

State-specific legislative or regulatory action can reduce our revenues and/or margins in a state, cause us to temporarily operate at a loss in a state, or even cause us to cease or suspend our operations in a state. From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state.

Federal Regulation

Our advance services are subject to a variety of federal laws and regulations, such as the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Gramm-Leach-Bliley Act (“GLBA”) and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate (“APR”).

Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission (“FTC”) enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Recent attention has focused on the use of short-term lending and payday cash advances by military personnel. In October 2006, a federal law passed that places, among other restrictions, a limit on the effective annual percentage rate of 36% on extensions of credit, including payday cash advances, to active members of the military and their dependents. In October 2006, we voluntarily ceased qualifying customers for advances based on income from military service.

The lending banks for which we acted as marketing, processing and servicing agent were subject to extensive federal and state banking regulations. As state-chartered banks, the lending banks were subject to supervision by the FDIC as well as regular examination by other state and federal regulatory authorities.

In July 2003 and March 2005, the FDIC issued guidance governing permissible agency arrangements between state-chartered banks and marketing, processing and servicing agents for the banks’ payday cash advances, such as us. In July 2005, the lending banks implemented new procedures and limits in response to the FDIC guidance and began offering installment loans as an alternative credit product. In February 2006, the FDIC instructed certain lending banks, including the lending banks for which we acted as a marketing, processing and servicing agent, to discontinue offering payday cash advances and alternative credit products if they could not adequately address the FDIC’s continuing concerns regarding those products. In response to this communication from the FDIC, the lending bank in Pennsylvania discontinued offering payday cash advances and installment loans in March 2006, and the lending bank in Arkansas discontinued offering installment loans in April 2006 and payday cash advances in June 2006. In June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation.

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

Our business is subject to numerous federal, state and local laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. If we expand our business to include international operations, we will become subject to foreign laws and regulations. State and local governments may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations. Changes in laws or regulations, or our failure to comply with such laws and regulations, may have a material adverse effect on our business, results of operations and financial condition.

Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check-cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of December 31, 2006, we operated in 35 of these 39 states. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states. As of December 31, 2006, we operated in one of these 11 states.

During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance and similar services. Many bills have also been introduced in state legislatures. In 2006, bills that severely restrict or effectively prohibit payday cash advances were introduced in 18 states. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by the state legislatures at periodic intervals. Rules currently under consideration in New Mexico may effectively prohibit, or at least significantly restrict, our operations there. Oregon has enacted legislation that is currently slated to become effective in July 2007 that will provide for significant additional restrictions on the industry. Any such legislation could have a material adverse impact on our results from operations. Laws prohibiting payday cash advance and similar services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition.

Statutes authorizing payday cash advance and similar services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. In December 2005, after the conclusion of a contested case, the Commissioner of Banks for North Carolina ordered our North Carolina subsidiary to immediately cease all business operations. See “Item 3. Legal Proceedings.” As a result, we closed all of our centers in North Carolina. The lost revenues from these closures had a negative impact on our results of operations and financial condition. In addition, the newly introduced Advance America Choice-Line of Credit is being challenged by the Office of the Pennsylvania Secretary of Banking in a lawsuit filed in the Commonwealth Court of Pennsylvania. See “Item 3. Legal Proceedings.” An adverse ruling in this case could significantly impair our business or force us to cease offering that new product in Pennsylvania.

Our industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with such regulations or changes in federal laws and regulations, or changes to such laws, could have a material adverse effect on our business, results of operations and financial condition.

Although states provide the primary regulatory framework under which we offer advances, certain federal laws also impact our business. See “Item 1. Business—Federal Regulation.” Because advances are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Recent attention has focused on the use of short-term lending and payday cash advances by military personnel. On September 29, 2006, the John Warner National Defense Authorization Act for Fiscal Year 2007 (the “Act”) conference report was filed and the Act was signed into law on October 17, 2006. The Act places, among other restrictions, a limit on the effective annual percentage rate of 36% on extensions of credit, including payday cash advances, to active members of the military and their dependents. Any federal legislative or regulatory action that restricts or prohibits payday cash advance and similar services could have a material adverse impact on our business, results of operations and financial condition. On October 15, 2006, we voluntarily ceased qualifying customers for advances based on income from military service.

Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission (“FTC”) enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

Our industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. For example, several cities in Oregon have recently adopted local ordinances that have the effect of limiting our business. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, providers of payday cash advances and similar services could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. The passage of a 2002 Indiana statute established a rate structure at which we could not operate on a profitable basis. However, we continued to provide payday cash advances in the state while experiencing operating losses until a new, less restrictive, law was passed in March 2004. Further regulatory changes in Indiana and recently adopted legislation in Illinois have also reduced our revenue and profitability in those states. Any similar actions or events could have a material adverse effect on our business, results of operations and financial condition.

Current and future litigation and regulatory proceedings against us could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See “Item 3. Legal Proceedings.” Adverse rulings in some of these lawsuits or regulatory proceedings could significantly impair our business or force us to cease doing business in one or more states.

We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Competition in our industry could cause us to lose market share or reduce our interest and fees, possibly resulting in a decline in our future revenues and earnings.

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

Our centers operated in 36 states during the year ended December 31, 2006, and our five largest states (measured by total revenues) accounted for approximately 47% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during 2006, California and Texas each accounted for more than 10% of our total revenues. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition.

Media reports and public perception of payday cash advances and similar loans as being predatory or abusive could adversely affect our business, results of operations and financial condition.

Consumer advocacy groups and certain media reports advocate for governmental and regulatory action to prohibit or severely restrict payday cash advances and similar loans. The consumer groups and media reports typically focus on the cost to a consumer for an advance and typically characterize these advances as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of advances or our other activities could also result in increased regulatory scrutiny and litigation, encourage restrictive local zoning rules, make it more difficult to obtain government approvals necessary to open new centers and cause payday cash advance industry trade groups, such as the CSFA, to promote polices that cause our business to be less profitable. These trends could materially adversely affect our business, results of operations and financial condition.

The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers’ personal checks that are returned due to non-sufficient funds (“NSF”) in the customers’ accounts or other reasons.

For the years ended December 31, 2006 and 2005, we deposited approximately 5.7% and 5.5%, respectively, of all the customer checks we received and approximately 78% and 79%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers’ bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the years ended December 31, 2006 and 2005 were approximately $110.4 million and $100.5 million, respectively. If the number of customer checks that we deposit increases or the percent of the customers’ returned checks that we charge-off increases, our provision for doubtful accounts will increase and our net income will decrease.

If our estimates of losses are not adequate, our provision for doubtful accounts would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

We maintain an allowance for doubtful accounts for estimated losses for advances we make directly to consumers and check-cashing, deferred-presentment and other credit services. To estimate the appropriate allowance for doubtful accounts, we consider the amount of outstanding advances owed to us, historical charge-offs, our current collection patterns and the current economic trends in the markets we serve.

As of December 31, 2006, our allowance for doubtful accounts was $57.4 million. This amount, however, is an estimate, and we have less experience upon which to base our estimates of losses from check-cashing, deferred-presentment, credit services, installment loans and lines of credit than with payday cash advances. If our actual losses are greater than our allowance for doubtful accounts, our provision for doubtful accounts would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

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

In June 2006, we began offering consumers in Pennsylvania a new financial service called the Advance America Choice-Line of Credit, operating under an existing state check cashing law in Arkansas, and offering advances under a deferred presentment service transactions act in Michigan. In October 2006, we began offering installment loans in Illinois and selling a prepaid debit card called the CashVantage Card in select states. We also intend to introduce additional services and products in the future. In order to offer new products, we will need to comply with additional regulatory and licensing requirements. Each of these changes, alternative methods of conducting business and new services and products are subject to risk and uncertainty and require significant investment in time and capital. Due to our lack of experience in offering some of these alternative services and products, we cannot assure you that we will be able to successfully implement any of these changes or successfully introduce any new services or products, or to do so in a timely manner. Furthermore, we cannot predict the demand for any of these new services or products, nor do we know if we will be able to offer these new services or products in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services or products, could have a material adverse effect on our business, results of operations and financial condition.

Our ability to manage our growth may deteriorate and our ability to execute our growth strategy may be adversely affected.

We have experienced substantial growth in recent years. Our growth strategy, which is based on opening centers in existing and new markets, such as foreign markets or states where we do not currently operate, is subject to significant risks. We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new centers or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened center place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

In addition, our ability to execute our growth strategy will depend on a number of other factors, some of which may be beyond our control, including:

•       the prevailing laws and regulatory environment of each jurisdiction in which we operate or seek to operate, which are subject to change at any time;

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

We cannot assure you that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. Additional growth or expansion may further strain our management, financial and other resources. Any international operations would increase the complexity of our organization, our administrative costs and the regulatory risks we face and therefore could destabilize our business, results of operations and financial condition. Our future results of operations will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

We may incur substantial additional debt, which could adversely affect our business, results of operations and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

We may incur substantial additional debt in the future. As of December 31, 2006, our total debt was approximately $111.1 million and our stockholders’ equity was approximately $299.9 million. The total availability under our current credit facility is $265.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for dividends, stock repurchases, working capital, capital expenditures and our growth strategy; and

•       place us at a disadvantage compared to our competitors that have proportionately less debt.

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

We depend on borrowings under our revolving credit facility to fund advances, capital expenditures to build new centers and other needs. If our current or potential credit banks decide not to lend money to companies in our industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition. Certain banks have notified us and other companies in the payday cash advance and check-cashing industries, that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our larger depository banks has requested that we close our bank accounts or put other restrictions on how we use their services, if any of our larger current or future depository banks were to take such action, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs.

We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay any future cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2006, we had approximately $156.3 million available for future borrowings under this facility. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

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

•       enter into certain sale and leaseback transactions; and

•       become subject to further restrictions on the creation of liens.

The breach of any covenant or obligation in our revolving credit facility will result in a default. If there is an event of default under our revolving credit facility, the lenders under the revolving credit facility could cause all amounts outstanding thereunder to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other existing or future debt instruments. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy. If we are unable to repay, refinance or restructure our indebtedness under our revolving credit facility, the lenders under that facility could proceed against the collateral securing that indebtedness. Our obligations under the revolving credit facility are guaranteed by each of our existing and future domestic subsidiaries. The borrowings under the revolving credit facility and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit facility are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our results of operations and stock price.

Our business is seasonal due to the impact of fluctuating demand for advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Typically, our provision for doubtful accounts and allowance for doubtful accounts are lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt, pay dividends on our common stock, repurchase our common stock and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

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

Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $2.0 million (0.29% of total revenues) in 2006, $1.6 million (0.25% of total revenues) in 2005 and $1.2 million (0.21% of total revenues) in 2004. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

The annual turnover as of December 31, 2006, among our center managers was approximately 53% and among our other center employees was approximately 106%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

We were formerly taxed as an S corporation under Subchapter S of the Internal Revenue Code and claims of taxing authorities related to our prior status as an S corporation could harm us.

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

Our executive officers and directors, together with certain family members and trusts for their benefit, control approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence any matter requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

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

See “Item 1. Business—Center Operations—Centers” for a listing of the number of centers we operated in the various states as of December 31, 2006.

We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $5.8 million at December 31, 2006. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.4 million and $5.2 million at December 31, 2005 and 2006, respectively.

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

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

We, our subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, in Florida. This putative class action was filed by Ms. Betts and Ms. Reuter in February 2001 in the Circuit Court of Palm Beach County and alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties.

Defendants’ motion for summary judgment was originally granted as to Ms. Betts’ claims but later reversed by a Florida appellate court. On appeal, the Florida Supreme Court issued an opinion in April 2006, holding that the deferred presentment transactions between Betts and us were governed by Florida’s usury laws and not governed by the Florida Money Transmitters’ Code as we asserted. The case has been remanded to the Circuit Court by the Fourth District Court of Appeals where discovery is now ongoing. Although this ruling by the Florida Supreme Court was adverse to us, it is too early in this proceeding to identify the amount of potential losses to us, if any, since the case is still in its early stages and several material issues have yet to be addressed by the courts.

Ms. Reuter’s claims were subject to an arbitration agreement contained in the contract; defendants’ motion to compel arbitration was granted by the state trial court, upheld by the state appeals court and affirmed by the Florida Supreme Court declining to accept certiorari. Thus, the order to compel arbitration is final as to Ms. Reuter. The arbitration and litigation will likely proceed in parallel.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed in August 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us, our subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations are nearly identical to those alleged in the first Betts and Reuter lawsuit. We filed motions to dismiss, to stay the proceedings pending determination of dispositive actions by the Florida Supreme Court in the original Betts and Reuter case and to compel arbitration. Proceedings in this case were stayed pending the disposition of the appeals in the original Betts and Reuter case. Now that those appeals have been resolved, the stay of proceedings has been lifted and we will proceed with defending this second lawsuit. Discovery is now ongoing.

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

In September 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that our Delaware subsidiary is providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The Pennsylvania Department of Banking has filed a Motion for Judgment on the Pleadings for Declaratory Relief and Permanent Injunction, seeking: (1) a declaration as a matter of law that our Delaware subsidiary is violating Pennsylvania lending laws and (2) a permanent injunction enjoining the Delaware subsidiary from issuing new lines of credit and from collecting on or enforcing currently outstanding lines of credit or other loan products in Pennsylvania. We filed a brief in opposition and a cross motion for judgment on the pleadings. Further briefing has been scheduled and oral argument for both parties’ motions is scheduled for April 2007.

Raymond King v. Advance America, Cash Advance Centers of Pennsylvania, Inc.

In April 2006, Raymond King, who was a customer of the lending bank in Pennsylvania, filed a declaratory judgment action in the Court of Common Pleas in Philadelphia County against our Pennsylvania subsidiary. The parties have mutually agreed to end this lawsuit because the plaintiff (and another party) filed another separate putative class action lawsuit in the United States District Court for the Eastern District of Pennsylvania. The parties notified the court of their mutual agreement and the Court of Commons Pleas discontinued this action in February 2007.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

In January 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which we marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against us alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the “true lender” on the advances that we marketed, processed and serviced for BankWest in Pennsylvania and that we were the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. We intend to file our response to the Complaint in March 2007.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

In August 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which we marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against us, William M. Webster IV, our Vice Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the advances that we marketed, processed and serviced for BankWest in Georgia and that we were the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. We and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff. In April 2006, the State Court of Cobb County entered a consent order, which was jointly submitted by the parties, whereby the parties agreed and consented to arbitration of all claims raised by plaintiffs in this action and to stay all proceedings pending the outcome of arbitration on plaintiffs’ claims. The plaintiffs filed a demand for arbitration seeking to arbitrate their claims in a class action or representative status. An arbitrator was appointed, initial briefs were filed, and oral arguments were held regarding the enforceability of the arbitration provision and the class action waiver contained in the bank’s consumer loan agreement. We intend to continue to deny plaintiffs’ claims and resist plaintiffs’ efforts to conduct class arbitration.

Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

Our Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. In March 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment which was granted in September 2005. In its holding, the court ruled that BankWest was the “true lender.” Plaintiffs have appealed this ruling to the United States District Court where it is now pending. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against us.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

In July 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for which we marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against us and Mr. Webster, alleging, among other things, that the relationship between our North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. In December 2005, the court issued an Order granting defendants’ motion for arbitration, staying the proceedings and denying class certification. The plaintiffs have appealed this Order to the North Carolina Court of Appeals. The plaintiffs in this case and two other North Carolina cases currently before the Court of Appeals filed a petition, which we have opposed, for discretionary review and consolidation of the cases. The Court of Appeals heard oral argument on the consolidated cases in January 2007. We are awaiting a ruling from the Court of Appeals.

North Carolina Commissioner of Banks Order

In August 2004, the North Carolina Attorney General’s Office, in conjunction with the Commissioner of Banks for North Carolina, issued a subpoena to us to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between our North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether our operations in North Carolina were in compliance with North Carolina law. In February 2005, the Commissioner of Banks initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that our North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ Order, our North Carolina subsidiary ceased all business operations on December 22, 2005. The full North Carolina State Banking Commission has since affirmed the Commissioner of Banks’ Order and we filed an appeal with the North Carolina Superior Court. The appeal was dismissed and we are currently appealing the dismissal to the North Carolina Court of Appeals.

New Mexico Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

In February 2006, we joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Attorney General’s Proposed Rules and Regulations Governing the Extension of Credit for Small Loans, which would have severely limited the payday loan industry in New Mexico. The parties mutually agreed to stay any further proceedings pending the adoption of new proposed regulations published by the Financial Institutions Division of the New Mexico Regulation and Licensing Department (“FID”) in June 2006. In August 2006, in a lawsuit filed by several other payday loan companies, the second judicial district court of New Mexico issued a preliminary injunction enjoining the enforcement of the FID proposed regulations. As a result of the Court’s order, we have not made any changes in our New Mexico operations and are monitoring the litigation to determine what, if any, changes may be required to our New Mexico operations in the future.

Department of Labor Investigations

The United States Department of Labor has periodically initiated investigations of our practices regarding the payment of overtime wages to certain employees. The Department of Labor recently concluded some of these investigations and we are cooperating with the ongoing investigations, any of which could result in the payment of back wages, civil monetary penalties and other enforcement action.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “AEA.” Our common stock was initially offered to the public on December 15, 2004 at a price of $15.00. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE as well as the quarterly cash dividend declared per share for 2005 and 2006:

	Sales Prices		Cash
	High	Low	Dividend
2005:
Quarter ended March 31, 2005	$23.94	$14.20	$0.09
Quarter ended June 30, 2005.	16.85	11.45	0.09
Quarter ended September 30, 2005	17.85	12.06	0.09
Quarter ended December 31, 2005	14.17	11.58	0.11
2006:
Quarter ended March 31, 2006	$15.02	$12.29	$0.11
Quarter ended June 30, 2006.	17.71	14.03	0.11
Quarter ended September 30, 2006	18.33	12.97	0.11
Quarter ended December 31, 2006	15.47	13.84	0.11

At February 21, 2007, there were approximately 143 holders of record of our common stock, and there were approximately 6,900 beneficial holders of the common stock held in nominee or street name.

We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, will be at the sole discretion of our Board of Directors and will depend on a number of factors, including: our subsidiaries’ payment of dividends to us; our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; any legal, tax, regulatory and any other factors our Board of Directors deems relevant. In addition, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, and the ratio of our consolidated senior funded debt to our consolidated EBITDA and our consolidated fixed charge coverage ratio (as defined in our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

On January 24, 2007, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on March 9, 2007, to stockholders of record on February 28, 2007.

PERFORMANCE GRAPH

The following graph compares the change in the cumulative value of $100 invested for the period beginning on December 16, 2004, the first day of trading following our IPO, and ending on December 29, 2006, in (1) our Common Stock, (2) the Standard & Poor’s 500 Index, (3) the NASDAQ Other Financial Index and (4) the NYSE Financial Sector Index. The values of each investment are based upon the share price appreciation and reinvestment of dividends, on a quarterly basis.

	Advance America, Cash Advance Centers, Inc. (AEA)	Standard & Poors 500 Index (S&P 500)	NASDAQ Other Financial Index (IXFN)	NYSE Financial Sector Index (NYK.ID)
12/16/04	$100.00	$100.00	$100.00	$100.00
12/31/04	$111.71	$100.72	$103.18	$102.30
3/31/05	$74.29	$98.12	$92.29	$96.83
6/30/05	$77.78	$99.01	$102.31	$98.67
9/30/05	$65.24	$102.13	$108.37	$102.36
12/30/05	$62.16	$103.75	$115.50	$109.17
3/31/06	$72.64	$107.62	$128.22	$115.96
6/30/06	$89.16	$105.57	$118.53	$114.24
9/29/06	$73.86	$111.02	$131.13	$121.69
12/29/06	$75.60	$117.88	$135.64	$130.40

The following table sets forth information about our stock repurchases for the three months ended December 31, 2006:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
October 1 to October 31	323,100	$14.56	323,100	$80,517,685
November 1 to November 30	—	—	—	$80,517,685
December 1 to December 31	5,482	$14.67	5,482	$80,437,292
Total	328,582	$14.56	328,582	$80,437,292

(1)          Based on trade date.

(2)          Includes 5,482 shares that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

(3)          On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about our equity compensation plans.

ITEM 6.                SELECTED FINANCIAL DATA.

The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2006, 2005 and 2004, and as of December 31, 2006 and 2005, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2003 and 2002, and as of December 31, 2004, 2003 and 2002 has been derived from our audited financial statements not included in this report. The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31,
Consolidated Financial Information	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data and other financial data)
Statement of Operations Data:
Revenues:
Fees and interest charged to customers	$298,432	$362,262	$430,859	$529,953	$659,876
Marketing, processing and servicing fees	113,894	127,272	139,329	100,113	12,418
Total revenues	412,326	489,534	570,188	630,066	672,294
Provision for doubtful accounts and agency bank losses	(54,842)	(64,681)	(89,236)	(115,060)	(120,855)
Net revenues	357,484	424,853	480,952	515,006	551,439
Center expenses:
Salaries and related payroll costs	117,036	131,369	160,047	171,092	185,938
Occupancy costs	43,620	51,798	67,305	80,540	87,276
Center depreciation expense	10,416	11,603	13,719	14,902	16,233
Advertising expense	23,921	23,857	26,082	24,137	20,375
Other center expenses	35,078	41,300	47,087	52,712	54,986
Total center expenses	230,071	259,927	314,240	343,383	364,808
Center gross profit	127,413	164,926	166,712	171,623	186,631
Corporate and other expenses (income):
General and administrative expenses	33,578	36,434	44,102	51,758	53,363
Corporate depreciation expense	2,796	3,433	3,942	4,483	3,661
Options purchase expense	21,462	3,547	—	—	—
Lending bank contract termination expense	—	6,525	—	—	—
Interest expense	14,973	15,983	17,165	4,331	7,129
Interest income	(318)	(86)	(161)	(351)	(538)
Loss on disposal of property and equipment	739	990	814	715	960
Loss on impairment of assets	—	—	1,288	2,918	—
Transaction related expense	—	—	2,466	—	—
Income before income taxes	54,183	98,100	97,096	107,769	122,056
Income tax expense(1)	638	1,925	14,041	43,776	48,858
Income before income of consolidated variable interest entity	53,545	96,175	83,055	63,993	73,198
Income of consolidated variable interest entity	—	—	—	(1,003)	(3,047)
Net income	$53,545	$96,175	$83,055	$62,990	$70,151

	Year Ended December 31,
Consolidated Financial Information (Continued)	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data
	and other financial data)
Per Share Data:
Net income per common share:
Basic	$0.78	$1.40	$1.20	$0.76	$0.87
Diluted	$0.71	$1.40	$1.20	$0.76	$0.87
Cash dividends paid per common share	$0.58	$1.48	$1.15	$0.38	$0.44
Weighted average number of shares outstanding:
Basic	69,042	68,667	69,126	83,124	80,889
Effect of dilutive options and unvested restricted stock	5,896	120	—	—	28
Diluted	74,938	68,787	69,126	83,124	80,917
Pro Forma Data (unaudited)(1):
Historical income before taxes			$97,096
Pro forma income tax expense(2)			39,247
Net income adjusted for pro forma income tax expense			$57,849
Pro forma net income per common share—basic			$0.84
Pro forma net income per common share—diluted			$0.84
Weighted average pro forma number of shares outstanding:
Basic			69,126
Effect of dilutive options			—
Diluted			69,126
Balance Sheet Data (at end of period):
Cash and cash equivalents.	$6,675	$10,484	$18,224	$27,259	$67,245
Advances and fees receivable, net	116,941	138,204	155,009	193,468	237,725
Goodwill	122,324	122,324	122,324	122,586	122,627
Total assets	316,455	348,043	397,539	436,388	525,092
Total debt	184,589	219,259	46,637	44,621	111,050
Total stockholders’ equity	95,007	91,039	296,290	303,025	299,897
Cash Flow Data:
Cash flows provided by operating activities	$113,818	$153,670	$163,910	$189,382	$186,125
Cash flows used in investing activities	(81,991)	(83,544)	(97,055)	(139,880)	(156,216)
Cash flows (used in) provided by financing activities	(43,204)	(66,317)	(59,115)	(40,467)	10,077

	Year Ended December 31,
Consolidated Financial Information (Continued)	2002	2003	2004	2005	2006
Other Financial and Statistical Data:
Number of centers open at end of period	1,741	2,039	2,408	2,604	2,853
Number of payday cash advances originated (thousands)	8,766	10,179	11,586	11,620	11,539
Aggregate principal amount of payday cash advances originated (thousands)	$2,743,847	$3,271,235	$3,804,096	$3,943,815	$4,082,865
Average amount of payday cash advance originated	$313	$321	$328	$339	$353
Average charge to customers for providing and processing a payday cash advance	$51	$52	$52	$55	$55
Average duration of a payday cash advance (days)	14.5	15.1	15.4	15.8	16.2
Average number of lines of credit outstanding during the period (thousands)	—	—	—	—	20
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	—	—	—	$8,963
Average principal amount on lines of credit outstanding during the period	—	—	—	—	$448
Number of installment loans originated (thousands)	—	—	—	68	29
Aggregate principal amount of installment loans originated (thousands)	—	—	—	$34,541	$13,905
Average amount of installment loan originated	—	—	—	$508	$486
Average charge to customers for providing and processing an installment loan(3)	—	—	—	$337	$357

(1)          Effective October 1, 2001, we filed an election to convert to S corporation status for federal and most state income tax purposes under Subchapter S of the Internal Revenue Code. Under Subchapter S, our stockholders pay federal and state income tax on our taxable income. In connection with our initial public offering on December 21, 2004 we revoked our Subchapter S election and once again became a C corporation taxed under Subchapter C of the Internal Revenue Code. We have provided unaudited proforma data as if we were a C corporation for the year ended December 31, 2004.

(2)          Pro forma income tax expense shown here has been determined as if we had been a C corporation rather than an S corporation in 2004. Proforma income tax expense for the year ended December 31, 2004 includes actual income tax expense of $3.8 million for subsidiaries that continued to be taxed as C corporations and $8.4 million due to our conversion to a C Corporation on December 21, 2004. The effective tax rates used are based on the statutory federal income tax rate plus applicable state income taxes (net of federal benefit) plus the non-deductibility of certain expenses (principally lobbying and meals and entertainment) less income from our special purpose entity not included in our tax returns.

(3)          This calculation for 2006 excludes the Illinois installment loan product which was rolled out in October 2006 because that product was not available long enough for an average charge in Illinois to be determined.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Item 1A. Risk Factors” and “—Forward-Looking Statements” for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of December 31, 2006, we operated 2,853 centers in 36 states.

Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). In certain states, we previously conducted business as a marketing, processing and servicing agent for FDIC supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. We currently operate all of our centers under the standard business model. During 2006, we began offering the Advance America Choice-Line of Credit to customers in Pennsylvania and installment loans to customers in Illinois.

We provide advances and charge fees and/or interest as specified by the laws of the states where we operate under the standard business model. In the states where we previously operated under the agency business model, the lending banks provided advances and installment loans and charged fees and/or interest as specified by the laws of the states in which they were located and consistent with the regulatory authority of the FDIC and federal banking law. The permitted size of an advance varies by state and ranges from $50 to $1,000. The permitted fees and/or interest on an advance also vary by state and range from 10% to 22% of the amount of a payday cash advance. Fees and interest for installment loans are larger relative to the size of the advance because of the longer term of this product. Fees and interest for the line of credit product consist of a monthly service fee for the line of credit plus interest on the average outstanding balance.

Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds (“NSF”) in the customer’s account or other reasons. In three states, we are also permitted to charge a late fee, the amount of which varies by state. In Texas, where we provide credit services as a Credit Services Organization (“CSO”), the third-party lender charges a late fee on its loan in accordance with state law. In two other states, a late fee was charged by the lending bank on the installment loan, the amount of which was determined by the lending bank. For the years ended December 31, 2006 and 2005, total NSF fees collected by us, the third-party lender in Texas and the lending banks were approximately $3.3 million and $2.8 million, respectively, and total late fees collected by us, the third-party lender in Texas and the lending banks were approximately $768,000 and $254,000, respectively.

The growth of the payday cash advance industry has been and continues to be significantly affected by increasing acceptance of payday cash advances by state legislatures. However, to the extent that states enact legislation that negatively impacts payday cash advances and similar services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of payday cash advances or limits on consumers’ use of the service, our business could be materially adversely affected. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”).

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

•       enters into an agreement governing the terms of the advance, including the customer’s agreement to repay the advance in full on or before a specified due date (usually the customer’s next payday), and our agreement to defer the presentment or deposit of the customer’s check until the due date of the advance;

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

Repayment and Collection Process

If a customer does not return to repay the amount due, the center manager has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check. If the center manager has decided to commence past-due collection efforts in place of depositing the customer’s personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer’s check for a cashier’s check, if funds are available. We may also permit a customer to enter into an extended payment plan if the customer is unable to meet his or her current repayment obligation.

If at the end of this past-due collection period, the center has been unable to collect the amount due, the customer’s check is then deposited. For the year ended December 31, 2006, approximately 5.7% of total customer checks were deposited. Additional collection efforts are not required if the customer’s deposited check clears. For the year ended December 31, 2006, approximately 22% of deposited customer checks cleared (i.e., were not returned NSF). If the customer’s check does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay  and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters centrally which are automatically triggered based on a set of pre-determined criteria.

Selected Operating Data

The following table presents key operating data for our business:

	Year Ended December 31,
	2004	2005	2006
Number of centers open at end of period	2,408	2,604	2,853
Number of customers served—all credit products (thousands)	1,412	1,534	1,494
Number of payday cash advances originated (thousands)	11,586	11,620	11,539
Aggregate principal amount of payday cash advances originated (thousands)	$3,804,096	$3,943,815	$4,082,865
Average amount of payday cash advance originated	$328	$339	$353
Average charge to customers for providing and processing a payday cash advance	$52	$55	$55
Average duration of a payday cash advance (days)	15.4	15.8	16.2
Average number of lines of credit outstanding during the period (thousands)	—	—	20
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	—	$8,963
Average principal amount on lines of credit outstanding during the period	—	—	$448
Number of installment loans originated (thousands)	—	68	29
Aggregate principal amount of installment loans originated (thousands)	—	$34,541	$13,905
Average amount of installment loan originated.	—	$508	$486
Average charge to customers for providing and processing an installment loan(1)	—	$337	$357

(1)          This calculation for 2006 excludes the Illinois installment loan product which was rolled out in October 2006 because that product was not available long enough for an average charge in Illinois to be determined.

Revenues and Expenses

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the years ended December 31, 2004, 2005 and 2006 consisted of (dollars in millions):

	2004		2005		2006
	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$430.9	75.6	$530.0	84.1	$659.9	98.2
Marketing, processing and servicing fees	139.3	24.4	100.1	15.9	12.4	1.8
Total revenues	$570.2	100.0	$630.1	100.0	$672.3	100.0

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

Former Agency Business Model

In March 2005, the FDIC issued revised guidance (the “Revised Guidance”) to FDIC supervised institutions that offered payday cash advances, including the lending banks for which we then acted as a marketing, processing and servicing agent. The Revised Guidance materially constrained payday lending under the agency business model and, despite the introduction of installment loans by the lending banks, significantly reduced our marketing, processing and servicing fees during 2005. In response to the Revised Guidance, in June and July 2005, we modified our MP&S Agreements in Arkansas, North Carolina and Pennsylvania and started operating in Texas and Michigan under existing state-based legislation. In response to an order from the North Carolina Commissioner of Banks, we closed all of our centers in North Carolina in December 2005.

In February 2006, the FDIC instructed the lending banks, including those for which we still acted as a marketing, processing and servicing agent in Pennsylvania and Arkansas, to discontinue offering payday cash advances and installment loans if they could not adequately address the FDIC’s continued concerns. In response, the lending banks in Pennsylvania and Arkansas stopped originating payday cash advances and installment loans and our marketing, processing and servicing fees completely eroded during the second and third quarters of 2006. During June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation under the standard business model. As a result, we now operate under the standard business model in all of our centers.

Conversion of Operations in Michigan and Texas.   Effective June 26, 2005, we terminated our MP&S Agreement with the lending bank for Michigan. Under the prior MP&S Agreement, the lending bank recorded advances and fees receivable on its balance sheet and was contractually obligated for a portion of the losses on uncollectible accounts. Therefore, our balance sheet included, as an accrual for excess bank losses, the amount by which estimated losses exceeded the lending bank’s contractual obligation. In connection with terminating this MP&S Agreement, we purchased payday cash advance accounts receivable for approximately $7.7 million. As a result, the lending bank no longer had any obligations for losses with respect to those accounts.

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

Under our former MP&S Agreement with the lending bank in Texas, the lending bank was contractually obligated for a portion of the losses on uncollectible accounts, which historically had been sufficient to cover all losses incurred. Under the CSO Agreement, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by us.

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

The following is a summary of financial information for our operations in Pennsylvania for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Net revenues	$39,421	$35,083	$24,531
Total center expenses	15,481	16,038	14,502
Center gross profit	$23,940	$19,045	$10,029

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

The following is a summary of financial information for our operations in Arkansas for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Net revenues	$6,638	$6,073	$4,427
Total center expenses	3,741	4,134	3,742
Center gross profit	$2,897	$1,939	$685

Closings

Closing of Operations in North Carolina.   In August 2004, the North Carolina Attorney General’s office, in conjunction with the Commissioner of Banks for North Carolina, commanded an investigation of the agency business model operations of our centers in North Carolina. In September 2005, the lending bank for North Carolina suspended its payday cash advance and installment loan originations. On December 22, 2005, the North Carolina Commissioner of Banks issued an order directing us to cease operation of our centers in the state. As a result, we ceased all of our business activities and closed our centers in North Carolina.

The following is a summary of financial information for our operations in North Carolina for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Net revenues	$26,450	$17,856	$(35)
Total center expenses	15,889	16,118	985
Center gross profit/(loss)	$10,561	$1,738	$(1,020)

New centers

We opened 469, 361 and 302 new centers in the years ended December 31, 2004, 2005 and 2006, respectively. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $40,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and a security system. In addition, the typical center that has been operating for at least 24 months under the standard business model requires average working capital of approximately $87,000 to fund the center’s advance portfolio.

For the 1,160 centers opened in 2003, 2004 and 2005, 1,083 centers remain open as of December 31, 2006. Of these, 909 have reached the point where, for at least one month, the center generated sufficient revenues to cover the center’s expenses exclusive of corporate overhead (the “Breakeven Point”). The amount of time that it takes for a center to reach this Breakeven Point is affected by a number of factors including, but not limited to, the time of the year the center opens, the seasonal nature of the business and the regulatory environment of the state in which the center is opened. It is not uncommon for a center that has reached the Breakeven Point to temporarily drop below that point and then again exceed the Breakeven Point. Given the relatively fixed nature of most center expenses, the main determinant of the Breakeven Point for a given center is the number of advances outstanding.

On average, the 909 centers reached the Breakeven Point between their ninth and fourteenth month of operations and had, on average, approximately 115 advances outstanding at that time. Cumulative operating losses to breakeven for these centers averaged approximately $63,000. We have experienced a general trend of an increase in the time it takes a center to reach the Breakeven Point and, consequently, an increase in the cumulative operating losses to breakeven.

The remaining 174 centers opened in 2003, 2004 and 2005 have yet to reach the Breakeven Point. These 174 centers are, on average, approximately 20 months old at December 31, 2006. At December 31, 2006, a seasonally high point in advances outstanding, these centers had, on average, approximately 87 advances outstanding. Cumulative operating losses to date for these centers averaged approximately $118,000.

Approximately 70% of the 302 centers we opened in 2006 were opened in the last half of the year. As a result, we do not have sufficient data to determine average Breakeven Points for those centers.

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

Closed centers

We suspended operations in Georgia during 2004 and in North Carolina during 2005. We closed 14 (including 3 in Georgia), 251 (including 86 in Georgia and 118 in North Carolina) and 53 centers in 2004, 2005 and 2006, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.1 million, $5.1 million and $1.3 million in 2004, 2005 and 2006, respectively.

Principles of consolidation

Our consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc., all of our wholly owned subsidiaries and, prior to its acquisition on December 21, 2004, our one consolidated special purpose entity related to our corporate headquarters. At December 31, 2005 and 2006, our consolidated financial statements also include the accounts of a variable interest entity (the third-party lender’s subsidiary related to our CSO operations in Texas) for which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

Seasonality

Our business is seasonal due to the impact of fluctuating demand for advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and agency bank losses, allowance for doubtful accounts and accrual for excess bank losses are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year.

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

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

Provision for Doubtful Accounts and Agency Bank Losses, Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses under the standard business model (and the amount we historically accrued for probable excess bank losses under the former agency business model).

The allowance for doubtful accounts is (and the accrual for excess bank losses was) primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised. For those states where we operate under the standard business model, we record this estimate of probable losses on receivables as a reduction of advances and receivables, net on our balance sheet.

For those states where we previously operated as a marketing, processing and servicing agent for a lending bank under the former agency business model, the estimate of probable losses was reduced by the lending bank’s contractual obligation for such losses to arrive at an estimate of excess loan losses. We recorded this as an accrual for excess bank losses, a current liability on our balance sheet.

We have charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts (or the accrual for excess bank losses) and credited any subsequent recoveries to the allowance for doubtful accounts (or the accrual for excess bank losses).

Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer’s bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus original fee. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally were charged off 60 days from the due date and unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check was returned by the customer’s bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

Our business experiences cyclicality in receivable balances from both the time of year and the day of the week. Fluctuations in receivable balances result in a corresponding impact on the allowance for doubtful accounts (and the accrual for excess bank losses).

Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The year 2005 began on a Saturday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances). The year 2006 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Sunday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of December 31, 2006, if average default rates were 5% higher or lower, the allowance for doubtful accounts would change by approximately $2.9 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2005 and 2006 financial statements include accruals of approximately $3.4 million and $3.5 million, respectively, for the self-insured portion of our health and dental insurance and approximately $4.1 million and $3.8 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender is a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). We have neither an equity interest nor voting rights in the lender and have no input into the management of the lender. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers. As a result, we have consolidated the lender as of December 31, 2005 and 2006. See “Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entity” for the impact of adopting FIN 46(R) on our results of operations and financial condition.

Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of December 31, 2006, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $10.3 million. The weighted average period over which this expense is expected to be recognized is approximately 5.7 years. See “Item 8. Financial Statements and Supplementary Data—Note 11. Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

The following tables set forth our results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2006:

	Year Ended December 31,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$529,953	102.9%	$659,876	119.7%	$129,923	24.5%
Marketing, processing and servicing fees	100,113	19.4%	12,418	2.2%	(87,695)	(87.6)%
Total revenues	630,066	122.3%	672,294	121.9%	42,228	6.7%
Provision for doubtful accounts and agency bank losses	(115,060)	(22.3)%	(120,855)	(21.9)%	5,795	5.0%
Net revenues	515,006	100.0%	551,439	100.0%	36,433	7.1%
Center Expenses:
Salaries and related payroll costs	171,092	33.2%	185,938	33.7%	14,846	8.7%
Occupancy costs	80,540	15.6%	87,276	15.8%	6,736	8.4%
Center depreciation expense	14,902	2.9%	16,233	3.0%	1,331	8.9%
Advertising expense	24,137	4.7%	20,375	3.7%	(3,762)	(15.6)%
Other center expenses	52,712	10.2%	54,986	10.0%	2,274	4.3%
Total center expenses	343,383	66.6%	364,808	66.2%	21,425	6.2%
Center gross profit	171,623	33.4%	186,631	33.8%	15,008	8.7%
Corporate and Other Expenses (Income):
General and administrative expenses	51,758	10.0%	53,363	9.7%	1,605	3.1%
Corporate depreciation expense	4,483	0.9%	3,661	0.6%	(822)	(18.3)%
Interest expense	4,331	0.9%	7,129	1.3%	2,798	64.6%
Interest income	(351)	—	(538)	(0.1)%	(187)	(53.3)%
Loss on disposal of property and equipment	715	0.1%	960	0.2%	245	34.3%
Loss on impairment of assets	2,918	0.6%	—	—	(2,918)	(100.0)%
Total corporate and other expenses	63,854	12.5%	64,575	11.7%	721	1.1%
Income before income taxes	107,769	20.9%	122,056	22.1%	14,287	13.3%
Income tax expense	43,776	8.5%	48,858	8.9%	5,082	11.6%
Income before income of consolidated variable interest entity	63,993	12.4%	73,198	13.2%	9,205	14.4%
Income of consolidated variable interest entity	(1,003)	(0.2)%	(3,047)	(0.5)%	2,044	203.8%
Net income	$62,990	12.2%	$70,151	12.7%	$7,161	11.4%

	Year Ended December 31,
	2005	2006
Center Information:
Number of centers open at beginning of period	2,408	2,604
Opened	358	302
Acquired	3	—
Closed (excluding Georgia)	(165)	(53)
Number of centers open at end of period	2,604	2,853
Weighted average number of centers open during the period	2,487	2,663
Number of customers served—all credit products (thousands)	1,534	1,494
Number of payday cash advances originated (thousands)	11,620	11,539
Aggregate principal amount of payday cash advances originated (thousands)	$3,943,815	$4,082,865
Average amount of payday cash advance originated	$339	$353
Average charge to customers for providing and processing a payday cash advance	$55	$55
Average duration of a payday cash advance (days)	15.8	16.2
Average number of lines of credit outstanding during the period (thousands)	—	20
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	$8,963
Average principal amount on lines of credit outstanding during the period	—	$448
Number of installment loans originated (thousands)	68	29
Aggregate principal amount of installment loans originated (thousands)	$34,541	$13,905
Average amount of installment loan originated	$508	$486
Average charge to customers for providing and processing an installment loan(1)	$337	$357

(1)          This calculation for 2006 excludes the Illinois installment loan product which was rolled out in October 2006 because that product was not avaliable long enough for an average charge in Illinois to be determined.

	Year Ended December 31,
	2005		2006		Variance
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$207.1	100.0%	$207.1	100.0%	$—	—
Center expenses:
Salaries and related payroll costs	68.8	33.2%	69.8	33.7%	1.0	1.5%
Occupancy costs	32.4	15.6%	32.8	15.8%	0.4	1.2%
Center depreciation expense	6.0	2.9%	6.1	3.0%	0.1	1.7%
Advertising expense	9.7	4.7%	7.7	3.7%	(2.0)	(20.6)%
Other center expenses	21.2	10.2%	20.6	10.0%	(0.6)	(2.8)%
Total center expenses	138.1	66.6%	137.0	66.2%	(1.1)	(0.8)%
Center gross profit	$69.0	33.4%	$70.1	33.8%	$1.1	1.6%

Revenue Analysis

Total revenues increased approximately $42.2 million in 2006. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,195 centers opened prior to January 1, 2005 and still open as of December 31, 2006 increased $35.5 million from $586.4 million in 2005 to $621.9 million in 2006. Total revenues for the 658 centers opened after January 1, 2005 and still open as of December 31, 2006 increased $39.7 million from $7.7 million in 2005 to $47.4 million in 2006. Total revenues for the remaining 304 centers that closed represented a decrease of approximately $33.0 million for 2006 compared to 2005. This decrease is primarily due to the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005.

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues in 2006 was partially offset by:

•       the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas beginning during the third quarter of 2005 and the lending banks’ suspension of originations in the first half of 2006. Total revenues in 2006 in Pennsylvania and Arkansas were approximately $14.7 million less than 2005;

•       the implementation of material changes in enabling legislation in Illinois and Indiana. Total revenues in 2006 in Illinois and Indiana were approximately $14.3 million less than 2005; and

•       the continued impact of Hurricanes Katrina and Rita in Louisiana and Mississippi. Total revenues in 2006 in Louisiana and Mississippi were approximately $2.1 million less than 2005.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses decreased to 18.0% in 2006 from 18.3% in 2005. During 2006 and 2005, we sold certain customer accounts receivable to a collection agency, which generated proceeds of approximately $4.7 million and $3.7 million, respectively, which were recorded as a reduction in the provision in both years.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs in 2006 was due primarily to the new centers opened in 2005 and 2006. We averaged approximately 2.14 and 2.18 full-time equivalent field employees, including district directors, per center during 2005 and 2006, respectively.

Occupancy costs, center depreciation expense and other center expenses.   The increases in occupancy costs, center depreciation expense and other center expenses in 2006 were due primarily to the new centers opened in 2005 and 2006.

Advertising expense.   Advertising expense decreased in 2006 compared to 2005 due primarily to a decision to conduct less advertising during the first three quarters of 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses in 2006 was due primarily to:

•       approximately $2.5 million of additional expense related to personnel, consulting and other costs associated with new product development;

•       an increase in stock-based compensation expense of approximately $1.2 million;

•       increases in costs in our human resources department of approximately $0.6 million related to additional department headcount and approximately $0.7 million for recruiting and employee relocation costs;

•       an increase of approximately $0.7 million related to additional headcount in our real estate and construction departments; partially offset by

•       a decrease in airplane operating expenses of approximately $1.6 million;

•       a decrease in legal fees of approximately $1.5 million; and

•       a decrease in accounting fees and other expenses of approximately $0.7 million related to SEC reporting and compliance.

Loss on impairment of assets.   The loss on impairment of assets in 2005 represents a write-down of approximately $1.5 million to market value of an aircraft we sold in October 2005, a write-down of approximately $0.4 million of the undepreciated costs of certain fixed assets in our centers identified for closure, as well as the write-down of approximately $1.0 million of the undepreciated costs of our 117 centers in North Carolina, which we closed at the end of 2005.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

The following tables set forth our results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2005:

	Year Ended December 31,
	2004		2005		Variance
		% Net		% Net
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$430,859	89.6%	$529,953	102.9%	$99,094	23.0%
Marketing, processing and servicing fees	139,329	29.0%	100,113	19.4%	(39,216)	(28.1)%
Total revenues	570,188	118.6%	630,066	122.3%	59,878	10.5%
Provision for doubtful accounts and agency bank losses	(89,236)	(18.6)%	(115,060)	(22.3)%	25,824	28.9%
Net revenues	480,952	100.0%	515,006	100.0%	34,054	7.1%
Center Expenses:
Salaries and related payroll costs	160,047	33.3%	171,092	33.2%	11,045	6.9%
Occupancy costs	67,305	14.0%	80,540	15.6%	13,235	19.7%
Center depreciation expense	13,719	2.9%	14,902	2.9%	1,183	8.6%
Advertising expense	26,082	5.4%	24,137	4.7%	(1,945)	(7.5)%
Other center expenses	47,087	9.8%	52,712	10.2%	5,625	11.9%
Total center expenses	314,240	65.4%	343,383	66.6%	29,143	9.3%
Center gross profit	166,712	34.6%	171,623	33.4%	4,911	2.9%
Corporate and Other Expenses (Income):
General and administrative expenses	44,102	9.2%	51,758	10.0%	7,656	17.4%
Corporate depreciation expense	3,942	0.8%	4,483	0.9%	541	13.7%
Interest expense	17,165	3.5%	4,331	0.9%	(12,834)	(74.8)%
Interest income	(161)	—	(351)	—	(190)	(118.0)%
Loss on disposal of property and equipment	814	0.2%	715	0.1%	(99)	(12.2)%
Loss on impairment of assets	1,288	0.2%	2,918	0.6%	1,630	126.6%
Transaction related expense	2,466	0.5%	—	—	(2,466)	(100.0)%
Total corporate and other expenses	69,616	14.4%	63,854	12.5%	(5,762)	(8.3)%
Income before income taxes	97,096	20.2%	107,769	20.9%	10,673	11.0%
Income tax expense	14,041	2.9%	43,776	8.5%	29,735	211.8%
Income before income of consolidated variable interest entity	83,055	17.3%	63,993	12.4%	(19,062)	(23.0)%
Income of consolidated variable interest entity	—	—	(1,003)	(0.2)%	(1,003)	(100.0)%
Net income	$83,055	17.3%	$62,990	12.2%	$(20,065)	(24.2)%

	Year Ended
	December 31,
	2004	2005
Center Information:
Number of centers open at beginning of period	2,039	2,408
Opened	469	358
Acquired	—	3
Closed (excluding Georgia)	(11)	(165)
Suspended (Georgia)	(89)	—
Number of centers open at end of period	2,408	2,604
Weighted average number of centers open during the period	2,194	2,487
Number of customers served—all credit products (thousands)	1,412	1,534
Number of payday cash advances originated (thousands)	11,586	11,620
Aggregate principal amount of payday cash advances originated (thousands)	$3,804,096	$3,943,815
Average amount of payday cash advance originated	$328	$339
Average charge to customers for providing and processing a payday cash advance	$52	$55
Average duration of a payday cash advance (days)	15.4	15.8
Number of installment loans originated (thousands)	—	68
Aggregate principal amount of installment loans originated (thousands)	—	$34,541
Average amount of installment loan originated	—	$508
Average charge to customers for providing and processing an installment loan	—	$337

	Year Ended December 31,
	2004		2005		Variance
		% Net		% Net
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$219.2	100.0%	$207.1	100.0%	$(12.1)	(5.5)%
Center expenses:
Salaries and related payroll costs	72.9	33.3%	68.8	33.2%	(4.1)	(5.6)%
Occupancy costs	30.7	14.0%	32.4	15.6%	1.7	5.5%
Center depreciation expense	6.3	2.9%	6.0	2.9%	(0.3)	(4.8)%
Advertising expense	11.9	5.4%	9.7	4.7%	(2.2)	(18.5)%
Other center expenses	21.5	9.8%	21.2	10.2%	(0.3)	(1.4)%
Total center expenses	143.3	65.4%	138.1	66.6%	(5.2)	(3.6)%
Center gross profit	$75.9	34.6%	$69.0	33.4%	$(6.9)	(9.1)%

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

In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues in 2005 was partially offset by:

•       the suspension and subsequent closure of operations in North Carolina during the fourth quarter of 2005. Total revenues in North Carolina were approximately $8.9 million less than 2004;

•       the implementation of the FDIC’s Revised Guidance in Pennsylvania and Arkansas, beginning during the third quarter of 2005. The installment loan as offered by the two lending banks generated approximately 50% of the revenue generated by a payday cash advance outstanding for the same period. During the fourth quarter of 2005, the ratio of installment loans to payday cash advances increased, impacting revenues even more significantly. Total revenues for the fourth quarter of 2005 in Pennsylvania and Arkansas were approximately $5.4 million less than the fourth quarter of 2004; and

•       the total revenues lost during the fourth quarter of 2005 in the centers negatively impacted by Hurricanes Katrina and Rita were approximately $3.0 million.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 18.3% in 2005 from 15.7% in 2004. The increase in the provision is due primarily to increased loss rates and was also impacted by the following:

•       a charge of approximately $4.2 million related to the contractual changes in Texas, Michigan, North Carolina and Arkansas;

•       an increase in bankruptcy filings primarily during the fourth quarter of 2005 as a result of the implementation of the amendments to the federal bankruptcy laws;

•       the conversion to the lending banks’ installment loan product resulting in higher than normal denial rates on the lending banks’ customers who had exceeded their 90-day limit of payday cash advances. This, coupled with the lower revenue generated by the lending banks’ installment loan product, resulted in an increase in losses as a percent of total revenues. During the fourth quarter of 2005, the losses as a percent of total revenues increased approximately 50% in Pennsylvania; and

•       the increase in the provision was partially offset by the sale of certain customer debt originated between September 2003 and September 2004. The proceeds from the sale of debt were approximately $3.7 million and were recorded as a reduction in the provision.

As a result of Hurricanes Katrina and Rita during the last half of 2005, we incurred property and equipment losses and the interruption of our business at certain centers. Accordingly, we recorded a receivable for insurance recoveries as of December 31, 2005 of $1.0 million, which is included as an other receivable in advances and receivables, net. Of this amount, approximately $0.8 million was recorded as a reduction of the provision for doubtful accounts and agency bank losses.

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

Loss on impairment of assets.   Loss on impairment of assets in 2004 represents the write-down of the undepreciated costs of our Georgia centers for which we suspended operations in May 2004 and subsequently permanently closed in the third quarter 2005. The loss on impairment of assets in 2005 represents a write-down of approximately $1.5 million to market value of an aircraft we sold in October 2005, a write-down of approximately $0.4 million of the undepreciated costs of certain fixed assets in our centers identified for closure, as well as the write-down of approximately $1.0 million of the undepreciated costs of our 117 centers in North Carolina, which we closed at the end of 2005.

Transaction related expense.   Transaction related expense in 2004 represents the cost associated with our initial public offering.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the years ended December 31, 2004, 2005 and 2006:

				2005 vs 2004		2006 vs 2005
				Variance		Variance
	2004	2005	2006	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$163,910	$189,382	$186,125	$25,472	15.5%	$(3,257)	(1.7)%
Investing activities	(97,055)	(139,880)	(156,216)	(42,825)	(44.1)%	(16,336)	(11.7)%
Financing activities	(59,115)	(40,467)	10,077	18,648	31.5%	50,544	124.9%
Net increase in cash and cash equivalents	7,740	9,035	39,986	1,295	16.7%	30,951	342.6%
Cash and cash equivalents, beginning of period	10,484	18,224	27,259	7,740	73.8%	9,035	49.6%
Cash and cash equivalents, end of period	$18,224	$27,259	$67,245	$9,035	49.6%	$39,986	146.7%

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

On May 4, 2005, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $50.0 million of our outstanding common stock. Additionally, on August 16, 2006, we announced that our Board of Directors had approved an extension of our stock repurchase program authorizing us to repurchase up to $100.0 million of our outstanding common stock on and after that date. Our Board of Directors determined that the continuation and increase of the stock repurchase program serves the best interest of us and our stockholders by returning capital to our stockholders.

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

During the years ended December 31, 2005 and 2006, we repurchased 1,963,033 and 2,820,782 shares, respectively, of our common stock at a cost of approximately $25.7 million and $40.1 million, respectively.

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

Cash Flows from Operating Activities

The decrease in net cash provided by operating activities in 2006 compared to 2005 was due primarily to a net decrease in changes in operating assets and liabilities of $24.8 million, partially offset by an increase in net income of $7.2 million and a net increase in non-cash adjustments of $14.3 million. The $24.8 million net decrease in changes in operating assets and liabilities is due primarily to a decrease in the change in fees receivable, net, of $9.1 million, a decrease in the change in income taxes payable of $5.5 million and a decrease in the change in other current assets of $11.5 million (due primarily to the timing of insurance and center rent payments as well as the refund in 2005 of funds deposited with the IRS relating to the period we were an S Corporation).

The increase in net cash provided by operating activities in 2005 compared to 2004 was due primarily to a $25.8 million increase in the provision for doubtful accounts and agency bank losses. The net increase from all other non-cash adjustments and changes in operating assets and liabilities was approximately $19.7 million, and was offset by a $20.1 million decrease in net income.

Cash Flows from Investing Activities

The increase in net cash used in investing activities in 2006 compared to 2005 was primarily due to a $16.8 million increase in the change in cash invested in advances receivable and a $6.6 million reduction in proceeds from the sale of property and equipment (related principally to the sale of one of our aircraft in 2005), partially offset by a $5.5 million decrease in restricted cash and a $1.2 million decrease in purchases of property and equipment.

The increase in net cash used in investing activities in 2005 compared to 2004 was primarily due to a $56.8 million increase in the change in cash invested in advances receivable, a $9.5 million decrease in purchases of property and equipment and a $6.8 million increase in proceeds from the sale of property and equipment, related principally to the sale of one of our aircraft in the fourth quarter 2005.

Cash Flows from Financing Activities

The increase in net cash from financing activities in 2006 compared to 2005 was primarily due to a $68.5 million increase in borrowings under our revolving credit facility and an $11.8 million increase in the change in book overdrafts. These changes are partially offset by a $14.4 million increase in repurchases of our common stock, an $11.5 million decrease in the change in the non-controlling interest of the variable interest entity and a $4.0 million increase in dividends paid to stockholders.

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

Capital Expenditures

For the years ended December 31, 2004, 2005 and 2006, we spent $28.4 million, $18.9 million and $17.7 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Prior Off-Balance Sheet Arrangements with the Lending Banks

We previously operated as an agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas pursuant to MP&S Agreements. Each lending bank was responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks’ approval process or in determining their approval procedures or criteria and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans have never been included in our balance sheet within our advances and fees receivable, net.

Under the MP&S Agreements, the lending banks were contractually obligated for all or a specified percentage of the losses on their advances and loans. Therefore, our MP&S fee increased by the lending banks’ contractual obligation for losses. If actual losses by a lending bank exceeded the percentage specified in its MP&S Agreement, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank’s fees and/or interest receivable on the advances and loans, less the lending bank’s contractually obligated portion of the losses.

Because of our economic exposure for excess bank losses related to the lending banks’ payday cash advances and installment loans, we accrued for excess bank losses to reflect our probable losses related to uncollected lending bank advances and loans. The accrual for excess bank losses was established on a basis similar to the allowance for doubtful accounts under the standard business model.

As a result of the FDIC Revised Guidance, and the conversion of our Texas and Michigan operations to our standard business model in July 2005, the discontinuation of our North Carolina operations in September 2005 and the conversion of our Pennsylvania and Arkansas operations to our standard business model in June 2006, the accrual for excess bank losses and gross profit derived from the agency business model has declined. The accrual for excess bank losses that was reported in our balance sheet was $1.4 million as of December 31, 2005. We had no accrual for excess bank losses as of December 31, 2006. Approximately 15.8% and 0.4% of our total center gross profit, in the years ended December 31, 2005 and 2006, respectively, was derived from the agency business model.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of December 31, 2006, including periodic interest payments, included the following (dollars in thousands):

		Payment due by period
			2008 and	2010 and	2012 and
Contractual Cash Obligations	Total	2007	2009	2011	thereafter
Long-term debt obligations:
Revolving credit facility	$104,835	$—	$104,835	$—	$—
Mortgage payable	8,365	797	1,593	1,593	4,382
Note payable	415	173	242	—	—
Operating lease obligations (1)	140,580	58,847	65,949	14,694	1,090
Purchase obligations	1,937	1,937	—	—	—
Total	$256,132	$61,754	$172,619	$16,287	$5,472

(1)          Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

Long-Term Debt Obligations

Revolving Credit Facility.   On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50.0 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit us to operate as a CSO in Texas. In August 2006, we amended our revolving credit facility to allow the repurchase of up to $100.0 million of our outstanding common stock on and after the date of this amendment. In January 2007, we further amended our credit facility to permit foreign subsidiaries.

As of December 31, 2006, we had $104.8 million outstanding on the revolving portion of our credit facility and approximately $3.9 million of letters of credit outstanding, leaving approximately $156.3 million available for future borrowings under our credit facility.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of December 31, 2006, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.5%.

The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three- or six-month terms. In the case of a base rate loan, we must notify the bank on the business day prior to the date of the required borrowing and in the case of a LIBOR-based loan we must notify the bank on the third business day prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

Our obligations under the revolving credit facility are guaranteed by each of our subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at December 31, 2006.

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

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $6.2 million and $5.8 million at December 31, 2005 and 2006, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.4 million and $5.2 million at December 31, 2005 and 2006, respectively.

Operating Lease Obligations

We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment.

The lessor under three center leases, the aircraft hanger space lease and other office and warehouse space leases are companies controlled by our Chairman. See “Item 8. Financial Statements and Supplementary Data—Note 13. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2006, our purchase obligations totaled approximately $1.9 million.

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

Impact of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of adopting FIN 48 and anticipate no material impact on our financial condition or results of operations as a result of its adoption.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) which expresses the view of the SEC staff (the “Staff”) regarding the process of quantifying financial statement misstatements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on its current year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The application of the guidance in SAB 108 in fiscal year 2006 did not have a material impact on our financial condition or results of operations.

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

•       our ability to identify and enter new markets and to successfully manage our growth;

•       our ability to identify and successfully implement new product and service offerings;

•  the accuracy of our estimates of losses;

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

•       theft and employee errors; and

•       the other matters set forth under “Item 1A. Risk Factors” above.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Annual Report, including under “Item 1A. Risk Factors,” “Item 1. Business” and this Item 7.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2005 and 2006. Our variable interest expense is sensitive to changes in the general level of interest rates. The weighted average interest rate on our $37.9 million of variable interest debt as of December 31, 2005 was approximately 7.38%. The weighted average interest rate on our $104.8 million of variable interest debt as of December 31, 2006 was approximately 8.15%.

We had total interest expense of $17.2 million, $4.3 million and $7.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $2.4 million in 2004, $0.4 million in 2005 and $0.8 million in 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.:

We have completed integrated audits of Advance America, Cash Advance Centers, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material repects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Spartanburg, South Carolina
February 28, 2007

Advance America, Cash Advance Centers, Inc.
Consolidated Balance Sheets
December 31, 2005 and December 31, 2006
(in thousands, except per share data)

	2005	2006
Assets
Current assets
Cash and cash equivalents	$27,259	$67,245
Advances and fees receivable, net	193,468	237,725
Deferred income taxes	6,367	11,798
Other current assets	5,033	11,664
Total current assets	232,127	328,432
Restricted cash	10,034	5,446
Property and equipment, net	64,990	63,198
Goodwill	122,586	122,627
Other assets	6,651	5,389
Total assets	$436,388	$525,092
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,306	$21,164
Accrued liabilities	29,895	31,737
Income taxes payable	11,349	14,983
Accrual for excess bank losses	1,373	—
Current portion of long-term debt	503	537
Total current liabilities	52,426	68,421
Revolving credit facility	37,933	104,835
Long-term debt	6,185	5,678
Deferred income taxes	15,706	13,564
Other liabilities	44	157
Total liabilities	112,294	192,655
Non-controlling interest in variable interest entity	21,069	32,540
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 82,219 and 79,534 outstanding as of December 31, 2005 and 2006, respectively	968	968
Paid in capital	282,840	285,382
Retained earnings	83,842	118,258
Common stock in treasury (14,602 and 17,287 shares at cost at December 31, 2005 and 2006, respectively)	(64,625)	(104,711)
Total stockholders’ equity	303,025	299,897
Total liabilities and stockholders’ equity	$436,388	$525,092

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Consolidated Statements of Income
Years Ended December 31, 2004, 2005 and 2006
(in thousands, except per share data)

	2004	2005	2006
Revenues:
Fees and interest charged to customers	$430,859	$529,953	$659,876
Marketing, processing and servicing fees	139,329	100,113	12,418
Total revenues	570,188	630,066	672,294
Provision for doubtful accounts and agency bank losses	(89,236)	(115,060)	(120,855)
Net revenues	480,952	515,006	551,439
Center Expenses:
Salaries and related payroll costs	160,047	171,092	185,938
Occupancy costs	67,305	80,540	87,276
Center depreciation expense	13,719	14,902	16,233
Advertising expense	26,082	24,137	20,375
Other center expenses	47,087	52,712	54,986
Total center expenses	314,240	343,383	364,808
Center gross profit	166,712	171,623	186,631
Corporate and Other Expenses (Income):
General and administrative expenses	42,081	51,151	52,816
General and administrative expenses with related parties	2,021	607	547
Corporate depreciation expense	3,942	4,483	3,661
Interest expense	7,303	4,331	7,129
Interest expense with related parties	9,862	—	—
Interest income	(161)	(351)	(538)
Loss on disposal of property and equipment	814	715	960
Loss on impairment of assets	1,288	2,918	—
Transaction related expense	2,466	—	—
Income before income taxes	97,096	107,769	122,056
Income tax expense	14,041	43,776	48,858
Income before income of consolidated variable interest entity	83,055	63,993	73,198
Income of consolidated variable interest entity	—	(1,003)	(3,047)
Net income	$83,055	$62,990	$70,151
Net income per common share:
Basic	$1.20	$0.76	$0.87
Diluted	$1.20	$0.76	$0.87
Dividends declared per common share	$1.15	$0.38	$0.44
Weighted average number of shares outstanding:
Basic	69,126	83,124	80,889
Diluted	69,126	83,124	80,917
Pro Forma Data (unaudited):
Historical income before taxes	$97,096
Pro forma income tax expense	39,247
Net income adjusted for pro forma income tax expense	$57,849
Pro forma net income per common share—basic and diluted	$0.84
Weighted average pro forma number of shares outstanding—basic and diluted	69,126

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2005 and 2006
(in thousands, except per share data)

	Common Stock				Common Stock
		Par	Paid-In	Retained	In Treasury
	Shares	Value	Capital	Earnings	Shares	Amount	Total
Balances, January 1, 2004	81,530	$815	$78,719	$49,228	(12,863)	$(37,723)	$91,039
Net income	—	—	—	83,055	—	—	83,055
Dividends paid ($1.15 per share)	—	—	—	(79,791)	—	—	(79,791)
Issuance of restricted stock	233	3	(3)	—	—	—	—
Amortization of restricted stock	—	—	49	—	—	—	49
Issuance of common stock	14,333	143	214,857	—	—	—	215,000
Common stock issuance costs	—	—	(20,099)	—	—	—	(20,099)
Issuance of common stock for purchase of aircraft	686	7	7,030	—	—	—	7,037
Issuance of common stock for acquisition of Church & Commerce	39	—	—	—	—	—	—
Balances, December 31, 2004	96,821	968	280,553	52,492	(12,863)	(37,723)	296,290
Net income	—	—	—	62,990	—	—	62,990
Dividends paid ($0.38 per share)	—	—	—	(31,575)	—	—	(31,575)
Dividends payable	—	—	—	(65)	—	—	(65)
Purchases of treasury stock	—	—	—	—	(1,963)	(25,685)	(25,685)
Issuance of restricted stock	—	—	—	—	305	—	—
Forfeitures of restricted stock	—	—	1,217	—	(81)	(1,217)	—
Amortization of restricted stock	—	—	1,053	—	—	—	1,053
Stock option expense	—	—	186	—	—	—	186
Common stock issuance costs	—	—	(169)	—	—	—	(169)
Balances, December 31, 2005	96,821	968	282,840	83,842	(14,602)	(64,625)	303,025
Net income	—	—	—	70,151	—	—	70,151
Dividends paid ($0.44 per share)	—	—	—	(35,573)	—	—	(35,573)
Dividends payable	—	—	—	(162)	—	—	(162)
Purchases of treasury stock	—	—	—	—	(2,821)	(40,087)	(40,087)
Issuance of restricted stock	—	—	—	—	143	—	—
Amortization of restricted stock	—	—	1,529	—	—	—	1,529
Forfeitures of restricted stock	—	—	20	—	(11)	(20)	—
Stock option expense	—	—	951	—	—	—	951
Issuance of common stock to director in lieu of cash	—	—	42	—	4	21	63
Balances, December 31, 2006	96,821	$968	$285,382	$118,258	(17,287)	$(104,711)	$299,897

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	2004	2005	2006
Cash flows from operating activities
Net income	$83,055	$62,990	$70,151
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	—	1,003	3,047
Depreciation	17,661	19,385	19,894
Non-cash interest expense	906	981	987
Provisions for doubtful accounts and agency bank losses	89,236	115,060	120,855
Agency bank charge-offs, net of recoveries	(22,471)	(17,445)	(2,803)
Deferred income taxes	8,843	194	(7,573)
Loss on disposal of property and equipment	814	715	960
Loss on impairment of assets	1,288	2,437	—
Amortization of restricted stock	49	1,053	1,529
Stock option expense	—	186	951
Common stock issued to director in lieu of cash	—	—	63
Changes in operating assets and liabilities
Fees receivable, net	(14,313)	(11,361)	(20,418)
Other current assets	(6,768)	4,881	(6,632)
Other assets	3,908	(13)	284
Accounts payable	5,507	(3,633)	995
Accrued liabilities	(5,939)	3,768	201
Income taxes payable	2,134	9,181	3,634
Net cash provided by operating activities	163,910	189,382	186,125
Cash flows from investing activities
Changes in advances receivable	(69,661)	(126,447)	(143,264)
Changes in restricted cash	1,031	(925)	4,588
Acquisition of business, net of cash acquired	—	(352)	(41)
Proceeds from sale of property and equipment	23	6,774	190
Purchases of property and equipment	(28,448)	(18,930)	(17,689)
Net cash used in investing activities	(97,055)	(139,880)	(156,216)

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	2004	2005	2006
Cash flows from financing activities
Proceeds from issuance of common stock	$215,000	$—	$—
Increase in non-controlling interest of variable interest entity	—	19,973	8,453
(Payments on) proceeds from revolving credit facility, net	(89,136)	(1,572)	66,902
Common stock issuance costs	(20,099)	(169)	—
Payments on mortgage payable	(307)	(334)	(357)
Proceeds from note payable	610	—	—
Payments on note payable	—	(110)	(116)
Payments of financing costs	(3,068)	(23)	(8)
Purchases of treasury stock	—	(25,685)	(40,087)
Payments of dividends	(79,791)	(31,575)	(35,573)
Changes in book overdrafts	1,465	(972)	10,863
Payments on debt with related parties	(83,789)	—	—
Net cash (used in) provided by financing activities	(59,115)	(40,467)	10,077
Net increase in cash and cash equivalents	7,740	9,035	39,986
Cash and cash equivalents, beginning of period	10,484	18,224	27,259
Cash and cash equivalents, end of period	$18,224	$27,259	$67,245
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$19,236	$3,179	$5,884
Income taxes	2,271	34,402	52,796
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,818	3,071	1,563
Issuance of note payable related to purchase of software	610	—	—
Issuance of common stock for purchase of aircraft	7,037	—	—
Deferred tax liability resulting from difference in book and tax basis of aircraft acquired	3,257	—	—
Restricted stock dividends payable	—	65	162
Issuance of restricted common stock	3,500	3,669	2,060
Net assets acquired through acquisition of business	—	168	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Description of Business

The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. (“AACACI”), its wholly owned subsidiaries (collectively, the “Company”) and, prior to its acquisition on December 21, 2004, the one consolidated special purpose entity related to its corporate headquarters. At December 31, 2005 and 2006, the Company’s consolidated financial statements also include the accounts of a variable interest entity for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

At December 31, 2006, the Company operated 2,853 centers throughout the United States under the brand names Advance America (“Advance America”) and National Cash Advance (“National Cash”). In each state, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states, the Company previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation (“FDIC”) supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company has acted as an agent are referred to as lending banks. The Company no longer operates under the agency business model.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2005 and 2006. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the FDIC.

Restricted Cash

Restricted cash includes cash in certain money market accounts and certificates of deposit. Restricted cash is restricted due to certain states’ liquidity requirements.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized under the standard business model on a constant-yield basis ratably over the term of each advance. Under the agency business model, the Company’s revenues consisted of the marketing, processing and servicing fees payable to the Company by the lending banks. Prior to July 2005, these fees

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

included the losses for which the lending banks were contractually obligated in each of the states where the Company operated under the agency business model. After July 2005, these fees included only the losses for which the lending bank operating in Pennsylvania was contractually obligated. The Company recognized revenue under the agency business model on a constant-yield basis ratably over the term of each advance and installment loan.

Advances and Fees Receivable, Net

The Company segregates its accounts receivable into advances receivable, fees and interest receivable, returned item receivables, loans and fees receivable of consolidated variable interest entity, lending bank receivables and other receivables. Advances receivable and fees and interest receivable include advances that have not been repaid. Returned item receivables include advances for which the customer’s personal check has been deposited and the check has been returned due to non-sufficient funds in the customers’ accounts, closed accounts or other reasons. Lending bank receivables included amounts due from the lending banks. Other receivables include other miscellaneous receivables. Advances and fees and interest receivable are carried at cost less unearned revenues and the allowance for doubtful accounts. The advances and loans made and funded by the lending banks under the former agency business model were never reflected on the Company’s balance sheet within the advances and fees receivable, net because these advances and loans were repayable solely to the lending banks and were assets of the lending banks.

Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

The allowance for doubtful accounts represents management’s estimated probable losses in advances and fees receivable under the standard business model. The accrual for excess bank losses represents the amount the Company historically accrued for probable excess bank losses for the Company’s share of losses on advances and loans the Company marketed, processed and serviced for the lending banks under the former agency business model.

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

Under the standard business model, the Company records this estimate of probable losses on receivables as a reduction of advances and receivables, net on the Company’s balance sheet. Under the former agency business model, the lending banks’ contractual obligation for a portion of the payday cash advance and installment loan losses reduced the Company’s estimate of probable losses to arrive at an estimate of excess loan losses. The Company recorded this amount as an accrual for excess bank losses, a current liability on the Company’s balance sheet.

The Company has charged the portion of advances, installment loans and fees deemed to be uncollectible against the allowance for doubtful accounts or the accrual for excess bank losses, as

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

appropriate, and credited any subsequent recoveries to the allowance for doubtful accounts or the accrual for excess bank losses, as appropriate.

Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer’s bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus original fee. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally were charged off 60 days from the due date. Under the agency business model, unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check is returned by the customer’s bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

Management believes that the allowance for doubtful accounts is adequate. Management’s ongoing evaluation of the adequacy of the allowance for doubtful accounts is based on its evaluation of the advances and installment loans outstanding, historical experience and such other factors that, in management’s judgment, deserve consideration in estimating probable losses.

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

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company records impairment losses in the period in which it identifies such impairment. The Company recorded in the fourth quarter 2004 an impairment of assets expense of approximately $1.3 million to write-off the undepreciated costs of the remaining 86 centers located in Georgia. The Company recorded in the third quarter 2005 an impairment of assets expense of approximately $0.4 million to write-off the undepreciated costs of underperforming centers identified for future closure and approximately $1.5 million in connection with the sale of one of its aircraft. The Company recorded in the fourth quarter 2005 an impairment of assets expense of approximately $1.0 million to write-off the undepreciated costs of the 117 centers located in North Carolina. See Note 12 for further discussion of the Company’s North Carolina operations. The Company had no impairment losses in 2006.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalizes internal use software if that software meets the following criteria:

•       The software is acquired, internally developed or modified solely to meet the Company’s internal needs, and

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

Cash Overdrafts

The Company has included in accounts payable book overdrafts of $3.8 million and $14.6 million at December 31, 2005 and 2006, respectively.

Operating Leases

The Company’s center leases typically have a lease term of three years and contain lessee renewal options and cancellation clauses in the event of regulatory changes. Because of the economic penalties associated with relocating its centers, combined with the loss of customers and additional capital requirements, the Company typically renews its leases for one or more options periods. Accordingly, the Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured.

Concentration of Risk

During the year ended December 31, 2006, the Company operated in 36 states in the United States. For the years ended December 31, 2004, 2005 and 2006, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 42%, 41% and 47%, respectively, of the Company’s total revenues.

Advertising Costs

Advertising costs are expensed when incurred.

Pre-opening Costs

New center pre-opening costs are expensed when incurred.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

Center Closing Costs

Center closing costs represent management’s estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expense related to closing a center. A liability for severance payments, which are paid in accordance with the Company’s severance policy, is recognized when management (i) decides to close a center and this plan is unlikely to change, (ii) determines that an employee cannot be relocated to another center and (iii) informs the employee of the termination and the benefits that will be paid. The severance payment is recognized at the time the termination is communicated to the employee or, if the employee is required to continue service in order to receive the benefit, ratably until the center closes. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the lease’s cease-use date. All other expenses are recorded when incurred.

Income Taxes

Effective October 1, 2001, AACACI filed an election to convert to Subchapter S status. Certain subsidiaries also converted to Subchapter S status as part of this election. The Company terminated these elections on December 21, 2004. For the year ended December 31, 2004, approximately 91% of total revenues were attributable to companies that had elected Subchapter S status.

Income taxes are accounted for under the asset and liability method for those subsidiaries that remained C corporations for 2004 and for the period December 21, 2004 through December 31, 2004 for the Company. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Derivative and Hedging Activities

The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for speculative or trading purposes. The Company had no derivative financial instruments outstanding as of December 31, 2005 and 2006.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. Unvested shares of restricted stock of 233,329 and 391,488 at December 31, 2004 and 2005, respectively, and options

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

to purchase 1,200,000 and 1,280,000 shares of common stock that were outstanding at December 31, 2005 and 2006, respectively, were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	69,126	83,124	80,889
Effect of dilutive unvested restricted stock	—	—	28
Weighted average number of common shares outstanding—diluted	69,126	83,124	80,917

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2004 Omnibus Stock Plan which was approved by the Company’s Board of Directors in 2004 and a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, both of which are between the Company and the Company’s President and Chief Executive Officer and were approved by the Company’s Board of Directors in 2005.

Under the Company’s stock-based compensation plans, the Company has granted shares of restricted stock (in 2004, 2005 and 2006) and options to purchase the Company’s common stock (in 2005 and 2006). For the year ended December 31, 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). As required by SFAS No. 123(R), the Company uses the fair value method of accounting for compensation cost for its restricted stock and stock options. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and is being recognized over each award’s respective service period. See Note 11 for the impact of these stock-based compensation plans on the Company’s results of operations and financial condition as well as other disclosures required by SFAS No. 123(R).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. Actual results could differ from these estimates. Significant estimates include the determination of the allowance for doubtful accounts, accounting for income taxes, self-insurance accruals for workers’ compensation and medical insurance and fair value of goodwill under required impairment analysis.

Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to differ materially from expectations include, but are not limited to: application of laws and regulations to the Company’s business, as more fully disclosed in Note 2; the Company’s ability to manage credit risk; continued access to

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

revolving credit facilities; and interest rate fluctuation on variable rate debt. The Company manages these risks through political and legal efforts, continual evaluation of advance loss experience and, occasionally, entering into interest rate hedging instruments, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, advances and fees receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Treasury Stock

The Company’s Board of Directors periodically authorizes the repurchase of common stock. The Company’s repurchases of shares of common stock are recorded as “Common stock in treasury” and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company uses an average cost method. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in-capital. Losses on sales of treasury stock are charged to additional paid in capital to the extent that previous net “gains” from sales or retirements are included therein, otherwise to retained earnings.

Business Segment

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”), established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance. For purposes of disclosure required by SFAS No. 131, the Company operates in one segment, retail financial services.

Insurance Recoveries

As a result of Hurricanes Katrina and Rita during the last half of 2005, the Company incurred property and equipment losses and the interruption of its business at certain centers. Accordingly, at December 31, 2005, the Company recorded an estimated $1.0 million receivable for insurance recoveries, which was included as an other receivable in advances and fees receivable, net. Of this amount, approximately $0.8 million was recorded in 2005 as a reduction of the provision for doubtful accounts and agency bank losses in the accompanying consolidated statements of income. During the year ended December 31, 2006, actual insurance recovery proceeds totaled approximately $1.3 million and an additional $0.2 million was recorded as a recovery in the allowance for doubtful accounts.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

1. Description of Business and Significant Accounting Policies (Continued)

financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of adopting FIN 48 and anticipates no material impact on its financial condition or results of operations as a result of its adoption.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) which expresses the view of the SEC staff (the “Staff”) regarding the process of quantifying financial statement misstatements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on its current year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The application of the guidance in SAB 108 in fiscal year 2006 did not have a material impact on the Company’s financial condition or results of operations.

Revisions to the Consolidated Statements of Cash Flows

The Company has revised the consolidated statements of cash flows for the years ended December 31, 2004 and 2005 to properly present the changes in fees receivable, net as an operating activity. The effect of the revision is to decrease 2004 and 2005 net cash provided by operating activities by $14.3 million and $11.4 million, respectively, and to decrease 2004 and 2005 net cash used in investing activities by the same amounts. The revision does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company’s consolidated statements of income or any related earnings per share amounts for any of the periods presented.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

2. Regulatory Requirements

The Company’s business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2006, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of December 31, 2006, the Company operated in 35 of these 39 states.

The Company does not conduct business in the remaining four of these 39 states or in the District of Columbia because the Company does not believe it is currently economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

2. Regulatory Requirements (Continued)

authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit the Company to do business in these states. As of December 31, 2006, the Company operated in one of these 11 states.

The Company’s centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting business in the state as a provider of payday cash advances or similar short-term consumer credit.

Although states provide the primary regulatory framework under which the Company offers advance services, certain federal laws also impact the business. The Company’s advance services are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Gramm-Leach-Bliley Act (“GLBA”) and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices.

The Company’s marketing efforts and the representations it makes about advance services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission (“FTC”) enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. These statutes generally prohibit unfair or deceptive conduct. The FTC has not initiated any formal actions against the Company.

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

During 2005, the Company was compensated under MP&S Agreements with the lending banks for Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Operations in Michigan and Texas were converted to state-based legislation during June and July 2005, respectively, and operations in Pennsylvania and Arkansas were converted to state-based legislation during June 2006. During 2006, the Company was compensated under MP&S Agreements relating to only Pennsylvania and Arkansas. As of December 31, 2006, the Company only operates pursuant to enabling state statutes under its standard business model.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

3. Marketing, Processing and Servicing Arrangements (Continued)

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

Prior to July 2005, under each MP&S Agreement, the Company’s fees included each lending bank’s contractual obligation for its portion of the losses on payday cash advances. If actual losses exceeded the lending bank’s contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances plus the lending bank’s fees and/or interest receivable on the advances, less the lending bank’s contractually obligated portion of the losses. Beginning in July 2005, the lending bank in North Carolina and Arkansas became responsible for all losses associated with its payday cash advances and installment loans, while the lending bank in Pennsylvania continued to be contractually obligated only for only a portion of its losses. The outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company were approximately $21.9 million at December 31, 2005. There were no such outstanding balances at December 31, 2006.

4. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	2005	2006
Advances receivable	$165,212	$195,011
Fees and interest receivable	25,945	35,300
Returned items receivable	35,244	43,793
Loans and fees receivable of consolidated variable interest entity	24,905	37,701
Lending bank receivable	2,342	—
Other	3,350	2,975
Allowance for doubtful accounts	(45,585)	(57,396)
Unearned revenues	(17,945)	(19,659)
Advances and fees receivable, net	$193,468	$237,725

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

5. Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts were as follows (in thousands):

	2004	2005	2006
Beginning balance	$23,021	$29,221	$45,585
Provision for doubtful accounts	67,169	99,460	119,425
Charge-offs	(73,839)	(105,411)	(137,714)
Recoveries	12,870	22,315	30,100
Ending balance	$29,221	$45,585	$57,396

Changes in the accrual for excess bank losses were as follows (in thousands):

	2004	2005	2006
Beginning balance	$3,623	$3,219	$1,373
Provision for agency bank losses	22,067	15,600	1,430
Charge-offs	(29,323)	(23,761)	(4,752)
Recoveries	6,852	6,315	1,949
Ending balance	$3,219	$1,373	$—

The provision for agency bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks’ contractual obligations.

The total changes in the allowance for doubtful accounts and the accrual for excess bank losses were as follows (in thousands):

	2004	2005	2006
Beginning balance	$26,644	$32,440	$46,958
Provision for doubtful accounts and agency bank losses	89,236	115,060	120,855
Charge-offs	(103,162)	(129,172)	(142,466)
Recoveries	19,722	28,630	32,049
Ending balance	$32,440	$46,958	$57,396

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	2005	2006
Land and land improvements	$1,479	$1,479
Leasehold improvements	39,145	46,235
Office furniture and equipment	67,206	75,962
Software	17,260	11,631
Building	5,293	5,293
Aircraft	2,790	2,790
Construction in progress	3,486	2,356
Property and equipment	136,659	145,746
Less accumulated depreciation	(71,669)	(82,548)
Property and equipment, net	$64,990	$63,198

7. Goodwill

Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually or if there is a significant change in the business environment. The results of the 2004, 2005 and 2006 tests indicated there was no impairment.

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2005	2006
Employee compensation	$8,819	$12,038
Workers’ compensation	4,120	3,754
Health and dental insurance	3,352	3,495
Lease smoothing	2,357	2,924
Advertising	271	2,001
Construction in progress	3,071	1,563
Center closing costs	2,235	618
Accounting and tax	1,362	661
Property, sales and franchise taxes	676	622
Legal	583	885
Other	3,049	3,176
Total	$29,895	$31,737

9. Revolving Credit Facility and Long-Term Debt

Revolving Credit Facility

On July 16, 2004, the Company amended and restated its prior credit facility. This facility, as subsequently amended (the “2004 Facility”) provides the Company with a $265 million revolving line of credit, including the ability to issue up to $20 million in letters of credit and to repurchase the Company’s

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

9. Revolving Credit Facility and Long-Term Debt (Continued)

outstanding common stock (see Note 14). The maturity date of the 2004 Facility is July 16, 2009. The Company has the option to (i) increase the 2004 Facility by an additional $10 million and (ii) extend the maturity date to July 16, 2010, in each case upon satisfaction of certain covenants and conditions. In connection with this amendment, the Company incurred $3.1 million in loan origination costs in 2004 that were capitalized in other assets and are being amortized over the remaining term of the 2004 Facility.

The 2004 Facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. The 2004 Facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1 million in the aggregate could cause all amounts outstanding under the 2004 Facility to become due and payable. The Company was in compliance with all covenants at December 31, 2005 and 2006.

Borrowings under the Facility consisted of Base Rate Loans or Eurodollar Loans, or a combination thereof. Base Rate Loans bore interest at the greater of the Federal Funds Rate plus 1/2  of 1% or the Prime Rate in effect on such day plus an amount that varied based upon the Company’s Consolidated Senior Leverage Ratio (the Margin). Eurodollar Loans bore interest at the 1-Month, 2-Month, 3-Month or 6-Month LIBOR rate plus the Margin.

The weighted average interest rate was 7.38% and 8.15% for the 2004 Facility at December 31, 2005 and 2006, respectively.

Total commitment fees paid were $0.5 million, $1.5 million, and $1.0 million for the years ended December 31, 2004, 2005, and 2006, respectively.

The carrying value of the revolving credit facility approximated its fair value at December 31, 2005 and 2006.

The Company had approximately $3.9 million in letters of credit outstanding at December 31, 2006.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	2005	2006
Mortgage payable	$6,188	$5,831
Note payable	500	384
Total long-term debt	6,688	6,215
Less current portion	(503)	(537)
Long-term debt	$6,185	$5,678

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

9. Revolving Credit Facility and Long-Term Debt (Continued)

The Company owns its headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company’s corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements and building) was $5.4 million and $5.2 million at December 31, 2005 and 2006, respectively.

The fair value of the long-term debt is estimated using a discounted cash flow analysis and was approximately $6.6 million and $6.0 million at December 31, 2005 and 2006, respectively.

Interest expense consists of the following (in thousands):

	2004	2005	2006
Interest expense:
National Cash Advance subordinated debt	$4,791	$—	$—
Stock repurchase subordinated debt	2,725	—	—
Notes payable to stockholders	2,346	—	—
Mortgage payable	498	488	438
Credit facility	6,113	2,731	4,484
Amortization of deferred financing costs	906	981	987
Capitalized interest on internally developed software	(259)	(91)	—
Interest expense of consolidated variable interest entity	—	—	1,036
Other	45	222	184
Total interest expense	$17,165	$4,331	$7,129

The National Cash Advance subordinated debt, which was unsecured and subordinate to the credit facility, was issued in connection with the Company’s acquisition of National Cash and was amended on September 30, 2002. The maturity date and interest rate for $30.7 million of this debt was extended from October 15, 2004 to October 15, 2007 and increased from 10% to 13% effective October 1, 2002, respectively. This debt was repaid on December 21, 2004. The remaining $11.5 million of the National Cash Advance subordinated debt was not amended, bore interest at a rate of 10% and was repaid upon its maturity on October 15, 2004.

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

The notes payable to stockholders, which were unsecured and subordinate to the credit facility and the National Cash Advance subordinated debt, were amended on September 30, 2002. The maturity date

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

9. Revolving Credit Facility and Long-Term Debt (Continued)

was extended from December 31, 2004 to October 15, 2007 and the interest rate was increased from 8.25% to 13% effective October 1, 2002, respectively. This debt was repaid on December 21, 2004.

Revolving credit facility and long-term debt maturities for the next five years and thereafter are (in thousands):

2007	$537
2008	542
2009	105,380
2010	477
2011	514
Thereafter	3,600
Total	$111,050

10. Income Taxes

Income tax expense consisted of the following (in thousands):

	2004	2005	2006
Current
Federal	$1,101	$36,359	$47,078
State	4,098	7,223	9,352
	5,199	43,582	56,430
Deferred	8,842	194	(7,572)
Total	$14,041	$43,776	$48,858

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate follows:

	2004	2005	2006
Statutory income tax rate	35.0%	35.0%	35.0%
S corporation income not subject to tax	(29.9)	—	—
Conversion to C corporation status	6.4	—	—
State income taxes, net	2.8	4.4	4.3
Other	0.2	1.2	0.7
Effective income tax rate	14.5%	40.6%	40.0%

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

10. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2005	2006
Deferred tax assets
Accrued expenses	$4,113	$4,764
Bad debts	2,491	7,684
Net operating loss carryforwards	356	260
State credit carryforwards	275	1,012
Depreciation	—	224
Other	46	646
Valuation allowance	—	(260)
Total deferred tax assets	7,281	14,330
Deferred tax liabilities
Goodwill	(10,743)	(13,609)
Depreciation	(3,731)	—
Prepaid expenses	(1,477)	(1,822)
Book versus tax basis difference for aircraft	(669)	(665)
Total deferred tax liabilities	(16,620)	(16,096)
Net deferred tax liability	$(9,339)	$(1,766)

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

Following the filing of the Company’s final S corporation tax returns, the Company recorded an additional $0.6 million of deferred tax liability that resulted in a $0.6 million increase in tax expense for the third quarter of 2006.

As of December 31, 2005 and 2006, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $0.8 million and $0.3 million, respectively, which will begin to expire in 2014. A valuation allowance of $0.3 million has been recorded because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2005 and 2006, the Company had credit carryforwards for federal and state income tax purposes totaling approximately $0.4 million and $1.0 million, respectively, which will begin to expire in 2010.

11. Stock-Based Compensation Plans

In 2004, the Company adopted SFAS No. 123(R). Accordingly, the Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

11. Stock-Based Compensation Plans (Continued)

financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options and other stock awards to certain directors, officers and other key employees of the Company. Additionally, during 2005, the Company granted to its President and Chief Executive Officer, stock options and shares of restricted stock under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively. Both of these agreements are outside the terms of the Company’s 2004 Omnibus Stock Plan.

Restricted stock grants under the Company’s stock-based compensation plans generally vest in equal annual installments over three, five or eight years from the date of grant. Stock option grants under the Company’s stock-based compensation plans are generally exercisable in equal annual installments over three, five or eight years from the date of grant and generally expire ten years after the date of grant.

The grant date fair value of all shares of restricted stock was based on the market value of the Company’s common stock on the dates of grant. These amounts are being expensed ratably over each award’s respective vesting period.

All stock options were granted with an exercise price equal to the market value of the Company’s common stock on the dates of grant. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

•       Expected term—The expected term represents the period during which the Company’s stock options are expected to be outstanding. The Company based its determination of the expected term by giving consideration to the contractual terms of the stock options awards, vesting schedules, expectations of future employee behavior and published academic research regarding exercise behavior.

•       Expected volatility—The expected volatility represents the amount by which the price of the underlying shares has fluctuated or is expected to fluctuate during the expected term. As of the stock option grant dates, the Company was still a relatively new public company with limited historical data regarding the volatility of the price of its publicly-traded shares and has no other publicly-traded financial instruments from which to derive implied volatility. As such, the Company based its estimated volatility on the historical stock price volatility of other public companies in its industry, which the Company believes is representative of its expected future volatility over the expected term of its options.

•       Expected dividends—The Company used its expected dividend yield as of each stock option grant date as its expected dividends over the expected term of the options.

•       Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

11. Stock-Based Compensation Plans (Continued)

To estimate each stock option’s weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the years ended December 31, 2005 and 2006 (there were no stock options granted during the year ended December 31, 2004):

	2005	2006
Expected term (years)	6.56	4.41
Expected volatility	50%	47%
Expected dividends (yield)	3.4%	3.6%
Risk-free rate	4.37%	4.63%

The weighted-average grant-date fair values of options granted during the years ended December 31, 2005 and 2006 were $4.90 per option and $4.85 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2006 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,280,000	168,750
Range of exercise prices	$12.11 - $14.70	$12.11 - $13.83
Weighted-average exercise price	$12.61	$12.62
Aggregate intrinsic value (in thousands)	$2,614	$343
Weighted-average remaining contractual term (years)	8.8	8.8

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

11. Stock-Based Compensation Plans (Continued)

A summary of the Company’s authorized and available shares, activity and the weighted average stock option exercise prices under its stock-based compensation plans follows:

					Weighted
					Average
					Stock
		Outstanding			Option
		Restricted	Stock	Available	Exercise
	Authorized	Stock	Options	For Grant	Price
Outstanding at December 31, 2003	—	—	—	—	—
Authorized	4,250,000	—	—	4,250,000	—
Granted	—	233,329	—	(233,329)	—
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at December 31, 2004	4,250,000	233,329	—	4,016,671	—
Authorized	950,000	—	—	950,000	—
Granted	—	304,823	1,200,000	(1,504,823)	$12.47
Exercised	—	—	—	—	—
Canceled	—	(81,109)	—	81,109	—
Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	12.47
Authorized	—	—	—	—	—
Granted	—	143,334	80,000	(223,334)	14.70
Exercised	—	—	—	—	—
Canceled	—	(11,333)	—	11,333	—
Outstanding at December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	$12.61

A summary of the Company’s restricted stock activity and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2003	—	—
Granted	233,329	$15.00
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2004	233,329	15.00
Granted	304,823	12.04
Vested	(65,555)	15.00
Forfeited	(81,109)	15.00
Nonvested at December 31, 2005	391,488	12.69
Granted	143,334	14.37
Vested	(102,689)	13.58
Forfeited	(11,333)	14.81
Nonvested at December 31, 2006	420,800	$12.99

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

11. Stock-Based Compensation Plans (Continued)

The total grant date fair value of restricted shares vested during the years ended December 31, 2005 and 2006 was approximately $1.0 million and $1.4 million, respectively, and the total market value of these shares on the dates vested was approximately $0.8 million and $1.5 million, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2004, 2005 and 2006 follows (in thousands):

	2004	2005	2006
Restricted stock	$49	$1,053	$1,529
Stock options	—	186	951
Total stock-based compensation expense	$49	$1,239	$2,480

As of December 31, 2006, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $10.3 million. The weighted average period over which this expense is expected to be recognized is approximately 5.7 years.

12. Commitments and Contingencies

Legal Proceedings

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

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

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

12. Commitments and Contingencies (Continued)

Ms.  Reuter’s claims were subject to an arbitration agreement contained in the contract; defendants’ motion to compel arbitration was granted by the state trial court, upheld by the state appeals court and affirmed by the Florida Supreme Court declining to accept certiorari. Thus, the order to compel arbitration is final as to Ms. Reuter. The arbitration and litigation will likely proceed in parallel.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

In September 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary is providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The Pennsylvania Department of Banking has filed a Motion for Judgment on the Pleadings for Declaratory Relief and Permanent Injunction, seeking: (1) a declaration as a matter of law that the Company’s Delaware subsidiary is violating Pennsylvania lending laws and (2) a permanent injunction enjoining the Delaware subsidiary from issuing new lines of credit and from collecting on or enforcing currently outstanding lines of credit or other loan products in Pennsylvania. The Company filed a brief in opposition and a cross motion for judgment on the pleadings. Further briefing has been scheduled and oral argument for both parties’ motions is scheduled for April 2007.

Raymond King v. Advance America, Cash Advance Centers of Pennsylvania, Inc.

In April 2006, Raymond King, who was a customer of the lending bank in Pennsylvania, filed a declaratory judgment action in the Court of Common Pleas in Philadelphia County against the Company’s Pennsylvania subsidiary. The parties have mutually agreed to end this lawsuit because the plaintiff (and another party) filed another separate putative class action lawsuit in the United States District Court for the Eastern District of Pennsylvania. The parties notified the court of their mutual agreement and the Court of Commons Pleas discontinued this action in February 2007.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

In January 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

12. Commitments and Contingencies (Continued)

Pennsylvania against the Company alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the “true lender” on the advances that the Company marketed, processed and serviced for BankWest in Pennsylvania and that the Company was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company intends to file its response to the Complaint in March 2007.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

In August 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Vice Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the advances that the Company marketed, processed and serviced for BankWest in Georgia and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff. In April 2006, the State Court of Cobb County entered a consent order, which was jointly submitted by the parties, whereby the parties agreed and consented to arbitration of all claims raised by plaintiffs in this action and to stay all proceedings pending the outcome of arbitration on plaintiffs’ claims. The plaintiffs filed a demand for arbitration seeking to arbitrate their claims in a class action or representative status. An arbitrator was appointed, initial briefs were filed, and oral arguments were held regarding the enforceability of the arbitration provision and the class action waiver contained in the bank’s consumer loan agreement. The Company intends to continue to deny plaintiffs’ claims and resist plaintiffs’ efforts to conduct class arbitration.

Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. In March 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In its holding, the court ruled that BankWest was the “true lender.” Plaintiffs have appealed this ruling to the United States District Court where it is now pending. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against the Company.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

12. Commitments and Contingencies (Continued)

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

In July 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. Webster, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. In December 2005, the court issued an Order granting defendants’ motion for arbitration, staying the proceedings and denying class certification. The plaintiffs have appealed this Order to the North Carolina Court of Appeals. The plaintiffs in this case and two other North Carolina cases currently before the Court of Appeals filed a petition, which the Company has opposed, for discretionary review and consolidation of the cases. The Court of Appeals heard oral argument on the consolidated cases in January 2007. The Company is awaiting a ruling from the Court of Appeals.

North Carolina Commissioner of Banks Order

In August 2004, the North Carolina Attorney General’s Office, in conjunction with the Commissioner of Banks for North Carolina, issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether the Company’s operations in North Carolina were in compliance with North Carolina law. In February 2005, the Commissioner of Banks initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ Order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The full North Carolina State Banking Commission has since affirmed the Commissioner of Banks’ Order and the Company filed an appeal with the North Carolina Superior Court. The appeal was dismissed and the Company is currently appealing the dismissal to the North Carolina Court of Appeals.

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

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

12. Commitments and Contingencies (Continued)

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

The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for the above legal proceedings. Accordingly, no accrual has been recorded for any of the above matters as of December 31, 2006.

Other Commitments and Contingencies

The Company is self-insured for certain elements of its employee benefits, including workers’ compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

12. Commitments and Contingencies (Continued)

Substantially all center locations and certain office equipment are leased from third party lessors under operating leases. Total rent expense in 2004, 2005 and 2006 was $48.8 million, $58.2 million and $61.0 million, respectively. As of December 31, 2006, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2007	$58,847
2008	42,013
2009	23,936
2010	9,889
2011	4,805
Thereafter	1,090
Operating lease obligations	$140,580

The Company enters into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2006, the Company’s purchase obligations totaled approximately $1.9 million.

13. Related Party Transactions

The Company’s corporate headquarters building was constructed and financed through a special purpose entity (“SPE”) in 2001, which was controlled and owned by the Company’s Chairman and certain of the Company’s stockholders. The SPE was determined to be a variable interest entity (“VIE”) and had been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company acquired the SPE on December 21, 2004 through the issuance of 38,730 shares of common stock and assumption of the mortgage payable.

Prior to December 21, 2004, the Company leased two jet aircraft from Wyoming Associates, Inc. (“Wyoming”), an enterprise owned by the Company’s Chairman. Wyoming was determined to be a VIE. The Company’s leasehold interest in aircraft owned by Wyoming was deemed to be a variable interest in aircraft owned by Wyoming; however, the Company was not deemed to be the primary beneficiary. The Company leased, on a month-to-month basis, certain aircraft of Wyoming but did not provide guarantees related to the aircraft; therefore, the Company was not exposed to the losses of Wyoming. The Company acquired these two jet aircraft on December 21, 2004 through the issuance of 686,217 shares of common stock, which the Board of Directors determined to be the fair value of the two aircraft.

Beginning in December 2003, the Company also leased a plane from a stockholder and former director. The Company terminated the lease as of September 1, 2004.

The Company has entered into operating leases for centers, aircraft hangar space and other office and warehouse space with companies controlled by or affiliated with the Company’s Chairman and members of his family.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

13. Related Party Transactions (Continued)

During 2005 and 2006, the Company periodically leased, on an hourly basis, airplanes owned by companies controlled by the Company’s Chairman and/or Vice Chairman or in which they had ownership interests.

Additionally, companies controlled by the Company’s Chairman and/or Vice Chairman or in which they had ownership interests, provided pilots, fuel and other operating services for the Company’s aircraft.

The Company’s Chairman has a brother who is a partner of a law firm that provided the Company certain routine legal services during 2005 and 2006.

Finally, under a time-share arrangement, the Company’s Chairman and Vice Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s Chairman and Vice Chairman. For the year ended December 31, 2006, the value of the Company’s use of the aircraft owned by the Company’s Chairman and Vice Chairman exceeded the value of the Company’s Chairman’s and Vice Chairman’s use of the Company’s aircraft by approximately $31,000. This liability is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2006.

Expenses related to all transactions with related parties consisted of the following (in thousands):

	2004	2005	2006
Aircraft	$2,021	$579	$390
Center leases	206	53	51
Office and warehouse space leases	32	59	93
Legal and other	—	2	64
Total	$2,259	$693	$598

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

On December 21, 2004, the Company completed the sale of 14.3 million shares of its common stock at an initial public offering price of $15 per share. The net proceeds of $194.9 million were used to repay borrowings under the Company’s revolving credit facility and debt with related parties.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

14. Capital Stock (Continued)

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company’s stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after this date. During the years ended December 31, 2005 and 2006, the Company repurchased, pursuant to its stock repurchase program, 1,963,033 and 2,820,782 shares of its common stock, respectively, at a cost of approximately $25.7 million and $40.1 million, respectively.

15. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is presented below ($ in thousands, except per share data):

	2006
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$143,092	$152,611	$178,521	$185,652	$659,876
Marketing, processing and servicing fees	9,077	3,310	31	—	12,418
Total revenues	152,169	155,921	178,552	185,652	672,294
Provision for doubtful accounts and agency bank losses	(11,876)	(27,435)	(40,514)	(41,030)	(120,855)
Net revenues.	140,293	128,486	138,038	144,622	551,439
Total center expenses	90,157	89,998	89,590	95,063	364,808
Center gross profit	50,136	38,488	48,448	49,559	186,631
Total corporate and other expenses	14,911	15,780	16,264	17,620	64,575
Income before income taxes	35,225	22,708	32,184	31,939	122,056
Income tax expense	14,313	8,924	13,322	12,299	48,858
Income before income of consolidated variable interest entity	20,912	13,784	18,862	19,640	73,198
Income of consolidated variable interest entity	(485)	(888)	(894)	(780)	(3,047)
Net income	$20,427	$12,896	$17,968	$18,860	$70,151
Net income per common share
—basic	$0.25	$0.16	$0.22	$0.24	$0.87
—diluted	$0.25	$0.16	$0.22	$0.24	$0.87

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

15. Quarterly Financial Information (unaudited) (Continued)

	2005
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$105,156	$114,693	$153,161	$156,943	$529,953
Marketing, processing and servicing fees	33,227	35,624	19,476	11,786	100,113
Total revenues	138,383	150,317	172,637	168,729	630,066
Provision for doubtful accounts and agency bank losses	(10,091)	(30,567)	(36,340)	(38,062)	(115,060)
Net revenues	128,292	119,750	136,297	130,667	515,006
Total center expenses	82,394	85,512	90,598	84,879	343,383
Center gross profit	45,898	34,238	45,699	45,788	171,623
Total corporate and other expenses	13,709	15,109	18,018	17,018	63,854
Income before income taxes	32,189	19,129	27,681	28,770	107,769
Income tax expense	12,451	8,384	11,352	11,589	43,776
Income before income of consolidated variable interest entity	19,738	10,745	16,329	17,181	63,993
Income of consolidated variable interest entity	—	—	(476)	(527)	(1,003)
Net income	$19,738	$10,745	$15,853	$16,654	$62,990
Net income per common share
—basic	$0.24	$0.13	$0.19	$0.20	$0.76
—diluted	$0.24	$0.13	$0.19	$0.20	$0.76

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

The Company has determined that the lender is a VIE under FIN 46(R) (a revised version of FIN 46). The Company has neither an equity interest nor voting rights in the lender and has no input into the management of the lender. However, the Company has determined that it is the primary beneficiary of the VIE because the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers for all loans that are processed under the CSO Agreement. As a result, the Company has consolidated the lender into the Company’s financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006

16. Transactions with Variable Interest Entity (Continued)

The impact of the consolidation of this VIE on the Company’s December 31, 2005 and 2006 consolidated balance sheets was to increase the following balance sheet accounts as follows (in thousands):

	2005	2006
Cash and cash equivalents	$3,332	$5,000
Advances and fees receivable, net	17,777	33,713
Accounts payable	—	5,815
Accrued liabilities	40	358
Non-controlling interest in variable interest entity	21,069	32,540

The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the years ended December 31, 2005 and 2006 was to increase the following income statement accounts as follows (in thousands):

	2005	2006
Net revenues	$1,375	$5,150
Other center expenses	372	1,067
Interest expense	—	1,036
Income of consolidated variable interest entity	1,003	3,047

17. Subsequent Events

On January 24, 2007, the Company’s Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on March 9, 2007 to stockholders of record on February 28, 2007.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure, Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

Additionally, as required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Registrant’s Chief Executive Officer filed a certificate with the NYSE on June 16, 2006 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards. The certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosure in this 2006 Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 hereto.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

Our executive officers, their ages at March 1, 2007, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Kenneth E. Compton	54	President and Chief Executive Officer
John I. Hill	53	Executive Vice President and Chief Financial Officer

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

John I. Hill has served as our Executive Vice President and Chief Financial Officer since January 2002. From July 1999 to December 2001, Mr. Hill was Executive Vice President and Chief Financial Officer of DHI, Inc., a consolidation of four companies providing staffing, security and contract services in sixteen states. Mr. Hill's other positions have included serving from April 1998 to April 1999 as Senior Vice President and Chief Financial Officer of Enterprise Computer Systems, a vertically integrated software and business-to-business e-commerce provider to the shelter industry, from May 1996 to April 1998 as Executive Vice President and Chief Financial Officer of Phoenix Wireless Group, a switching software and wireless local loop service provider in international markets and from December 1992 to May 1996 as Vice President and Chief Financial Officer of Dial Call Communications, Inc., a cellular provider. From 1979 through 1991, Mr. Hill worked with KPMG Peat Marwick.

Other Information

The information set forth under the captions “Election of our Board of Directors,” “Principal Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Meeting and Committees of the Board of Directors-Audit Committee” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

We have a Code of Business Conduct and Ethics that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics by going to the following website address: http://investors.advanceamerica.net and clicking “Code of Conduct.”  We will post on our website (http://www.advanceamerica.net) any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission (“SEC”) or the New York Stock Exchange. You can also obtain a printed copy of any of the materials referred to above without charge by contacting us at the following address and requesting a copy:

Advance America, Cash Advance Centers, Inc.
Attention:  Corporate Secretary
135 North Church Street
Spartanburg, South Carolina  29306
Telephone:  864-342-5600

ITEM 11.   EXECUTIVE COMPENSATION.

Information contained under the captions “Executive and Director Compensation,” “Compensation Committee Report” and “Corporate Governance-Meetings and Committees of the Board of Directors-Compensation Committee Interlocks and Insider Participation” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Principal Stockholders” and “Executive and Director Compensation—Equity Compensation Plans” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the captions “Certain Transactions” and “Corporate Governance—Independent Directors” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information contained under the caption “Appointment of Our Independent Auditors” in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The information required by this Item is included in “Item 8. Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

(a)(3) Exhibits:

The exhibits to this report are listed in the Exhibit Index included elsewhere herein.  Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2	(a)	2004 Omnibus Stock Plan.
10.2	(b)	Form of Restricted Stock Agreement.
10.2	(c)	Form of Nonqualified Stock Option Agreement.
10.3		Form of Registration Rights Agreement.
10.4		Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.5		Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.7		Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John T. Egeland, dated as of January 25, 2006.
10.8		Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director’s Fees.
10.9		Description of 2006 Cash Bonus Arrangement for Named Executive Officers.
10.10		Description of Compensation Arrangement for Non-executive Directors.
10.15		Description of 2007 Cash Bonus Arrangement for Named Executive Officers.

(b) Exhibits

Exhibit
Number	Description
3.1

Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.’s Registration Statement, on Form S-1, Registration No. 333-118227 (the “IPO Registration Statement”)).

3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on December 21, 2005).

4.1		Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the IPO Registration Statement).
10.1	(a)	Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1 to the IPO Registration Statement).
10.1	(b)

First Amendment, dated as of November 29, 2004, to the Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1(b) to Advance America, Cash Advance Centers, Inc.’s Annual Report on Form 10-K filed on March 16, 2006 (the “2005 10-K”)).

10.1	(c)	Second Amendment, dated as of December 31, 2004, to the Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1(c) to the 2005 10-K).
10.1	(d)	Third Amendment, dated as of May 11, 2005, to the Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1(d) to the 2005 10-K).
10.1	(e)	Fourth Amendment, dated as of June 23, 2005, to the Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1(e) to the 2005 10-K).
10.1	(f)

Fifth Amendment, dated as of August 16, 2006, to the Amended and Restated Credit Agreement, dated as of July 16, 2004 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on August 16, 2006).

10.1	(g)	Sixth Amendment, dated as of January 12, 2007, to the Amended and Restated Credit Agreement, dated as of July 16, 2004.
10.2	(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).
10.2	(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).
10.2	(c)

Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on November 3, 2005 (the “November 2005 8-K”)).

10.3		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the IPO Registration Statement).
10.4

Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the November 2005 8-K).

10.5

Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005 (incorporated herein by reference to Exhibit 10.2 to the November 2005 8-K).

10.6		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.11 to the IPO Registration Statement).

10.7

Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John T. Egeland, dated as of January 25, 2006 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on January 31, 2006).

10.8

Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director’s Fees (incorporated herein by reference to Exhibit 99.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on February 23, 2006).

10.9

Description of 2006 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on July 26, 2006 (the “July 2006 8-K”)).

10.10	Description of Compensation Arrangement for Non-executive Directors (incorporated herein by reference to Exhibit 10.3 to the July 2006 8-K).
10.11

Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of May 9, 2006 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on November 22, 2006 (the “November 2006 8-K”)).

10.12	Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of June 15, 2005 (incorporated herein by reference to Exhibit 10.3 to the November 2006 8-K).
10.13	Summary of Terms of Reciprocal Use Agreement by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC (incorporated herein by reference to Exhibit 10.1 to the November 2006 8-K).
10.14	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton (incorporated herein by reference to Exhibit 10.4 to the November 2006 8-K).
10.15

Description of 2007 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K filed on February 26, 2007).

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2007.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ KENNETH E. COMPTON
Kenneth E. Compton
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE D. JOHNSON, JR.	Chairman of the Board	March 1, 2007
George D. Johnson, Jr.	and Director
/s/ WILLIAM M. WEBSTER, IV	Vice Chairman of the Board	March 1, 2007
William M. Webster, IV	and Director
/s/ KENNETH E. COMPTON	President and Chief Executive	March 1, 2007
Kenneth E. Compton	Officer (Principal Executive
Officer) and Director
/s/ JOHN I. HILL	Executive Vice President	March 1, 2007
John I. Hill	and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
/s/ STEPHEN K. BENJAMIN	Director	March 1, 2007
Stephen K. Benjamin
/s/ ROBERT H. CHAPMAN, III	Director	March 1, 2007
Robert H. Chapman, III
/s/ THOMAS E. HANNAH	Director	March 1, 2007
Thomas E. Hannah
/s/ DONOVAN A. LANGFORD, III	Director	March 1, 2007
Donovan A. Langford, III
/s/ W. OLIN NISBET	Director	March 1, 2007
W. Olin Nisbet