Form 10-Q
period 2007-03-31
Advance America, Cash Advance Centers, Inc.
filed 2007-05-10
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large accelerated filer  ☒              Accelerated filer  ☐              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2007
Common Stock, par value $.01 per share	79,544,746 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months ended March 31, 2007

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

The factors listed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2006 and March 31, 2007
(in thousands, except per share data)

	December 31,	March 31,
	2006	2007
Assets
Current assets
Cash and cash equivalents	$67,245	$26,021
Advances and fees receivable, net	237,725	186,962
Deferred income taxes	11,798	9,415
Other current assets	11,664	13,722
Total current assets	328,432	236,120
Restricted cash	5,446	5,465
Property and equipment, net	63,198	61,013
Goodwill	122,627	122,627
Other assets	5,389	5,102
Total assets	$525,092	$430,327
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,164	$16,799
Accrued liabilities	31,737	21,376
Income taxes payable	14,983	229
Current portion of long-term debt	537	546
Total current liabilities	68,421	38,950
Revolving credit facility	104,835	27,948
Long-term debt	5,678	5,545
Deferred income taxes	13,564	14,235
Other liabilities	157	192
Total liabilities	192,655	86,870
Non-controlling interest in variable interest entity	32,540	30,571
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 79,534 and 79,543 outstanding as of December 31, 2006 and March 31, 2007, respectively	968	968
Paid in capital	285,382	285,677
Retained earnings	118,258	130,631
Common stock in treasury (17,287 and 17,278 shares at cost at December 31, 2006 and March 31, 2007, respectively)	(104,711)	(104,390)
Total stockholders’ equity	299,897	312,886
Total liabilities and stockholders’ equity	$525,092	$430,327

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months Ended March 31, 2006 and 2007
(in thousands, except per share data)

	2006	2007
Revenues:
Fees and interest charged to customers	$143,092	$168,083
Marketing, processing and servicing fees	9,077	—
Total revenues	152,169	168,083
Provision for doubtful accounts and agency bank losses	(11,876)	(15,815)
Net revenues	140,293	152,268
Center Expenses:
Salaries and related payroll costs	46,547	49,197
Occupancy costs	21,048	23,533
Center depreciation expense	3,953	4,269
Advertising expense	3,319	5,309
Other center expenses	15,290	14,158
Total center expenses	90,157	96,466
Center gross profit	50,136	55,802
Corporate and Other Expenses (Income):
General and administrative expenses	13,011	13,279
Corporate depreciation expense	961	818
Interest expense	907	2,313
Interest income	(176)	(76)
Loss on disposal of property and equipment	208	252
Loss on impairment of assets	—	314
Income before income taxes	35,225	38,902
Income tax expense	14,313	16,343
Income before income of consolidated variable interest entity	20,912	22,559
Income of consolidated variable interest entity	(485)	(243)
Net income	$20,427	$22,316
Net income per common share:
Basic	$0.25	$0.28
Diluted	$0.25	$0.28
Dividends declared per common share	$0.11	$0.125
Weighted average number of shares outstanding:
Basic	81,827	79,117
Diluted	81,827	79,167

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2007

(in thousands, except per share data)

	Common Stock				Common Stock
		Par	Paid-In	Retained	In Treasury
	Shares	Value	Capital	Earnings	Shares	Amount	Total
Balances, December 31, 2006	96,821	$968	$285,382	$118,258	(17,287)	$(104,711)	$299,897
Net income	—	—	—	22,316	—	—	22,316
Dividends paid ($0.125 per share)	—	—	—	(9,894)	—	—	(9,894)
Dividends payable	—	—	—	(49)	—	—	(49)
Purchases of treasury stock	—	—	—	—	(3)	(41)	(41)
Issuance of restricted stock	—	—	—	—	10	—	—
Vesting of restricted stock issued from treasury stock	—	—	(353)	—	—	353	—
Amortization of restricted stock	—	—	392	—	—	—	392
Stock option expense	—	—	243	—	—	—	243
Issuance of common stock to director in lieu of cash	—	—	13	—	2	9	22
Balances, March 31, 2007	96,821	$968	$285,677	$130,631	(17,278)	$(104,390)	$312,886

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2007

(in thousands)

	2006	2007
Cash flows from operating activities
Net income	$20,427	$22,316
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	485	243
Depreciation	4,914	5,087
Non-cash interest expense	246	247
Provisions for doubtful accounts and agency bank losses	11,876	15,815
Agency bank charge-offs, net of recoveries	(863)	—
Deferred income taxes	1,627	3,053
Loss on disposal of property and equipment	208	252
Loss on impairment of assets	—	314
Amortization of restricted stock	363	392
Stock option expense	219	243
Common stock issued to director in lieu of cash	—	22
Changes in operating assets and liabilities
Fees receivable, net	713	625
Other current assets	(7,135)	(2,058)
Other assets	63	45
Accounts payable	(1,365)	(1,399)
Accrued liabilities	(5,366)	(10,870)
Income taxes payable	(7,409)	(14,754)
Net cash provided by operating activities	19,003	19,573
Cash flows from investing activities
Changes in advances receivable	29,512	34,323
Changes in restricted cash	(325)	(19)
Acquisition of business, net of cash acquired	(41)	—
Proceeds from sale of property and equipment	26	33
Purchases of property and equipment	(1,892)	(3,005)
Net cash provided by investing activities	27,280	31,332
Cash flows from financing activities
Payments on revolving credit facility, net	(37,933)	(76,887)
Decrease in non-controlling interest of variable interest entity	—	(2,212)
Payments on mortgage payable	(87)	(93)
Payments on note payable	(57)	(30)
Payments of financing costs	—	(6)
Purchases of treasury stock	—	(41)
Payments of dividends	(9,000)	(9,894)
Changes in book overdrafts	4,302	(2,966)
Net cash used in financing activities	(42,775)	(92,129)
Net increase (decrease) in cash and cash equivalents	3,508	(41,224)
Cash and cash equivalents, beginning of period	27,259	67,245
Cash and cash equivalents, end of period	$30,767	$26,021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$837	$2,446
Income taxes	20,095	28,044
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,356	497
Restricted stock dividends payable	58	49
Issuance of restricted common stock	1,918	148

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2007.

Description of Business

Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states, the Company previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation (“FDIC”) supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company acted as an agent are referred to as the lending banks. The Company no longer operates under the agency business model.

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

Concentration of Risk

For the three months ended March 31, 2006 and 2007, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 46% of the Company’s total revenues in both periods.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. Unvested shares of restricted stock of 524,822 at March 31, 2006 and options to purchase 1,280,000 and 1,290,000 shares of common stock that were outstanding at March 31, 2006 and 2007, respectively, were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2007 (in thousands):

	2006	2007
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	81,827	79,117
Effect of dilutive unvested restricted stock	—	50
Weighted average number of common shares outstanding—diluted	81,827	79,167

Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The Company is subject to U.S. income taxes as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2002.

Revision to the Consolidated Statement of Cash Flows

The Company has revised the consolidated statement of cash flows for the three months ended March 31, 2006 to properly present the changes in fees receivable, net as an operating activity. The effect of the revision is to increase net cash provided by operating activities by $0.7 million and to decrease net cash provided by investing activities by the same amount. The revision does not affect the net change in cash and cash equivalents for the three months ended March 31, 2006 and has no effect on the Company’s consolidated statements of income or the related earnings per share amount for that period.

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

During the three months ended March 31, 2006, the Company was compensated under MP&S Agreements with the lending banks for Arkansas and Pennsylvania. Operations in Arkansas and Pennsylvania were converted to state-based legislation during June 2006. The Company now only operates pursuant to enabling state statutes under its standard business model.

Although the Company marketed, processed and serviced payday cash advances and installment loans made by the lending banks, each lending bank was responsible for evaluating each of its customers’ applications and determining whether to approve the payday cash advance or installment loan. The Company was not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks; accordingly, they were never included in the Company’s balance sheet. The aggregate amount of the outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company was approximately $14.5 million at March 31, 2006. There were no such outstanding balances at March 31, 2007.

3.   Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2006	March 31, 2007
Advances receivable	$195,011	$155,838
Fees and interest receivable	35,300	28,417
Returned items receivable	43,793	36,594
Loans and fees receivable of consolidated variable interest entity	37,701	27,157
Other	2,975	3,559
Allowance for doubtful accounts	(57,396)	(47,417)
Unearned revenues	(19,659)	(17,186)
Advances and fees receivable, net	$237,725	$186,962

4.   Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three months ended March 31, 2006 and 2007 were as follows (in thousands):

	2006	2007
Beginning balance	$45,585	$57,396
Provision for doubtful accounts	9,466	15,815
Charge-offs	(30,631)	(38,483)
Recoveries	11,138	12,689
Ending balance	$35,558	$47,417

Changes in the accrual for excess bank losses for the three months ended March 31, 2006 and 2007 were as follows (in thousands):

	2006	2007
Beginning balance	$1,373	$—
Provision for agency bank losses	2,410	—
Charge-offs	(2,164)	—
Recoveries	1,301	—
Ending balance	$2,920	$—

The provision for agency bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks’ contractual obligations.

The total changes in the allowance for doubtful accounts and the accrual for excess bank losses for the three months ended March 31, 2006 and 2007 were as follows (in thousands):

	2006	2007
Beginning balance	$46,958	$57,396
Provision for doubtful accounts and agency bank losses	11,876	15,815
Charge-offs	(32,795)	(38,483)
Recoveries	12,439	12,689
Ending balance	$38,478	$47,417

5.   Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2006	March 31, 2007
Employee compensation	$12,038	$7,029
Workers’ compensation	3,754	3,704
Health and dental insurance	3,495	2,668
Lease smoothing	2,924	2,775
Advertising	2,001	212
Construction in progress	1,563	497
Center closing costs	618	530
Accounting and tax	661	410
Property, sales and franchise taxes	622	563
Legal	885	929
Other	3,176	2,059
Total	$31,737	$21,376

6.   Income Taxes

Income tax expense for the three months ended March 31, 2006 and 2007 consisted of the following (in thousands):

	2006	2007
Current
Federal	$10,584	$11,115
State	2,102	2,175
	12,686	13,290
Deferred	1,627	3,053
Total	$14,313	$16,343

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2006 and 2007 follows:

	2006	2007
Statutory income tax rate	35.0%	35.0%
State income taxes, net	4.4	4.4
Other	1.2	2.6
Effective income tax rate	40.6%	42.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2006	March 31, 2007
Deferred tax assets
Accrued expenses	$4,764	$4,756
Bad debts	7,684	5,541
Net operating loss carryforwards	260	260
State credit carryforwards	1,012	1,012
Depreciation	224	126
Other	646	800
Valuation allowance	(260)	(260)
Total deferred tax assets	14,330	12,235
Deferred tax liabilities
Goodwill	(13,609)	(14,326)
Prepaid expenses	(1,822)	(2,064)
Book versus tax basis difference for aircraft	(665)	(665)
Total deferred tax liabilities	(16,096)	(17,055)
Net deferred tax liability	$(1,766)	$(4,820)

As of December 31, 2006 and March 31, 2007, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $0.3 million which will begin to expire in 2014. A valuation allowance of approximately $0.3 million has been recorded because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2006 and March 31 2007, the Company had credit carryforwards for federal and state income tax purposes totaling approximately $1.0 million, which will begin to expire in 2010.

Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

7.   Commitments and Contingencies

The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.

Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company’s prior subsidiary in Arkansas. The complaint alleges that the Company’s current subsidiary made usurious loans under the Arkansas Check Cashers Act beginning on May 15, 2001. The complaint seeks compensatory damages in amount equal to twice the interest paid on the loans, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys’ fees and costs. Ms. McGinnis’ claims are subject to an arbitration agreement and the Company intends to seek to compel arbitration of her claims.

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

The Circuit Court recently permitted Tiffany Kelly to join as a plaintiff and the Company is seeking to compel arbitration of her claims. Oral argument for class certification is currently scheduled for June 2007.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

In September 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary is providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The Pennsylvania Department of Banking has filed a Motion for Judgment on the Pleadings for Declaratory Relief and Permanent Injunction, seeking: (1) a declaration as a matter of law that the Company’s Delaware subsidiary is violating Pennsylvania lending laws and (2) a permanent injunction enjoining the Delaware subsidiary from issuing new lines of credit and from collecting on or enforcing currently outstanding lines of credit or other loan products in Pennsylvania. The Company filed a brief in opposition and a cross motion for judgment on the pleadings. Oral arguments for both parties were held in April 2007 and the Company is awaiting the Commonwealth Court’s ruling.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

In January 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the “true lender” on the advances that the Company marketed, processed and serviced for BankWest in Pennsylvania and that the Company was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company filed a Motion to Compel Arbitration in March 2007.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

In August 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Vice Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” on the advances that the Company marketed, processed and serviced for BankWest in Georgia and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff. In

April 2006, the State Court of Cobb County entered a consent order, which was jointly submitted by the parties, whereby the parties agreed and consented to arbitration of all claims raised by plaintiffs in this action and to stay all proceedings pending the outcome of arbitration on plaintiffs’ claims. The plaintiffs filed a demand for arbitration seeking to arbitrate their claims in a class action or representative status. In March 2007, the appointed arbitrator issued an interim order holding that payday loans are not subject to Georgia law, that federal preemption applies and that the mere existence of a contractual prohibition on class actions does not violate Georgia public policy. However, the arbitrator did not believe there was sufficient evidence to determine if the arbitration agreements were procedurally or substantively unconscionable and ordered additional discovery on that issue. Both parties have filed pleadings seeking reconsideration of the interim order. The Company intends to continue to deny plaintiffs’ claims and resist plaintiffs’ efforts to conduct class arbitration.

Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. In March 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In its holding, the court ruled that BankWest was the “true lender.” In April 2007, the United States District Court overturned the U.S. Bankruptcy Court’s grant of summary judgment to the Company. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock, if validated by the appellate court, could serve as a basis for future claims against the Company.

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

North Carolina Commissioner of Banks Order

In August 2004, the North Carolina Attorney General’s Office, in conjunction with the Commissioner of Banks for North Carolina, issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether the Company’s operations in North Carolina were in compliance with North Carolina law. In February 2005, the Commissioner of Banks initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ Order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The full North Carolina State Banking Commission has since affirmed the Commissioner of Banks’ Order and the Company filed an appeal with the North Carolina Superior Court. The appeal was dismissed and the Company has appealed the dismissal to the North Carolina Court of Appeals. The parties have submitted briefs to the North Carolina Court of Appeals and the Company is waiting for the court to respond to the Company’s request for oral argument.

New Mexico Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

In February 2006, the Company joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Attorney General’s Proposed Rules and Regulations Governing the Extension of Credit for Small Loans, which would have severely limited the payday loan industry in New Mexico. The parties mutually agreed to stay any further proceedings pending the adoption of new proposed regulations published by the Financial Institutions Division of the New Mexico Regulation and Licensing Department (“FID”) in June 2006. In August 2006, in a lawsuit filed by several other payday loan companies, the second judicial district court of New Mexico issued a preliminary injunction enjoining the enforcement of the FID proposed regulations. As a result of the Court’s order, the Company has not made any changes in its New Mexico operations. As a result of recently enacted legislation, the Company anticipates this lawsuit will be dismissed.

Other Matters

The Company is also involved in other litigation and administrative proceedings. This litigation includes contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protections laws.

The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for the above legal proceedings. Accordingly, no accrual has been recorded for any of the above matters as of March 31, 2007.

Department of Labor Investigations

During the first quarter of 2007, the Company resolved all investigations by the United States Department of Labor of the Company’s practices regarding the payment of overtime wages.

8.   Capital Stock and Stock-Based Compensation Plans

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company’s stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after this date. The Company did not repurchase any shares pursuant to its stock repurchase program during the three months ended March 31, 2006 or March 31, 2007. However, during the three months ended March 31, 2007, 2,826 shares of common stock were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

In 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, the Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options and other stock awards to certain directors, officers and other key employees of the Company. Additionally, during 2005, the Company granted stock options and shares of restricted stock to its President and Chief Executive Officer under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively. Both of these agreements are separate from the Company’s 2004 Omnibus Stock Plan.

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

To estimate each stock option’s weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the three months ended March 31, 2006 and 2007:

	2006	2007
Expected term (years)	4.41	4.41
Expected volatility	47%	46%
Expected dividends (yield)	3.6%	3.0%
Risk-free rate	4.63%	4.42%

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2006 and 2007 were $4.85 per option and $4.51 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2007 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,290,000	195,417
Range of exercise prices	$12.11 - $14.70	$12.11 - $14.70
Weighted-average exercise price	$12.61	$12.90
Aggregate intrinsic value (in thousands)	$3,583	$486
Weighted-average remaining contractual term (years)	8.6	8.6

A summary of the Company’s authorized and available shares, activity and the weighted average stock option exercise prices under its stock-based compensation plans follows:

					Weighted
					Average
					Stock
		Outstanding			Option
		Restricted	Stock	Available	Exercise
	Authorized	Stock	Option	For Grant	Price
Outstanding at December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	$12.61
Authorized	—	—	—	—	—
Granted	—	10,000	10,000	(20,000)	13.24
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
Outstanding at March 31, 2007	5,200,000	599,044	1,290,000	3,310,956	$12.61

A summary of the Company’s restricted stock activity and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	420,800	$12.99
Granted	10,000	14.76
Vested	(8,444)	14.65
Forfeited	—	—
Nonvested at March 31, 2007	422,356	$13.00

No restricted shares vested during the three months ended March 31, 2006. The total grant date fair value of restricted shares vested during the three months ended March 31, 2007 was approximately $0.1 million and the total market value of these shares on the dates vested was approximately $0.1 million.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2006 and 2007 follows (in thousands):

	2006	2007
Restricted stock	$363	$392
Stock options	219	243
Total stock-based compensation expense	$582	$635

As of March 31, 2007, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $9.9 million. The weighted average period over which this expense is expected to be recognized is approximately 5.5 years.

9.   Transactions with Variable Interest Entity

The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company is a party to a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

The Company has determined that the lender is a variable interest entity (“VIE”) under Financial Accounting Standards Board Financial Interpretation No. 46 (Revised) (“FIN 46(R)”). The Company has neither an equity interest nor voting rights in the lender and has no input into the management of the lender. However, the Company has determined that it is the primary beneficiary of the VIE because the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers for all loans that are processed under the CSO Agreement. As a result, the Company has consolidated the lender into the Company’s financial statements.

The impact of the consolidation of this VIE on the Company’s March 31, 2006 and 2007 consolidated balance sheets was to increase (decrease) the following balance sheet accounts as follows (in thousands):

	2006	2007
Cash and cash equivalents	$6,086	$2,653
Advances and fees receivable, net	15,509	27,063
Accounts payable	—	4,016
Accrued liabilities	70	(5,040)
Income taxes payable	—	169
Non-controlling interest in variable interest entity	21,525	30,571

The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the three months ended March 31, 2006 and 2007 was to increase the following income statement accounts as follows (in thousands):

	2006	2007
Net revenues	$696	$1,361
Other center expenses	211	226
Interest expense	—	723
Income tax expense	—	169
Income of consolidated variable interest entity	485	243

10.   Related Party Transactions

Included in center expenses for the three months ended March 31, 2006 and 2007 are expenses for center leases with related parties of approximately $18,000 and $10,000, respectively. Included in general and administrative expenses are expenses with related parties relating primarily to aircraft operating expenses and operating leases for office and warehouse space of approximately $163,000 for the three months ended March 31, 2006 and a net credit of approximately $1,000 for the three months ended March 31, 2007.

In addition, under a time-share arrangement, the Company’s Chairman and Vice Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s Chairman and Vice Chairman. Included in accrued liabilities at March 31, 2007 is a $28,000 liability related to this arrangement.

11.   Subsequent Events

On May 2, 2007, the Company announced that its Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on June 8, 2007 to shareholders of record on May 29, 2007.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and “Forward-Looking Statements” for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of March 31, 2007, we operated 2,871 centers in 37 states.

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

Although there are numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics are substantially similar under the standard and agency business models.

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

Funding:	We fund all advances from our operating cash and/or our revolving credit facility.	The lending banks funded all advances and installment loans. We typically did not repurchase or participate in the advances and installment loans.
Collection of Advances, Fees and Interest:	We deposit all payments and receive 100% of the revenue.

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

If at the end of this past-due collection period, the center has been unable to collect the amount due, the customer’s check is then deposited. For the year ended December 31, 2006, approximately 5.7% of total customer checks were deposited. Additional collection efforts are not required if the customer’s deposited check clears. For the year ended December 31, 2006, approximately 22% of deposited customer checks cleared (i.e., were not returned NSF). If the customer’s check does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically triggered based on a set of pre-determined criteria.

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended
	March 31,
	2006	2007
Number of centers open at end of period	2,640	2,871
Number of customers served—all credit products (thousands)	792	829
Number of payday cash advances originated (thousands)	2,565	2,704
Aggregate principal amount of payday cash advances originated (thousands)	$899,432	$968,076
Average amount of payday cash advance originated	$351	$358
Average charge to customers for providing and processing a payday cash advance	$56	$56
Average duration of a payday cash advance (days)	16.0	16.4
Average number of lines of credit outstanding during the period (thousands)	—	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	$10,202
Average principal amount on lines of credit outstanding during the period	—	$423
Number of installment loans originated (thousands)	17	6
Aggregate principal amount of installment loans originated (thousands)	$8,677	$2,345
Average amount of installment loan originated	$519	$415
Average charge to customers for providing and processing an installment loan(1)	$358	—

(1)          For the three months ended March 31, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee. Since October 2006, we have only originated installment loans directly to customers. These loans have five-month terms with early repayment provisions. As a result, we have not been directly originating installment loans for a long enough period to determine the average charge.

Revenues and Expenses

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the three months ended March 31, 2006 and 2007 consisted of (dollars in millions):

	2006		2007
	Dollars	%	Dollars	%
Fees and interest charged to customers	$143.1	94.0	$168.1	100.0
Marketing, processing and servicing fees	9.1	6.0	—	—
Total revenues	$152.2	100.0	$168.1	100.0

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

Conversion of Operations in Michigan

Because of the adoption of a new affirmative payday lending law in Michigan, in June 2006, we began offering payday cash advances in Michigan where we previously offered check cashing services. Due to the limits on fees and charges included in that law, we expect that our revenues in Michigan will be lower, at least initially, than our historical experience under the standard business model.

Conversion of Operations in Pennsylvania and Arkansas

In February 2006, the FDIC instructed the lending banks, including those for which we still acted as a marketing, processing and servicing agent in Pennsylvania and Arkansas, to discontinue offering advances and installment loans if they could not adequately address the FDIC’s continued concerns. In response, the lending banks in Pennsylvania and Arkansas stopped originating payday cash advances and installment loans.

As a result of the lending bank for Pennsylvania ceasing to originate advances and loans, our revenues and center gross profits from Pennsylvania significantly decreased during the second quarter of 2006. Through August 28, 2006, we continued to service all of this lending bank’s advances and installment loans that were outstanding as of March 27, 2006. In June 2006, we began offering the Advance America Choice-Line of Credit (“Choice-Line”) in Pennsylvania. The Choice-Line product allows customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances.

The following is a summary of financial information for our operations in Pennsylvania for the three months ended March 31, 2006 and 2007 (in thousands):

	2006	2007
Net revenues	$6,900	$8,858
Total center expenses	4,012	3,832
Center gross profit	$2,888	$5,026

As a result of the lending bank for Arkansas ceasing to originate advances and loans, our revenues and center gross profits in Arkansas also deteriorated significantly during the second quarter of 2006. We continued, through September 8, 2006, to service all of this lending bank’s installment loans and payday cash advances that were outstanding as of April 8, 2006 and June 24, 2006, respectively. In June 2006, we began operating in Arkansas under existing state-based legislation and directly providing check-cashing services to customers in Arkansas.

The following is a summary of financial information for our operations in Arkansas for the three months ended March 31, 2006 and 2007 (in thousands):

	2006	2007
Net revenues	$1,348	$1,117
Total center expenses	998	948
Center gross profit	$350	$169

Centers

The following table lists the number of centers by state at December 31, 2006 and March 31, 2007:

State	December 31, 2006	March 31, 2007
Alabama	140	141
Arizona	60	58
Arkansas	30	30
California	302	302
Colorado	67	68
Delaware	14	14
Florida	248	251
Idaho	15	14
Illinois	72	72
Indiana	123	123
Iowa	37	37
Kansas	56	56
Kentucky	43	42
Louisiana	76	77
Michigan	137	139
Mississippi	53	53
Missouri	84	83
Montana	8	8
Nebraska	24	24
Nevada	11	13
New Hampshire	20	21
New Mexico	12	12
North Dakota	8	8
Ohio	231	235
Oklahoma	67	66
Oregon	53	48
Pennsylvania	99	99
Rhode Island	15	16
South Carolina	129	130
South Dakota	12	12
Tennessee	65	65
Texas	231	238
Utah	—	1
Virginia	142	143
Washington	110	109
Wisconsin	52	54
Wyoming	7	9
Total	2,853	2,871

New centers

We opened 42 and 39 new centers during the three months ended March 31, 2006 and 2007, respectively.

Closed centers

We closed 6 and 21 centers during the three months ended March 31, 2006 and 2007, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures, including loss on impairment of assets, of approximately $0.6 million and $0.7 million in the three months ended March 31, 2006 and 2007, respectively.

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

The allowance for doubtful accounts is (and accrual for excess bank losses was) primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

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

Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer’s bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus the original fee. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally were charged off 60 days from the due date and unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check was returned by the customer’s bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The first quarter of 2006 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Friday (a relative low point in weekly receivable balances). The first quarter of 2007 began on a Monday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of March 31, 2007, if average default rates were 5% higher or lower, the allowance for doubtful accounts would change by approximately $2.4 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2006 and March 31, 2007 financial statements include accruals of approximately $3.5 million and $2.7 million, respectively, for the self-insured portion of our health and dental insurance and approximately $3.8 million and $3.7 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. For the quarter ended March 31, 2007, we revised our estimated claims lag for our health and dental insurance, which resulted in reductions of salaries and related payroll costs and general and administrative expenses for the quarter of approximately $0.9 million and $0.1 million, respectively. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender is a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). We have neither an equity interest nor voting rights in the lender and have no input into the management of the lender. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers. As a result, we have consolidated the lender as of March 31, 2006 and 2007. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity” for the impact of adopting FIN 46(R) on our results of operations and financial condition.

Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of March 31, 2007, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $9.9 million. The weighted average period over which this expense is expected to be recognized is approximately 5.5 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 8. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. We are subject to U.S. income taxes as well as various other state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2002.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007

The following tables set forth our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2007:

	Three Months Ended March 31,
					Variance
	2006		2007		Favorable/(Unfavorable)
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$143,092	102.0%	$168,083	110.4%	$24,991	17.5%
Marketing, processing and servicing fees	9,077	6.5%	—	—	(9,077)	(100.0)%
Total revenues	152,169	108.5%	168,083	110.4%	15,914	10.5%
Provision for doubtful accounts and agency bank losses	(11,876)	(8.5)%	(15,815)	(10.4)%	(3,939)	(33.2)%
Net revenues	140,293	100.0%	152,268	100.0%	11,975	8.5%
Center Expenses:
Salaries and related payroll costs	46,547	33.2%	49,197	32.3%	(2,650)	(5.7)%
Occupancy costs	21,048	15.0%	23,533	15.5%	(2,485)	(11.8)%
Center depreciation expense	3,953	2.8%	4,269	2.8%	(316)	(8.0)%
Advertising expense	3,319	2.4%	5,309	3.5%	(1,990)	(60.0)%
Other center expenses	15,290	10.9%	14,158	9.3%	1,132	7.4%
Total center expenses	90,157	64.3%	96,466	63.4%	(6,309)	(7.0)%
Center gross profit	50,136	35.7%	55,802	36.6%	5,666	11.3%
Corporate and Other Expenses (Income):
General and administrative expenses	13,011	9.3%	13,279	8.7%	(268)	(2.1)%
Corporate depreciation expense	961	0.7%	818	0.5%	143	14.9%
Interest expense	907	0.6%	2,313	1.5%	(1,406)	(155.0)%
Interest income	(176)	(0.1)%	(76)	—	(100)	(56.8)%
Loss on disposal of property and equipment	208	0.1%	252	0.2%	(44)	(21.2)%
Loss on impairment of assets	—	—	314	0.2%	(314)	(100.0)%
Total corporate and other expenses	14,911	10.6%	16,900	11.1%	(1,989)	(13.3)%
Income before income taxes	35,225	25.1%	38,902	25.5%	3,677	10.4%
Income tax expense	14,313	10.2%	16,343	10.7%	(2,030)	(14.2)%
Income before income of consolidated variable interest entity	20,912	14.9%	22,559	14.8%	1,647	7.9%
Income of consolidated variable interest entity	(485)	(0.3)%	(243)	(0.1)%	242	49.9%
Net income	$20,427	14.6%	$22,316	14.7%	$1,889	9.2%

	Three Months Ended March 31,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,604	2,853
Opened	42	39
Closed	(6)	(21)
Number of centers open at end of period	2,640	2,871
Weighted average number of centers open during the period	2,617	2,862
Number of customers served—all credit products (thousands)	792	829
Number of payday cash advances originated (thousands)	2,565	2,704
Aggregate principal amount of payday cash advances originated (thousands)	$899,432	$968,076
Average amount of payday cash advance originated	$351	$358
Average charge to customers for providing and processing a payday cash advance	$56	$56
Average duration of a payday cash advance (days)	16.0	16.4
Average number of lines of credit outstanding during the period (thousands)	—	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	$10,202
Average principal amount on lines of credit outstanding during the period	—	$423
Number of installment loans originated (thousands)	17	6
Aggregate principal amount of installment loans originated (thousands)	$8,677	$2,345
Average amount of installment loan originated	$519	$415
Average charge to customers for providing and processing an installment loan(1)	$358	—

(1)          For the three months ended March 31, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee. Since October 2006, we have only originated installment loans directly to customers. These loans have five-month terms with early repayment provisions. As a result, we have not been directly originating installment loans for a long enough period to determine the average charge.

	Three Months Ended March 31,
					Variance
	2006		2007		Favorable/(Unfavorable)
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$53.6	100.0%	$53.2	100.0%	$(0.4)	(0.7)%
Center expenses:
Salaries and related payroll costs	17.8	33.2%	17.2	32.3%	0.6	3.4%
Occupancy costs	8.0	15.0%	8.2	15.5%	(0.2)	(2.5)%
Center depreciation expense	1.5	2.8%	1.5	2.8%	—	—
Advertising expense	1.3	2.4%	1.9	3.5%	(0.6)	(46.2)%
Other center expenses	5.8	10.9%	4.9	9.3%	0.9	15.5%
Total center expenses	34.4	64.3%	33.7	63.4%	0.7	2.0%
Center gross profit	$19.2	35.7%	$19.5	36.6%	$0.3	1.6%

Revenue Analysis

Total revenues increased approximately $15.9 million during the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,530 centers opened prior to January 1, 2006 and still open as of March 31, 2007 increased $11.4 million from $150.2 million for the three months ended March 31, 2006 to $161.6 million for the same period in 2007. Centers opened prior to January 1, 2006 were at least three months and fifteen months old at the end of the three-month periods ended March 31, 2006 and 2007, respectively. Total revenues for the 341 centers opened after January 1, 2006 and still open as of March 31, 2007 increased $6.0 million from $0.1 million for the three months ended March 31, 2006 to $6.1 million for the same period in 2007. Total revenues for the remaining 74 centers that closed represented a decrease of approximately $1.5 million for the three months ended March 31, 2007 compared to the same period in 2006.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 9.4% for the three months ended March 31, 2007 from 7.8% for the same period in 2006. The increase in the provision during the first quarter of 2007 is due primarily to increased loss rates.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the three months ended March 31, 2007 was due primarily to the new centers opened in 2006 and 2007. We averaged approximately 2.14 and 2.16 full-time equivalent field employees, including district directors, per center during the three months ended March 31, 2006 and 2007, respectively. For the quarter ended March 31, 2007, we revised our estimated claims lag for our health and dental insurance, which resulted in a reduction of salaries and related payroll costs for the quarter of approximately $0.9 million.

Occupancy costs and center depreciation expense.   The increases in occupancy costs and center depreciation expense for the three months ended March 31, 2007 were due primarily to the new centers opened in 2006 and 2007.

Advertising expense.   Advertising expense increased for the three months ended March 31, 2007 compared to the same period in 2006 due primarily to a change in marketing strategy. During the third quarter of 2006, we launched a new advertising campaign with new center merchandising materials, direct mail and television and radio commercials. Going forward, we expect increased marketing expenditures tied to the introduction of new products and a more aggressive overall marketing strategy.

Other center expenses.   Other center expenses decreased for the three months ended March 31, 2007 compared to the same period in 2006 due primarily to lower office supplies, postage and center closing costs in 2007.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the three months ended March 31, 2007 was due primarily to:

•       increases in our human resources department expenses of approximately $0.5 million related to additional department headcount, consulting, recruiting and employee relocation costs;

•       an increase in legal fees of approximately $0.5 million; offset by

•       a decrease in payroll expense of approximately $0.8 million for the South Carolina Job Development Credit related to employees in our corporate headquarters (of which approximately $0.7 million represents a catchup credit for the years 2003—2006).

Loss on impairment of assets.   Loss on impairment of assets in 2007 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three months ended March 31, 2006 and 2007 (dollars in thousands):

			Variance
	2006	2007	Dollars	%
Cash flows provided by (used in):
Operating activities	$19,003	$19,573	$570	3.0%
Investing activities	27,280	31,332	4,052	14.9%
Financing activities	(42,775)	(92,129)	(49,354)	(115.4)%
Net increase (decrease) in cash and cash equivalents	3,508	(41,224)	(44,732)	(1,275.1)%
Cash and cash equivalents, beginning of period	27,259	67,245	39,986	146.7%
Cash and cash equivalents, end of period	$30,767	$26,021	$(4,746)	(15.4)%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, pay dividends on our common stock and repurchase shares of our outstanding common stock.

We borrow under our $265.0 million revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $33.2 million, or 21.6% to $187.0 million at March 31, 2007 compared to $153.8 million at March 31, 2006 due primarily to an increase in the number of centers and the conversion of Pennsylvania and Arkansas to state-based legislation where we fund the advances. Advances and fees receivable, net decreased approximately $50.7 million, or 21.4% to $187.0 million at March 31, 2007 compared to $237.7 million at December 31, 2006 due primarily to tax refund season.

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

During the three months ended March 31, 2006, we did not repurchase any shares of our outstanding common stock. During the three months ended March 31, 2007, 2,826 shares of our common stock were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the day of surrender, those shares had an aggregate value of approximately $41.0 thousand.

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

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the three months ended March 31, 2007 compared to the same period in 2006 was due primarily to an increase in non-cash adjustments of $6.6 million and an increase in net income of $1.9 million, offset by a net decrease in changes in operating assets and liabilities of $7.9 million.

Cash Flows from Investing Activities

The increase in net cash provided by investing activities for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to a $4.8 million increase in the change in cash invested in advances and fees receivable, partially offset by a $1.1 million increase in purchases of property and equipment.

Cash Flows from Financing Activities

The increase in net cash used in financing activities for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to a $39.0 million increase in payments on our revolving credit facility, a $7.3 million decrease in the change in book overdrafts and a $0.9 million increase in dividend payments.

Capital Expenditures

For the three months ended March 31, 2006 and 2007, we spent $1.9 million and $3.0 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Prior Off-Balance Sheet Arrangements with the Lending Banks

During the first quarter of 2006, we operated as an agent for lending banks in Arkansas and Pennsylvania pursuant to MP&S Agreements. Each lending bank was responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks’ approval process or in determining their approval procedures or criteria and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans have never been included in our balance sheet within our advances and fees receivable, net.

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

As a result of the conversion of our Pennsylvania and Arkansas operations to our standard business model in June 2006, the accrual for excess bank losses and gross profit derived from the agency business model has declined to zero. The accrual for excess bank losses that was reported in our balance sheet was $2.9 million as of March 31, 2006. We had no accrual for excess bank losses as of December 31, 2006 and March 31, 2007. Approximately 2.1% of our total center gross profit, in the three months ended March 31, 2006 was derived from the agency business model.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of March 31, 2007, including periodic interest payments, included the following (dollars in thousands):

			Payment due by December 31,
Contractual Cash Obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and thereafter
Long-term debt obligations:
Revolving credit facility	$27,948	$—	$27,948	$—	$—
Mortgage payable	8,166	598	1,593	1,593	4,382
Note payable	381	139	242	—	—
Operating lease obligations (1)	143,331	46,525	77,374	18,019	1,413
Purchase obligations	1,576	1,576	—	—	—
Total	$181,402	$48,838	$107,157	$19,612	$5,795

(1)          Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

Long-Term Debt Obligations

Revolving Credit Facility.   On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50.0 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit us to operate as a CSO in Texas. In August 2006, we amended our revolving credit facility to allow the repurchase of up to $100.0 million of our outstanding common stock on and after the date of that amendment. In January 2007, we further amended our credit facility to permit foreign subsidiaries.

As of March 31, 2007, we had $27.9 million outstanding on the revolving portion of our credit facility and $2.6 million of letters of credit outstanding, leaving approximately $234.5 million available for future borrowings under our credit facility.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of March 31, 2007, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at March 31, 2007.

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

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.8 million and $5.7 million at December 31, 2006 and March 31, 2007, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.2 million and $5.1 million at December 31, 2006 and March 31, 2007, respectively.

Operating Lease Obligations

We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessor under three center leases, the aircraft hanger space lease and other office and warehouse space leases are companies controlled by or affiliated with our Chairman. See “Item 1. Financial Statements—Notes to Interim Unaudited Financial Statements—Note 10. Related Party Transactions.’’

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of March 31, 2007, our purchase obligations totaled approximately $1.6 million.

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

•       the accuracy of our determination of the allowance for doubtful accounts and of our estimates of losses;

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

•       theft and employee errors; and

•       the other matters set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Part I. Item 1A. Risk Factors.”

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2006 or March 31, 2007. The weighted average interest rate on our $104.8 million of variable interest debt as of December 31, 2006 was approximately 8.15%. The weighted average interest rate on our $27.9 million of variable interest debt as of March 31, 2007 was approximately 8.67%.

We had total interest expense of $0.9 million and $2.3 million for the three months ended March 31, 2006 and 2007, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $55.0 thousand and $0.2 million for the three months ended March 31, 2006 and 2007, respectively.

ITEM 4.   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, results of operations, financial condition and future results.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended March 31, 2007:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	$80,437,292
February 1 to February 28	2,157	$14.66	2,157	$80,405,659
March 1 to March 31	669	$14.90	669	$80,395,691
Total	2,826	$14.72	2,826	$80,395,691

(1)          Based on trade date.

(2)          Includes 2,826 shares that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

ITEM 6.   EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

May 9, 2007	By:	/s/ JOHN I. HILL
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