Form 10-Q
period 2007-06-30
Advance America, Cash Advance Centers, Inc.
filed 2007-08-08
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2007
Common Stock, par value $.01 per share	78,975,242 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months and six months ended June 30, 2007

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

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.
Unaudited Consolidated Balance Sheets
December 31, 2006 and June 30, 2007
(in thousands, except per share data)

	December 31, 2006	June 30, 2007
Assets
Current assets
Cash and cash equivalents	$67,245	$36,898
Advances and fees receivable, net	237,725	226,742
Deferred income taxes	11,798	10,084
Other current assets	11,664	13,621
Total current assets	328,432	287,345
Restricted cash	5,446	5,547
Property and equipment, net	63,198	59,659
Goodwill	122,627	122,627
Other assets	5,389	5,286
Total assets	$525,092	$480,464
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,164	$19,549
Accrued liabilities	31,737	29,222
Income taxes payable	14,983	1,391
Current portion of long-term debt	537	524
Total current liabilities	68,421	50,686
Revolving credit facility	104,835	66,846
Long-term debt	5,678	5,411
Deferred income taxes	13,564	10,223
Other liabilities	157	231
Total liabilities	192,655	133,397
Non-controlling interest in variable interest entity	32,540	28,618
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 79,534 and 79,544 outstanding as of December 31, 2006 and June 30, 2007, respectively	968	968
Paid in capital	285,382	286,331
Retained earnings	118,258	135,529
Common stock in treasury (17,287 and 17,277 shares at cost at December 31, 2006 and June 30, 2007, respectively)	(104,711)	(104,379)
Total stockholders’ equity	299,897	318,449
Total liabilities and stockholders’ equity	$525,092	$480,464

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2006 and 2007
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues:
Fees and interest charged to customers	$152,611	$173,939	$295,703	$342,022
Marketing, processing and servicing fees	3,310	—	12,387	—
Total revenues	155,921	173,939	308,090	342,022
Provision for doubtful accounts and agency bank losses	(27,435)	(30,824)	(39,311)	(46,639)
Net revenues	128,486	143,115	268,779	295,383
Center Expenses:
Salaries and related payroll costs	46,171	49,759	92,718	98,956
Occupancy costs	21,081	23,686	42,129	47,219
Center depreciation expense	4,000	4,264	7,953	8,533
Advertising expense	6,111	7,592	9,430	12,901
Other center expenses	12,635	13,528	27,925	27,686
Total center expenses	89,998	98,829	180,155	195,295
Center gross profit	38,488	44,286	88,624	100,088
Corporate and Other Expenses (Income):
General and administrative expenses	13,766	15,684	26,777	28,963
Corporate depreciation expense	935	812	1,896	1,630
Interest expense	919	2,290	1,826	4,603
Interest income	(123)	(122)	(299)	(198)
Loss on disposal of property and equipment	283	283	491	535
Loss on impairment of assets	—	—	—	314
Income before income taxes	22,708	25,339	57,933	64,241
Income tax expense	8,924	10,186	23,237	26,529
Income before income of consolidated variable interest entity	13,784	15,153	34,696	37,712
Income of consolidated variable interest entity	(888)	(317)	(1,373)	(560)
Net income	$12,896	$14,836	$33,323	$37,152
Net income per common share:
Basic	$0.16	$0.19	$0.41	$0.47
Diluted	$0.16	$0.19	$0.41	$0.47
Dividends declared per common share	$0.11	$0.125	$0.22	$0.25
Weighted average number of shares outstanding:
Basic	81,829	79,122	81,828	79,120
Diluted	81,921	79,286	81,893	79,199

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2007
(in thousands, except per share data)

	Common Stock		Paid-In	Retained	Common Stock In Treasury
	Shares	Par Value	Capital	Earnings	Shares	Amount	Total
Balances, December 31, 2006	96,821	$968	$285,382	$118,258	(17,287)	$(104,711)	$299,897
Net income	—	—	—	37,152	—	—	37,152
Dividends paid ($0.25 per share)	—	—	—	(19,779)	—	—	(19,779)
Dividends payable	—	—	—	(102)	—	—	(102)
Purchases of treasury stock	—	—	—	—	(3)	(41)	(41)
Issuance of restricted stock	—	—	—	—	10	—	—
Vesting of restricted stock issued from treasury stock	—	—	(353)	—	—	353	—
Amortization of restricted stock	—	—	784	—	—	—	784
Stock option expense	—	—	489	—	—	—	489
Issuance of common stock to director in lieu of cash	—	—	29	—	3	20	49
Balances, June 30, 2007	96,821	$968	$286,331	$135,529	(17,277)	$(104,379)	$318,449

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Interim Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2007
(in thousands)

	2006	2007
Cash flows from operating activities
Net income	$33,323	$37,152
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	1,373	560
Depreciation	9,849	10,163
Non-cash interest expense	493	495
Provisions for doubtful accounts and agency bank losses	39,311	46,639
Agency bank charge-offs, net of recoveries	(1,783)	—
Deferred income taxes	255	(1,627)
Loss on disposal of property and equipment	491	535
Loss on impairment of assets	—	314
Amortization of restricted stock	759	784
Stock option expense	467	489
Common stock issued to director in lieu of cash	18	49
Changes in operating assets and liabilities
Fees receivable, net	(6,004)	(7,306)
Other current assets	(9,078)	(1,956)
Other assets	134	(381)
Accounts payable	(1,667)	(1,713)
Accrued liabilities	607	(3,005)
Income taxes payable	(8,684)	(13,592)
Net cash provided by operating activities	59,864	67,600
Cash flows from investing activities
Changes in advances receivable	(40,417)	(28,350)
Changes in restricted cash	(518)	(101)
Acquisition of business, net of cash acquired	(41)	—
Proceeds from sale of property and equipment	32	34
Purchases of property and equipment	(6,266)	(7,046)
Net cash used in investing activities	(47,210)	(35,463)
Cash flows from financing activities
Payments on revolving credit facility, net	(3,721)	(37,989)
Increase (decrease) in non-controlling interest of variable interest entity	13,397	(4,482)
Payments on mortgage payable	(175)	(188)
Payments on note payable	(86)	(91)
Payments of financing costs	(4)	(11)
Purchases of treasury stock	—	(41)
Payments of dividends	(18,001)	(19,779)
Changes in book overdrafts	3,019	97
Net cash used in financing activities	(5,571)	(62,484)
Net increase (decrease) in cash and cash equivalents	7,083	(30,347)
Cash and cash equivalents, beginning of period	27,259	67,245
Cash and cash equivalents, end of period	$34,342	$36,898
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,439	$3,848
Income taxes	31,666	41,748
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	885	460
Restricted stock dividends payable	116	102
Issuance of restricted common stock	1,918	148

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.
Notes to Interim Unaudited Consolidated Financial Statements

1.                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2007.

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

Revenue Recognition

Revenues can be characterized as fees and/or interest depending upon various state laws. Revenue is recognized under the standard business model on a constant-yield basis ratably over the term of each advance. Under the former agency business model, the Company recognized revenue, which consisted of marketing, processing and servicing fees from the lending banks, on a constant-yield basis ratably over the term of each advance and installment loan.

Concentration of Risk

For the three months ended June 30, 2006 and 2007, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 48% and 46%, respectively, of the Company’s total revenues. For the six months ended June 30, 2006 and 2007, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 47% and 46%, respectively, of the Company’s total revenues.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three and six months ended June 30, 2006, options to purchase 1,280,000 shares of common stock were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive. For the three and six months ended June 30, 2007, options to purchase 340,000 shares and 1,290,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	81,829	79,122	81,828	79,120
Effect of dilutive unvested restricted stock	92	105	65	79
Effect of dilutive outstanding stock options	—	59	—	—
Weighted average number of common shares outstanding—diluted	81,921	79,286	81,893	79,199

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

Revision to the Consolidated Statement of Cash Flows

The Company has revised the consolidated statement of cash flows for the six months ended June 30, 2006 to properly present the changes in fees receivable, net as an operating activity. The effect of the revision is to decrease net cash provided by operating activities by $6.0 million and to decrease net cash used in investing activities by the same amount. The revision does not affect the net change in cash and cash equivalents for the six months ended June 30, 2006 and has no effect on the Company’s consolidated statements of income or the related earnings per share amount for that period.

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

During the three and six months ended June 30, 2006, the Company was compensated under MP&S Agreements with the lending banks for Arkansas and Pennsylvania. Operations in Arkansas and Pennsylvania were converted to state-based legislation during June 2006. The Company now only operates pursuant to enabling state statutes under its standard business model.

Although the Company marketed, processed and serviced payday cash advances and installment loans made by the lending banks, each lending bank was responsible for evaluating each of its customers’ applications and determining whether to approve the payday cash advance or installment loan. The Company was not involved in the lending banks’ payday cash advance or installment loan approval process or the determination of their approval procedures or criteria. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks; accordingly, they were never included in the Company’s balance sheet. The aggregate amount of the outstanding balances of the lending banks’ advances, installment loans and fees receivable serviced by the Company was approximately $2.1 million at June 30, 2006. There were no such outstanding balances at June 30, 2007.

3.                 Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Advances receivable	$195,011	$186,507
Fees and interest receivable	35,300	33,335
Returned items receivable	43,793	48,601
Loans and fees receivable of consolidated variable interest entity	37,701	30,987
Other	2,975	4,043
Allowance for doubtful accounts	(57,396)	(56,312)
Unearned revenues	(19,659)	(20,419)
Advances and fees receivable, net	$237,725	$226,742

4.                 Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Beginning balance	$35,558	$47,417	$45,585	$57,396
Provision for doubtful accounts	28,421	30,824	37,887	46,639
Charge-offs	(23,731)	(30,459)	(54,362)	(68,942)
Recoveries	5,948	8,530	17,086	21,219
Ending balance	$46,196	$56,312	$46,196	$56,312

Changes in the accrual for excess bank losses for the three and six months ended June 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Beginning balance	$2,920	$—	$1,373	$—
Provision for agency bank losses	(986)	—	1,424	—
Charge-offs	(1,353)	—	(3,517)	—
Recoveries	433	—	1,734	—
Ending balance	$1,014	$—	$1,014	$—

The provision for agency bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks’ contractual obligations.

The total changes in the allowance for doubtful accounts and the accrual for excess bank losses for the three and six months ended June 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Beginning balance	$38,478	$47,417	$46,958	$57,396
Provision for doubtful accounts and agency bank losses	27,435	30,824	39,311	46,639
Charge-offs	(25,084)	(30,459)	(57,879)	(68,942)
Recoveries	6,381	8,530	18,820	21,219
Ending balance	$47,210	$56,312	$47,210	$56,312

5.                 Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Employee compensation	$12,038	$11,089
Workers’ compensation	3,754	3,711
Health and dental insurance	3,495	3,374
Lease smoothing	2,924	2,853
Advertising	2,001	932
Construction in progress	1,563	460
Center closing costs	618	322
Accounting and tax	661	935
Property, sales and franchise taxes	622	841
Legal	885	1,429
Other	3,176	3,276
Total	$31,737	$29,222

6.                 Income Taxes

Income tax expense for the three and six months ended June 30, 2006 and 2007 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Current
Federal	$8,589	$12,438	$19,173	$23,553
State	1,707	2,428	3,809	4,603
	10,296	14,866	22,982	28,156
Deferred	(1,372)	(4,680)	255	(1,627)
Total	$8,924	$10,186	$23,237	$26,529

A reconciliation of the statutory federal income tax rate and the Company’s effective income tax rate for the three and six months ended June 30, 2006 and 2007 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net	4.1	4.4	4.3	4.4
Other	0.2	0.8	0.8	1.9
Effective income tax rate	39.3%	40.2%	40.1%	41.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2006	June 30, 2007
Deferred tax assets
Accrued expenses	$4,764	$4,940
Bad debts	7,684	6,125
Net operating loss carryforwards	260	260
State credit carryforwards	1,012	1,012
Depreciation	224	4,585
Other	646	953
Valuation allowance	(260)	(260)
Total deferred tax assets	14,330	17,615
Deferred tax liabilities
Goodwill	(13,609)	(15,043)
Prepaid expenses	(1,822)	(2,046)
Book versus tax basis difference for aircraft	(665)	(665)
Total deferred tax liabilities	(16,096)	(17,754)
Net deferred tax liability	$(1,766)	$(139)

As of December 31, 2006 and June 30, 2007, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $0.3 million, which will begin to expire in 2014. A valuation allowance of approximately $0.3 million has been recorded because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2006 and June 30 2007, the Company had credit carryforwards for state income tax purposes totaling approximately $1.0 million, which will begin to expire in 2010.

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

The Company filed a complaint in the United States District Court for the Western District of Arkansas seeking to compel McGinnis to arbitrate her claims and stay the above identified state court action. The United States District Court dismissed the Company’s complaint based upon lack of subject matter jurisdiction. The Company filed an appeal with the United States Court of Appeals for the 8th Circuit in July 2007.

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

The Circuit Court recently permitted Tiffany Kelly to join as a plaintiff and the Company is seeking to compel arbitration of her claims. Oral argument for class certification has been postponed.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

In September 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary is providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The Pennsylvania Department of Banking has filed a motion for judgment on the pleadings for declaratory relief and permanent injunction, seeking: (1) a declaration as a matter of law that the Company’s Delaware subsidiary is violating Pennsylvania lending laws and (2) a permanent injunction enjoining the Delaware subsidiary from operating in violation of Pennsylvania law and collecting monthly participation fees. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under the Consumer Discount Company Act (“CDCA”). Accordingly, the court permanently enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company filed a notice of appeal with the Pennsylvania Supreme Court and filed an application for stay with the Commonwealth Court seeking to suspend the effectiveness of its ruling during appeal.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

In August 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and damages equal to three times the monthly participation fees paid by customers since June 2006. The Company intends to seek to compel each of the plaintiffs to arbitrate their respective claims.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

In January 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the “true lender” and that the Company was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company filed a motion to compel arbitration in March 2007 and the court permitted a limited amount of discovery before it rules on the motion.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

In August 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Vice Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants denied the plaintiffs’ claims and asserted that all of the claims are subject to mandatory and binding individual arbitration pursuant to arbitration agreements signed by each plaintiff.

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

Cynthia Williams v. Advance America, Cash Advance Centers of Missouri, Inc.

On August 6, 2007, Cynthia Williams filed a class action lawsuit against the Company’s Missouri subsidiary in the Circuit Court of St. Louis County alleging violations of certain Missouri loan laws and the Missouri Merchandising Practices Act.  The complaint alleges the Company’s subsidiary in Missouri exceeded the maximum lawful interest rate, illegally limited the number of loan renewals, and failed to adequately reduce the principal amount of the loan when a customer obtained a loan renewal.  The complaint seeks compensatory and punitive damages, attorneys fees, interest, costs and a constructive trust and equitable lien on all money paid by the class.  The Company has not yet been served with the lawsuit.

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

North Carolina Commissioner of Banks Order

In August 2004, the North Carolina Attorney General’s Office, in conjunction with the Commissioner of Banks for North Carolina, issued a subpoena to the Company to produce documents, respond to written questions and have a corporate representative appear for a deposition regarding the relationship between the Company’s North Carolina subsidiary and the lending bank in North Carolina, Republic, to determine whether the Company’s operations in North Carolina were in compliance with North Carolina law. In February 2005, the Commissioner of Banks initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, at the conclusion of the contested case, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The full North Carolina State Banking Commission has since affirmed the Commissioner of Banks’ order and the Company filed an appeal with the North Carolina Superior Court. The appeal was dismissed and the Company has appealed the dismissal to the North Carolina Court of Appeals. The parties have submitted briefs to the North Carolina Court of Appeals and the Court scheduled oral arguments for late August 2007.

New Mexico Proposed Rules and Regulations Governing the Extension of Credit For Small Loans

In February 2006, the Company joined four other payday lenders in a lawsuit against the New Mexico Attorney General requesting immediate injunctive relief from the enforcement of the Attorney General’s Proposed Rules and Regulations Governing the Extension of Credit for Small Loans, which would have severely limited the payday loan industry in New Mexico. The parties mutually agreed to stay any further proceedings pending the adoption of new proposed regulations published by the Financial Institutions Division of the New Mexico Regulation and Licensing Department (“FID”) in June 2006. In August 2006, in a lawsuit filed by several other payday loan companies, the second judicial district court of New Mexico issued a preliminary injunction enjoining the enforcement of the FID proposed regulations. In response to the new payday lending legislation that becomes effective November 1, 2007, the FID voluntarily withdrew its proposed regulations. Following the withdrawal of the FID’s proposed regulations, the Company and the four other payday lenders voluntarily dismissed their lawsuit against the New Mexico Attorney General.

Oregon Legislation Changes

In July 2007, new legislation went into effect in Oregon that severely restricts payday lending and title lending. Litigation challenging the constitutionality of the title lending bill has been filed by a participant in that industry. The Company may support a similar challenge of the payday lending bill. The Company is currently operating in Oregon under the new legislation and is assessing the economic viability of continuing its operations in Oregon.

Other Matters

The Company is also involved in other litigation and administrative proceedings. This litigation includes contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protections laws.

The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for the above legal proceedings. Accordingly, no accrual has been recorded for any of the above matters as of June 30, 2007.

8.                 Capital Stock and Stock-Based Compensation Plans

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company’s stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. The Company did not repurchase any shares pursuant to its stock repurchase program during the six months ended June 30, 2006 and 2007. However, during the six months ended June 30, 2007, 2,826 shares of common stock were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

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

To estimate each stock option’s weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the six months ended June 30, 2006 and 2007:

	2006	2007
Expected term (years)	4.41	4.41
Expected volatility	47%	46%
Expected dividends (yield)	3.6%	3.0%
Risk-free rate	4.63%	4.42%

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2006 and 2007 were $4.85 per option and $4.51 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2007 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,290,000	195,417
Range of exercise prices	$12.11 - $14.70	$12.11 - $14.70
Weighted-average exercise price	$12.61	$12.90
Aggregate intrinsic value (in thousands)	$6,614	$945
Weighted-average remaining contractual term (years)	8.3	8.3

A summary of the Company’s authorized and available shares, activity for the six months ended June 30, 2007, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

					Weighted
					Average
					Stock
		Outstanding			Option
		Restricted	Stock	Available	Exercise
	Authorized	Stock	Options	For Grant	Price
At December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	$12.61
Authorized	—	—	—	—	—
Granted	—	10,000	10,000	(20,000)	13.24
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—
At June 30, 2007	5,200,000	599,044	1,290,000	3,310,956	$12.61

A summary of the Company’s restricted stock activity for the six months ended June 30, 2007 and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	420,800	$12.99
Granted	10,000	14.76
Vested	(8,444)	14.65
Forfeited	—	—
Nonvested at June 30, 2007	422,356	$13.00

No restricted shares vested during the six months ended June 30, 2006. The total grant date fair value of restricted shares vested during the six months ended June 30, 2007 was approximately $0.1 million and the total market value of these shares on the dates vested was approximately $0.1 million.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2006 and 2007 follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Restricted stock	$396	$392	$759	$784
Stock options	248	246	467	489
Total stock-based compensation expense	$644	$638	$1,226	$1,273

As of June 30, 2007, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $9.3 million. The weighted average period over which this expense is expected to be recognized is approximately 5.4 years.

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

The impact of the consolidation of this VIE on the Company’s June 30, 2006 and 2007 consolidated balance sheets was to increase (decrease) the following balance sheet accounts as follows (in thousands):

	2006	2007
Cash and cash equivalents	$5,267	$8
Advances and fees receivable, net	30,543	30,885
Accounts payable	—	5,762
Accrued liabilities	—	(3,871)
Income taxes payable	—	384
Non-controlling interest in variable interest entity	35,810	28,618

The impact of the consolidation of this VIE on the Company’s consolidated statements of income for the three and six months ended June 30, 2006 and 2007 was to increase the following income statement accounts as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net revenues	$1,218	$1,416	$1,913	$2,777
Other center expenses	330	228	540	454
Interest expense	—	656	—	1,379
Income tax expense	—	215	—	384
Income of consolidated variable interest entity	888	317	1,373	560

10.          Related Party Transactions

Included in center expenses are expenses for center leases with related parties of approximately $9,000 and $13,000 for the three months ended June 30, 2006 and 2007, respectively, and approximately $27,000 and $23,000 for the six months ended June 30, 2006 and 2007, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses and operating leases for office and warehouse space, of approximately $161,000 and $154,000 for the three months ended June 30, 2006 and 2007, respectively, and approximately $324,000 and $153,000 for the six months ended June 30, 2006 and 2007, respectively.

In addition, under a time-share arrangement, the Company’s Chairman and Vice Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s Chairman and formerly owned, in part, by the Company’s Vice Chairman. Included in accrued liabilities at June 30, 2007 is a $15,000 liability related to this arrangement.

11.          Subsequent Events

On July 25, 2007, the Company announced that its Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on September 7, 2007 to shareholders of record on August 28, 2007.

On July 31, 2007, the Company announced that an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing the Company’s subsidiary operating in Pennsylvania to immediately suspend its operations that the court found to violate Pennsylvania law and cease collecting monthly participation fees. The Company intends to appeal the ruling and ask the court to stay implementation of its order until the appeal has been decided. The Company has no current plans to shut down its centers in Pennsylvania and is actively exploring other options and product lines for meeting customer demand in the state.

The following is a summary of financial information for the Company’s operations in Pennsylvania for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net revenues	$1,770	$8,917	$8,670	$17,775
Total center expenses	3,301	3,450	7,313	7,282
Center gross profit/(loss)	$(1,531)	$5,467	$1,357	$10,493

The Company estimates that its net revenues will be reduced by approximately $3.0 million for each month that the Company is not able to operate in Pennsylvania. Furthermore, total center expenses average approximately $1.2 million per month in Pennsylvania. Some of these expenses will continue to be incurred while the Company appeals the court’s ruling and explores alternative methods for conducting business. The Company estimates that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.3 million if it becomes necessary to shut down operations in Pennsylvania. The Company does not believe that the changes in its Pennsylvania operations as a result of the court’s ruling will result in any impairment of goodwill.

On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries.  The complaint seeks a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal under Pennsylvania law, an injunction prohibiting collection of the monthly participation fee and damages equal to three times the monthly participation fees paid by customers since June 2006.  The Company intends to seek to compel plaintiffs to arbitrate these claims.

On August 6, 2007, Cynthia Williams filed a class action lawsuit against the Company’s Missouri subsidiary in the Circuit Court of St. Louis County alleging violations of certain Missouri loan laws and the Missouri Merchandising Practices Act. The complaint alleges the Company’s subsidiary in Missouri exceeded the maximum lawful interest rate, illegally limited the number of loan renewals, and failed to adequately reduce the principal amount of the loan when a customer obtained a loan renewal. The complaint seeks compensatory and punitive damages, attorneys fees, interest, costs and a constructive trust and equitable lien on all money paid by the class. The Company has not yet been served with the lawsuit.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of June 30, 2007, we operated 2,908 centers in 37 states in the United States and one center in the United Kingdom.

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

If at the end of this past-due collection period, the center has been unable to collect the amount due, the customer’s check is then deposited. For the year ended December 31, 2006, approximately 5.7% of total customer checks were deposited. Additional collection efforts are not required if the customer’s deposited check clears. For the year ended December 31, 2006, approximately 22% of deposited customer checks cleared (i.e., were not returned NSF). If the customer’s check does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Number of centers open at end of period	2,670	2,909	2,670	2,909
Number of customers served—all credit products (thousands)	830	881	1,051	1,097
Number of payday cash advances originated (thousands)	2,841	2,936	5,406	5,640
Aggregate principal amount of payday cash advances originated (thousands)	$997,890	$1,045,306	$1,897,323	$2,013,534
Average amount of payday cash advance originated	$351	$356	$351	$357
Average charge to customers for providing and processing a payday cash advance	$55	$56	$56	$55
Average duration of a payday cash advance (days)	16.1	16.4	16.0	16.4
Average number of lines of credit outstanding during the period (thousands)	4	24	4	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	$1,977	$10,185	$1,977	$10,193
Average principal amount on lines of credit outstanding during the period	$466	$433	$466	$428
Number of installment loans originated (thousands)	—	9	17	15
Aggregate principal amount of installment loans originated (thousands)	$188	$3,812	$8,865	$6,157
Average amount of installment loan originated	$487	$410	$518	$412
Average charge to customers for providing and processing an installment loan(1)	$320	$562	$357	$565

(1)          For the three and six months ended June 30, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. For the three and six months ended June 30, 2007, the installment loan activity reflects loans originated directly by us. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

Revenues and Expenses

We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the three and six months ended June 30, 2006 and 2007 consisted of (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2007		2006		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$152.6	97.9	$173.9	100.0	$295.7	96.0	$342.0	100.0
Marketing, processing and servicing fees	3.3	2.1	—	—	12.4	4.0	—	—
Total revenues	$155.9	100.0	$173.9	100.0	$308.1	100.0	$342.0	100.0

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

The following is a summary of financial information for our operations in Pennsylvania for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net revenues	$1,770	$8,917	$8,670	$17,775
Total center expenses	3,301	3,450	7,313	7,282
Center gross profit/(loss)	$(1,531)	$5,467	$1,357	$10,493

In September 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that we are providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. On July 31, 2007, we announced that an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations that the court found to violate Pennsylvania law and cease collecting monthly participation fees. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies.” We plan to appeal the ruling and ask the court to stay implementation of its order until the appeal has been decided. We have no current plans to shut down our centers in Pennsylvania and are actively exploring other options and product lines for meeting customer demand in the state.

We estimate that our net revenues will be reduced by approximately $3.0 million for each month that we are not able to operate in Pennsylvania. Furthermore, total center expenses average approximately $1.2 million per month in Pennsylvania. Some of these expenses will continue to be incurred while we appeal the court’s ruling and explore alternative methods for conducting business. We estimate that severance, lease cancellation, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $2.3 million if it becomes necessary to shut down operations in Pennsylvania. We do not believe that the changes in our Pennsylvania operations as a result of the court’s ruling will result in any impairment of goodwill.

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

The following is a summary of financial information for our operations in Arkansas for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net revenues	$883	$1,247	$2,231	$2,364
Total center expenses	907	843	1,905	1,791
Center gross profit/(loss)	$(24)	$404	$326	$573

Centers

The following table lists the number of centers by state at December 31, 2006 and June 30, 2007:

State	December 31, 2006	June 30, 2007
Alabama	140	142
Arizona	60	60
Arkansas	30	30
California	302	297
Colorado	67	68
Delaware	14	14
Florida	248	252
Idaho	15	12
Illinois	72	74
Indiana	123	122
Iowa	37	36
Kansas	56	56
Kentucky	43	42
Louisiana	76	84
Michigan	137	143
Mississippi	53	58
Missouri	84	88
Montana	8	7
Nebraska	24	23
Nevada	11	15
New Hampshire	20	21

New Mexico	12	12
North Dakota	8	8
Ohio	231	237
Oklahoma	67	66
Oregon	53	45
Pennsylvania	99	98
Rhode Island	15	16
South Carolina	129	132
South Dakota	12	12
Tennessee	65	65
Texas	231	252
Utah	—	2
Virginia	142	143
Washington	110	109
Wisconsin	52	58
Wyoming	7	9
Total United States	2,853	2,908
United Kingdom	—	1
Total	2,853	2,909

New centers

We opened 46 and 67 new centers during the three months ended June 30, 2006 and 2007, respectively. We opened 88 and 106 new centers during the six months ended June 30, 2006 and 2007, respectively.

Closed centers

We closed 16 and 30 centers during the three months ended June 30, 2006 and 2007, respectively. We closed 22 and 51 centers during the six months ended June 30, 2006 and 2007, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.4 million and $0.3 million in the three months ended June 30, 2006 and 2007, respectively. We recorded expenses related to center closures, including loss on impairment of assets, of approximately $1.0 million and $0.9 million in the six months ended June 30, 2006 and 2007, respectively.

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

We have charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts (or the accrual for excess bank losses) and credited any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts (or the accrual for excess bank losses).

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The second quarter of 2006 began on a Saturday (a relative low point in weekly receivable balances) and ended on a Friday (a relative low point in weekly receivable balances). The second quarter of 2007 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of June 30, 2007, if average default rates were 5% higher or lower, the allowance for doubtful accounts would change by approximately $2.8 million.

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

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2006 and June 30, 2007 financial statements include accruals of approximately $3.5 million and $3.4 million, respectively, for the self-insured portion of our health and dental insurance and approximately $3.8 million and $3.7 million, respectively, for workers’ compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. In 2007, revisions to our estimated claims lag for our health and dental insurance resulted in an increase in salaries and related payroll costs of approximately $0.2 million for the three months ended June 30, 2007 and resulted in reductions in salaries and related payroll costs and general and administrative expenses of approximately $0.7 million and $0.1 million, respectively, for the six months ended June 30, 2007. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender is a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”). We have neither an equity interest nor voting rights in the lender and have no input into the management of the lender. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers. As a result, we have consolidated the lender as of June 30, 2006 and 2007. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity” for the impact of adopting FIN 46(R) on our results of operations and financial condition.

Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of June 30, 2007, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $9.3 million. The weighted average period over which this expense is expected to be recognized is approximately 5.4 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

The following tables set forth our results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2007:

	Three Months Ended June 30,
	2006		2007		Variance Favorable/ (Unfavorable)
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$152,611	118.8%	$173,939	121.5%	$21,328	14.0%
Marketing, processing and servicing fees	3,310	2.6%	—	—	(3,310)	(100.0)%
Total revenues	155,921	121.4%	173,939	121.5%	18,018	11.6%
Provision for doubtful accounts and agency bank losses	(27,435)	(21.4)%	(30,824)	(21.5)%	(3,389)	(12.4)%
Net revenues	128,486	100.0%	143,115	100.0%	14,629	11.4%
Center Expenses:
Salaries and related payroll costs	46,171	35.9%	49,759	34.8%	(3,588)	(7.8)%
Occupancy costs	21,081	16.4%	23,686	16.6%	(2,605)	(12.4)%
Center depreciation expense	4,000	3.1%	4,264	3.0%	(264)	(6.6)%
Advertising expense	6,111	4.8%	7,592	5.3%	(1,481)	(24.2)%
Other center expenses	12,635	9.8%	13,528	9.4%	(893)	(7.1)%
Total center expenses	89,998	70.0%	98,829	69.1%	(8,831)	(9.8)%
Center gross profit	38,488	30.0%	44,286	30.9%	5,798	15.1%
Corporate and Other Expenses (Income):
General and administrative expenses	13,766	10.8%	15,684	11.0%	(1,918)	(13.9)%
Corporate depreciation expense	935	0.7%	812	0.6%	123	13.2%
Interest expense	919	0.7%	2,290	1.5%	(1,371)	(149.2)%
Interest income	(123)	(0.1)%	(122)	(0.1)%	(1)	(0.8)%
Loss on disposal of property and equipment	283	0.2%	283	0.2%	—	—
Total corporate and other expenses	15,780	12.3%	18,947	13.2%	(3,167)	(20.1)%
Income before income taxes	22,708	17.7%	25,339	17.7%	2,631	11.6%
Income tax expense	8,924	7.0%	10,186	7.1%	(1,262)	(14.1)%
Income before income of consolidated variable interest entity	13,784	10.7%	15,153	10.6%	1,369	9.9%
Income of consolidated variable interest entity	(888)	(0.7)%	(317)	(0.2)%	571	64.3%
Net income	$12,896	10.0%	$14,836	10.4%	$1,940	15.0%

	Three Months Ended June 30,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,640	2,871
Opened	46	67
Acquired	—	1
Closed	(16)	(30)
Number of centers open at end of period	2,670	2,909
Weighted average number of centers open during the period	2,649	2,888
Number of customers served—all credit products (thousands)	830	881
Number of payday cash advances originated (thousands)	2,841	2,936
Aggregate principal amount of payday cash advances originated (thousands)	$997,890	$1,045,306
Average amount of payday cash advance originated	$351	$356
Average charge to customers for providing and processing a payday cash advance	$55	$56
Average duration of a payday cash advance (days)	16.1	16.4
Average number of lines of credit outstanding during the period (thousands)	4	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	$1,977	$10,185
Average principal amount on lines of credit outstanding during the period	$466	$433
Number of installment loans originated (thousands)	—	9
Aggregate principal amount of installment loans originated (thousands)	$188	$3,812
Average amount of installment loan originated	$487	$410
Average charge to customers for providing and processing an installment loan(1)	$320	$562

(1)          For the three months ended June 30, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. For the three months ended June 30, 2007, the installment loan activity reflects loans originated directly by us. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

	Three Months Ended June 30,
	2006		2007		Variance Favorable/ (Unfavorable)
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$48.5	100.0%	$49.6	100.0%	$1.1	2.3%
Center expenses:
Salaries and related payroll costs	17.4	35.9%	17.2	34.8%	0.2	1.1%
Occupancy costs	8.0	16.4%	8.2	16.6%	(0.2)	(2.5)%
Center depreciation expense	1.5	3.1%	1.5	3.0%	—	—
Advertising expense	2.3	4.8%	2.6	5.3%	(0.3)	(13.0)%
Other center expenses	4.8	9.8%	4.7	9.4%	0.1	2.1%
Total center expenses	34.0	70.0%	34.2	69.1%	(0.2)	(0.6)%
Center gross profit	$14.5	30.0%	$15.4	30.9%	$0.9	6.2%

Revenue Analysis

Total revenues increased approximately $18.0 million during the three months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,542 centers opened prior to April 1, 2006 and still open as of June 30, 2007 increased $12.6 million from $153.6 million for the three months ended June 30, 2006 to $166.2 million for the same period in 2007. Centers opened prior to April 1, 2006 were at least three months and fifteen months old as of June 30, 2006 and 2007, respectively. Total revenues for the 367 centers opened after April 1, 2006 and still open as of June 30, 2007 increased $7.4 million from $0.1 million for the three months ended June 30, 2006 to $7.5 million for the same period in 2007. Total revenues for the remaining 98 centers that closed represented a decrease of approximately $2.0 million for the three months ended June 30, 2007 compared to the same period in 2006.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 17.7% for the three months ended June 30, 2007 from 17.6% for the same period in 2006. In both periods, the provision was reduced by the sales of certain customer debt, the proceeds of which were approximately $3.0 million for the three months ended June 30, 2007 compared to $1.2 million for the same period in 2006. Excluding the sales of debt in both periods, the provision as a percentage of total revenues increased from 18.4% in 2006 to 19.5% in 2007. This increase was primarily due to increased loss rates.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the three months ended June 30, 2007 was due primarily to the new centers opened in 2006 and 2007 as well as higher medical claims costs of approximately $2.4 million in 2007 for our self-insured health and dental insurance, of which approximately $0.2 million was due to the revision in 2007 of our estimated claims lag. Despite higher costs for health and dental insurance, salaries and related payroll costs per center decreased slightly in 2007 due primarily to lower bonus expenses and lower salaries per center. We averaged approximately 2.23 and 2.05 full-time equivalent field employees, including district directors, per center during the three months ended June 30, 2006 and 2007, respectively.

Occupancy costs, center depreciation and other center expenses.   The increases in occupancy costs and center depreciation expense for the three months ended June 30, 2007 were due primarily to the new centers opened in 2006 and 2007.

Advertising expense.   Advertising expense increased for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to a change in marketing strategy. During the third quarter of 2006, we launched a new advertising campaign with new center merchandising materials, direct mail and television and radio commercials. Going forward, we expect increased marketing expenditures tied to the introduction of new products and a more aggressive overall marketing strategy.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the three months ended June 30, 2007 was due primarily to:

•       approximately $0.5 million of additional expenses related to personnel, consulting and other costs (excluding legal fees) associated with new product development and management;

•       higher expenses of approximately $0.4 million for consultants, contributions and trade association dues in our public and government relations department;

•       an increase in health and dental insurance costs of approximately $0.3 million;

•       an increase in legal fees of approximately $0.3 million; and

•       approximately $0.2 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom.

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

The following tables set forth our results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2007:

	Six Months Ended June 30,
	2006		2007		Variance Favorable/ (Unfavorable)
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$295,703	110.0%	$342,022	115.8%	$46,319	15.7%
Marketing, processing and servicing fees	12,387	4.6%	—	—	(12,387)	(100.0)%
Total revenues	308,090	114.6%	342,022	115.8%	33,932	11.0%
Provision for doubtful accounts and agency bank losses	(39,311)	(14.6)%	(46,639)	(15.8)%	(7,328)	(18.6)%
Net revenues	268,779	100.0%	295,383	100.0%	26,604	9.9%
Center Expenses:
Salaries and related payroll costs	92,718	34.5%	98,956	33.5%	(6,238)	(6.7)%
Occupancy costs	42,129	15.7%	47,219	16.0%	(5,090)	(12.1)%
Center depreciation expense	7,953	2.9%	8,533	2.9%	(580)	(7.3)%
Advertising expense	9,430	3.5%	12,901	4.3%	(3,471)	(36.8)%
Other center expenses	27,925	10.4%	27,686	9.4%	239	0.9%
Total center expenses	180,155	67.0%	195,295	66.1%	(15,140)	(8.4)%
Center gross profit	88,624	33.0%	100,088	33.9%	11,464	12.9%
Corporate and Other Expenses (Income):
General and administrative expenses	26,777	9.9%	28,963	9.8%	(2,186)	(8.2)%
Corporate depreciation expense	1,896	0.7%	1,630	0.5%	266	14.0%
Interest expense	1,826	0.7%	4,603	1.6%	(2,777)	(152.1)%
Interest income	(299)	(0.1)%	(198)	(0.1)%	(101)	(33.8)%
Loss on disposal of property and equipment	491	0.2%	535	0.2%	(44)	(9.0)%
Loss on impairment of assets	—	—	314	0.1%	(314)	(100.0)%
Total corporate and other expenses	30,691	11.4%	35,847	12.1%	(5,156)	(16.8)%
Income before income taxes	57,933	21.6%	64,241	21.8%	6,308	10.9%
Income tax expense	23,237	8.7%	26,529	9.0%	(3,292)	(14.2)%
Income before income of consolidated variable interest entity	34,696	12.9%	37,712	12.8%	3,016	8.7%
Income of consolidated variable interest entity	(1,373)	(0.5)%	(560)	(0.2)%	813	59.2%
Net income	$33,323	12.4%	$37,152	12.6%	$3,829	11.5%

	Six Months Ended June 30,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,604	2,853
Opened	88	106
Acquired	—	1
Closed	(22)	(51)
Number of centers open at end of period	2,670	2,909
Weighted average number of centers open during the period	2,628	2,870
Number of customers served—all credit products (thousands)	1,051	1,097
Number of payday cash advances originated (thousands)	5,406	5,640
Aggregate principal amount of payday cash advances originated (thousands)	$1,897,323	$2,013,534
Average amount of payday cash advance originated	$351	$357
Average charge to customers for providing and processing a payday cash advance	$56	$55
Average duration of a payday cash advance (days)	16.0	16.4
Average number of lines of credit outstanding during the period (thousands)	4	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	$1,977	$10,193
Average principal amount on lines of credit outstanding during the period	$466	$428
Number of installment loans originated (thousands)	17	15
Aggregate principal amount of installment loans originated (thousands)	$8,865	$6,157
Average amount of installment loan originated	$518	$412
Average charge to customers for providing and processing an installment loan(1)	$357	$565

(1)          For the six months ended June 30, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. For the six months ended June 30, 2007, the installment loan activity reflects loans originated directly by us. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

	Six Months Ended June 30,
	2006		2007		Variance Favorable/ (Unfavorable)
	Dollars	% Net Revenues	Dollars	% Net Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$102.3	100.0%	$102.9	100.0%	$0.6	0.6%
Center expenses:
Salaries and related payroll costs	35.3	34.5%	34.5	33.5%	0.8	2.3%
Occupancy costs	16.0	15.7%	16.5	16.0%	(0.5)	(3.1)%
Center depreciation expense	3.0	2.9%	3.0	2.9%	—	—
Advertising expense	3.6	3.5%	4.5	4.3%	(0.9)	(25.0)%
Other center expenses	10.6	10.4%	9.6	9.4%	1.0	9.4%
Total center expenses	68.5	67.0%	68.1	66.1%	0.4	0.6%
Center gross profit	$33.8	33.0%	$34.8	33.9%	$1.0	3.0%

Revenue Analysis

Total revenues increased approximately $33.9 million during the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,500 centers opened prior to January 1, 2006 and still open as of June 30, 2007 increased $23.0 million from $302.6 million for the six months ended June 30, 2006 to $325.6 million for the same period in 2007. Centers opened prior to January 1, 2006 were at least six months and eighteen months old as of June 30, 2006 and 2007, respectively. Total revenues for the 409 centers opened after January 1, 2006 and still open as of June 30, 2007 increased $14.4 million from $0.6 million for the six months ended June 30, 2006 to $15.0 million for the same period in 2007. Total revenues for the remaining 104 centers that closed represented a decrease of approximately $3.5 million for the six months ended June 30, 2007 compared to the same period in 2006.

As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 13.6% for the six months ended June 30, 2007 from 12.8% for the same period in 2006. In both periods, the provision was reduced by the sales of certain customer debt, the proceeds of which were approximately $3.5 million for the six months ended June 30, 2007 compared to $1.2 million for the same period in 2006. Excluding the sales of debt in both periods, the provision as a percentage of total revenues increased from 13.2% in 2006 to 14.6% in 2007. This increase was primarily due to increased loss rates.

Center Expense Analysis

Salaries and related payroll costs.   The increase in salaries and related payroll costs for the six months ended June 30, 2007 was due primarily to the new centers opened in 2006 and 2007 as well as higher medical claims costs of approximately $2.4 million in 2007 for our self-insured health and dental insurance. This increase in medical claims costs is net of an approximate $0.7 million reduction in expense due to the revision in 2007 of our estimated claims lag. Despite higher costs for health and dental insurance, salaries and related payroll costs per center decreased slightly in 2007 due primarily to lower bonus expenses and lower salaries per center. We averaged approximately 2.17 and 2.12 full-time equivalent field employees, including district directors, per center during the six months ended June 30, 2006 and 2007, respectively.

Occupancy costs and center depreciation expense.   The increases in occupancy costs and center depreciation expense for the six months ended June 30, 2007 were due primarily to the new centers opened in 2006 and 2007.

Advertising expense.   Advertising expense increased for the six months ended June 30, 2007 compared to the same period in 2006 due primarily to a change in marketing strategy. During the third quarter of 2006, we launched a new advertising campaign with new center merchandising materials, direct mail and television and radio commercials. Going forward, we expect increased marketing expenditures tied to the introduction of new products and a more aggressive overall marketing strategy.

Other center expenses.   Other center expenses decreased slightly for the six months ended June 30, 2007 compared to the same period in 2006.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.   The increase in general and administrative expenses for the six months ended June 30, 2007 was due primarily to:

•       an increase in legal fees of approximately $0.8 million;

•       increases in our human resources department expenses of approximately $0.6 million related to additional department headcount, consulting and employee relocation costs;

•       higher expenses of approximately $0.5 million for consultants, contributions and trade association dues in our public and government relations department;

•       an increase in health and dental insurance costs of approximately $0.4 million;

•       approximately $0.2 million of additional expenses related to personnel, consulting and other costs (excluding legal fees) associated with new product development and management;

•       approximately $0.2 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom; offset by

•       a decrease in payroll expense of approximately $0.9 million for the South Carolina Job Development Credit related to employees in our corporate headquarters (of which approximately $0.7 million represents a catchup credit for the years 2003 – 2006).

Loss on impairment of assets.   Loss on impairment of assets in 2007 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended June 30, 2006 and 2007 (dollars in thousands):

			Variance
	2006	2007	Dollars	%
Cash flows provided by (used in):
Operating activities	$59,864	$67,600	$7,736	12.9%
Investing activities	(47,210)	(35,463)	11,747	24.9%
Financing activities	(5,571)	(62,484)	(56,913)	(1,021.6)%
Net increase (decrease) in cash and cash equivalents	7,083	(30,347)	(37,430)	(528.4)%
Cash and cash equivalents, beginning of period	27,259	67,245	39,986	146.7%
Cash and cash equivalents, end of period	$34,342	$36,898	$2,556	7.4%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, pay dividends on our common stock and repurchase shares of our outstanding common stock.

We borrow under our $265.0 million revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $24.7 million, or 12.2% to $226.7 million at June 30, 2007 compared to $202.0 million at June 30, 2006 due primarily to an increase in the number of centers. Advances and fees receivable, net decreased approximately $11.0 million, or 4.6% to $226.7 million at June 30, 2007 compared to $237.7 million at December 31, 2006.

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

During the six months ended June 30, 2006, we did not repurchase any shares of our outstanding common stock. During the six months ended June 30, 2007, 2,826 shares of our common stock were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the day of surrender, those shares had an aggregate value of approximately $41,000.

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

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the six months ended June 30, 2007 compared to the same period in 2006 was due primarily to an increase in non-cash adjustments of $7.2 million and an increase in net income of $3.8 million, partially offset by a net decrease in changes in operating assets and liabilities of $3.3 million.

Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to a $12.1 million decrease in the change in cash invested in advances and fees receivable, partially offset by a $0.8 million increase in purchases of property and equipment.

Cash Flows from Financing Activities

The increase in net cash used in financing activities for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to a $34.3 million increase in payments on our revolving credit facility, a $17.9 million decrease in the non-controlling interest of the variable interest entity, a $2.9 million decrease in the change in book overdrafts and a $1.8 million increase in dividend payments.

Capital Expenditures

For the six months ended June 30, 2006 and 2007, we spent $6.3 million and $7.0 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Prior Off-Balance Sheet Arrangements with the Lending Banks

During the first six months of 2006, we operated as an agent for lending banks in Arkansas and Pennsylvania pursuant to MP&S Agreements. Each lending bank was responsible for evaluating each of its customers’ applications and determining whether the payday cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks’ approval process or in determining their approval procedures or criteria and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks’ payday cash advances and installment loans have never been included in our balance sheet within our advances and fees receivable, net.

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

As a result of the conversion of our Pennsylvania and Arkansas operations to our standard business model in June 2006, the accrual for excess bank losses and gross profit derived from the agency business model has declined to zero. The accrual for excess bank losses that was reported in our balance sheet was $1.0 million as of June 30, 2006. We had no accrual for excess bank losses as of December 31, 2006 and June 30, 2007. Approximately 0.9% of our total center gross profit, in the six months ended June 30, 2006, was derived from the agency business model.

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of June 30, 2007, including periodic interest payments, included the following (dollars in thousands):

			Payment due by December 31,
Contractual Cash Obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and thereafter
Long-term debt obligations:
Revolving credit facility	$66,846	$—	$66,846	$—	$—
Mortgage payable	7,966	398	1,593	1,593	4,382
Note payable	312	69	243	—	—
Operating lease obligations(1)	152,178	32,739	91,522	25,012	2,905
Purchase obligations	1,395	1,395	—	—	—
Total	$228,697	$34,601	$160,204	$26,605	$7,287

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

As of June 30, 2007, we had $66.8 million outstanding on the revolving portion of our credit facility and $14.6 million of letters of credit outstanding, leaving approximately $183.6 million available for future borrowings under our credit facility.

In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of June 30, 2007, the applicable margin for the prime-based rate was 0.75% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interest, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at June 30, 2007.

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

Mortgage Payable.   Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.8 million and $5.6 million at December 31, 2006 and June 30, 2007, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.2 million and $5.0 million at December 31, 2006 and June 30, 2007, respectively.

Operating Lease Obligations

We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessor under three center leases, the aircraft hanger space lease and other office and warehouse space leases are companies controlled by or affiliated with our Chairman. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 10. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of June 30, 2007, our purchase obligations totaled approximately $1.4 million.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2006 or June 30, 2007. The weighted average interest rate on our $104.8 million of variable interest debt as of December 31, 2006 was approximately 8.15%. The weighted average interest rate on our $66.8 million of variable interest debt as of June 30, 2007 was approximately 8.24%.

We had total interest expense of $0.9 million and $2.3 million for the three months ended June 30, 2006 and 2007, respectively. We had total interest expense of $1.8 million and $4.6 million for the six months ended June 30, 2006 and 2007, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $45.0 thousand and $0.2 million for the three months ended June 30, 2006 and 2007, respectively, and approximately $0.1 million and $0.4 million for the six months ended June 30, 2006 and 2007, respectively.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We made no stock repurchases during the three months ended June 30, 2007. As of June 30, 2007, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $80.4 million.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following table summarizes the votes at the Annual Meeting of our stockholders held on May 24, 2007:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors:
George D. Johnson, Jr.	76,565,059	—	1,331,924	—	—
William M. Webster IV	77,167,927	—	729,056	—	—
Stephen K. Benjamin	77,510,305	—	386,678	—	—
Robert H. Chapman III	77,479,454	—	417,529	—	—
Kenneth E. Compton	77,208,284	—	688,699	—	—
Thomas E. Hannah	77,510,159	—	386,824	—	—
Donovan A. Langford III	77,476,957	—	420,026	—	—
W. Olin Nisbet	77,479,554	—	417,429	—	—
Ratification of the appointment of PricewaterhouseCoopers LLP As Independent Auditors for the Company for 2007	77,510,558	374,376	—	12,050	—

ITEM 6.                EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
August 8, 2007	By:	/s/ JOHN I. HILL
John I. Hill
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).