Form 10-Q
period 2007-09-30
Advance America, Cash Advance Centers, Inc.
filed 2007-11-09
CIK 1299704

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-32363

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2332639 (I.R.S. Employer Identification No.)
135 North Church Street Spartanburg, South Carolina 29306 (Address of principal executive offices) (Zip Code)
864-342-5600 (Registrant's telephone number, including area code)
None (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2007
Common Stock, par value $.01 per share	76,577,323 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months and nine months ended September 30, 2007

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

        The factors listed in "Part II. Item 1A. Risk Factors," as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described in "Part II. Item 1A. Risk Factors."

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2006 and September 30, 2007

(in thousands, except per share data)

	December 31, 2006	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$67,245	$32,055
Advances and fees receivable, net	237,725	237,824
Deferred income taxes	11,798	14,394
Other current assets	11,664	15,407

Total current assets	328,432	299,680
Restricted cash	5,446	5,644
Property and equipment, net	63,198	58,482
Goodwill	122,627	127,205
Other assets	5,389	4,304

Total assets	$525,092	$495,315

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,164	$16,200
Accrued liabilities	31,737	30,549
Income taxes payable	14,983	5
Current portion of long-term debt	537	533

Total current liabilities	68,421	47,287
Revolving credit facility	104,835	106,118
Long-term debt	5,678	5,275
Deferred income taxes	13,564	16,836
Other liabilities	157	203

Total liabilities	192,655	175,719

Non-controlling interest in variable interest entity	32,540	31,905
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 79,534 and 77,374 outstanding as of December 31, 2006 and September 30, 2007, respectively	968	968
Paid in capital	285,382	286,778
Retained earnings	118,258	131,667
Common stock in treasury (17,287 and 19,447 shares at cost at December 31, 2006 and September 30, 2007, respectively)	(104,711)	(131,722)

Total stockholders' equity	299,897	287,691

Total liabilities and stockholders' equity	$525,092	$495,315

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2006 and 2007

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Fees and interest charged to customers	$178,521	$183,926	$474,224	$525,948
Marketing, processing and servicing fees	31	—	12,418	—

Total revenues	178,552	183,926	486,642	525,948
Provision for doubtful accounts and agency bank losses	(40,514)	(50,704)	(79,825)	(97,343)

Net revenues	138,038	133,222	406,817	428,605

Center Expenses:
Salaries and related payroll costs	46,661	50,235	139,379	149,191
Occupancy costs	22,113	24,949	64,242	72,168
Center depreciation expense	4,081	4,343	12,034	12,876
Advertising expense	3,780	6,537	13,210	19,438
Other center expenses	12,955	16,561	40,880	44,247

Total center expenses	89,590	102,625	269,745	297,920

Center gross profit	48,448	30,597	137,072	130,685
Corporate and Other Expenses (Income):
General and administrative expenses	12,978	15,043	39,755	44,006
Corporate depreciation expense	902	780	2,798	2,410
Interest expense	2,170	3,168	3,996	7,771
Interest income	(120)	(63)	(419)	(261)
Loss on disposal of property and equipment	334	1,893	825	2,428
Loss on impairment of assets	—	—	—	314

Income before income taxes	32,184	9,776	90,117	74,017
Income tax expense	13,322	3,792	36,559	30,321

Income before income of consolidated variable interest entity	18,862	5,984	53,558	43,696
Income of consolidated variable interest entity	(894)	(251)	(2,267)	(811)

Net income	$17,968	$5,733	$51,291	$42,885

Net income per common share:
Basic	$0.22	$0.07	$0.63	$0.54
Diluted	$0.22	$0.07	$0.63	$0.54
Dividends declared per common share	$0.11	$0.125	$0.33	$0.375
Weighted average number of shares outstanding:
Basic	80,821	78,068	81,489	78,765
Diluted	80,939	78,136	81,584	78,822

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2007

(in thousands, except per share data)

					Common Stock In Treasury
	Common Stock
				Retained Earnings
	Shares	Par Value	Paid-In Capital		Shares	Amount	Total
Balances, December 31, 2006	96,821	$968	$285,382	$118,258	(17,287)	$(104,711)	$299,897
Net income	—	—	—	42,885	—	—	42,885
Dividends paid ($0.375 per share)	—	—	—	(29,429)	—	—	(29,429)
Dividends payable	—	—	—	(47)	—	—	(47)
Purchases of treasury stock	—	—	—	—	(2,074)	(27,009)	(27,009)
Issuance of restricted stock	—	—	—	—	30	—	—
Forfeitures of restricted stock	—	—	383	—	(121)	(383)	—
Vesting of restricted stock issued from treasury stock	—	—	(353)	—	—	353	—
Amortization of restricted stock	—	—	694	—	—	—	694
Stock option expense	—	—	626	—	—	—	626
Issuance of common stock to director in lieu of cash	—	—	46	—	5	28	74

Balances, September 30, 2007	96,821	$968	$286,778	$131,667	(19,447)	$(131,722)	$287,691

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2007

(in thousands)

	2006	2007
Cash flows from operating activities
Net income	$51,291	$42,885
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Income of consolidated variable interest entity	2,267	811
Depreciation	14,832	15,286
Non-cash interest expense	740	743
Provisions for doubtful accounts and agency bank losses	79,825	97,343
Agency bank charge-offs, net of recoveries	(2,803)	—
Deferred income taxes	(4,293)	675
Loss on disposal of property and equipment	825	2,428
Loss on impairment of assets	—	314
Amortization of restricted stock	1,148	694
Stock option expense	710	626
Common stock issued to director in lieu of cash	41	74
Changes in operating assets and liabilities
Fees receivable, net	(10,951)	(19,364)
Other current assets	(7,878)	(3,422)
Other assets	165	356
Accounts payable	(1,578)	(577)
Accrued liabilities	(4,301)	(1,773)
Income taxes payable	(7,357)	(14,978)

Net cash provided by operating activities	112,683	122,121

Cash flows from investing activities
Changes in advances receivable	(96,404)	(77,564)
Changes in restricted cash	(874)	(198)
Acquisitions of business, net of cash acquired	(41)	(4,980)
Proceeds from sale of property and equipment	41	36
Purchases of property and equipment	(10,951)	(12,002)

Net cash used in investing activities	(108,229)	(94,708)

Cash flows from financing activities
Proceeds from revolving credit facility, net	58,905	1,283
Increase (decrease) in non-controlling interest of variable interest entity	15,863	(1,446)
Payments on mortgage payable	(265)	(285)
Payments on note payable	(116)	(122)
Payments on long-term debt	—	(295)
Payments of financing costs	(8)	(11)
Purchases of treasury stock	(32,384)	(27,009)
Payments of dividends	(26,815)	(29,429)
Changes in book overdrafts	3,326	(5,289)

Net cash provided by (used in) financing activities	18,506	(62,603)

Net increase (decrease) in cash and cash equivalents	22,960	(35,190)
Cash and cash equivalents, beginning of period	27,259	67,245

Cash and cash equivalents, end of period	$50,219	$32,055

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,170	$7,248
Income taxes	48,207	47,330
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,163	473
Restricted stock dividends payable	172	47
Net assets acquired through acquisitions of business	—	980

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company's financial condition, have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ended December 31, 2007.

Description of Business

        Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states, the Company previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation ("FDIC") supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company acted as an agent are referred to as the lending banks. The Company no longer operates under the agency business model. The Company's operations in the United Kingdom will be conducted in accordance with applicable English law.

Revenue Recognition

        Revenues can be characterized as fees and/or interest depending on the Company's business operations and product offerings under enabling regulations. Revenue is recognized under the standard business model on a constant-yield basis ratably over the term of each advance. Under the former agency business model, the Company recognized revenue, which consisted of marketing, processing and servicing fees from the lending banks, on a constant-yield basis ratably over the term of each advance and installment loan.

Concentration of Risk

        For the three months ended September 30, 2006 and 2007, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 48% and 47%, respectively, of the Company's total revenues. For the nine months ended September 30, 2006 and 2007, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 47% and 46%, respectively, of the Company's total revenues.

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

Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three and nine months ended September 30, 2006, options to purchase 1,280,000 shares of common stock were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive. For the three and nine months ended September 30, 2007, options to purchase 1,264,583 shares of common stock were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	80,821	78,068	81,489	78,765
Effect of dilutive unvested restricted stock	118	68	95	57

Weighted average number of common shares outstanding—diluted	80,939	78,136	81,584	78,822

Recently Issued Accounting Pronouncement

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The Company is subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2003.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation.

2. Marketing, Processing and Servicing Arrangements

        In connection with the Company's former agency business model, the Company entered into marketing, processing and servicing agreements ("MP&S Agreements") with lending banks that offered payday cash advances and, beginning in July 2005, installment loans.

        During the three and nine months ended September 30, 2006, the Company was compensated under MP&S Agreements with the lending banks for Arkansas and Pennsylvania. Operations in Arkansas and Pennsylvania were converted to operate under state-based legislation during June 2006. The Company now only operates pursuant to enabling state statutes under its standard business model.

        Although the Company marketed, processed and serviced payday cash advances and installment loans made by the lending banks under the agency business model, each lending bank was responsible for evaluating each of its customers' applications and determining whether to approve the payday cash advance or installment loan. The Company was not involved in the lending banks' payday cash advance or installment loan approval process or the determination of their approval procedures or criteria. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks; accordingly, they were never included in the Company's balance sheet.

3. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2006	September 30, 2007
Advances receivable	$195,011	$197,948
Fees and interest receivable	35,300	33,980
Returned items receivable	43,793	51,324
Loans and fees receivable of consolidated variable interest entity	37,701	31,960
Other	2,975	4,706
Allowance for doubtful accounts	(57,396)	(64,775)
Unearned revenues	(19,659)	(17,319)

Advances and fees receivable, net	$237,725	$237,824

4. Allowance for Doubtful Accounts and Accrual for Excess Bank Losses

        Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Beginning balance	$46,196	$56,312	$45,585	$57,396
Provision for doubtful accounts	40,508	50,704	78,395	97,343
Charge-offs	(38,748)	(48,402)	(93,110)	(117,344)
Recoveries	5,422	6,161	22,508	27,380

Ending balance	$53,378	$64,775	$53,378	$64,775

        Changes in the accrual for excess bank losses for the three and nine months ended September 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Beginning balance	$1,014	$—	$1,373	$—
Provision for agency bank losses	6	—	1,430	—
Charge-offs	(1,236)	—	(4,752)	—
Recoveries	216	—	1,949	—

Ending balance	$—	$—	$—	$—

        The provision for agency bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks' contractual obligations.

        The total changes in the allowance for doubtful accounts and the accrual for excess bank losses for the three and nine months ended September 30, 2006 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Beginning balance	$47,210	$56,312	$46,958	$57,396
Provision for doubtful accounts and agency bank losses	40,514	50,704	79,825	97,343
Charge-offs	(39,984)	(48,402)	(97,862)	(117,344)
Recoveries	5,638	6,161	24,457	27,380

Ending balance	$53,378	$64,775	$53,378	$64,775

5. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2006	September 30, 2007
Employee compensation	$12,038	$7,944
Workers' compensation	3,754	3,841
Health and dental insurance	3,495	3,694
Lease smoothing	2,924	2,764
Advertising	2,001	272
Construction in progress	1,563	473
Center closing costs	618	2,223
Accounting and tax	661	1,034
Property, sales and franchise taxes	622	1,071
Legal	885	2,832
Other	3,176	4,401

Total	$31,737	$30,549

6. Income Taxes

        Income tax expense for the three and nine months ended September 30, 2006 and 2007 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Current
Federal	$17,394	$1,274	$36,567	$24,827
State	1,170	216	4,979	4,819

	18,564	1,490	41,546	29,646
Deferred	(5,242)	2,302	(4,987)	675

Total	$13,322	$3,792	$36,559	$30,321

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate for the three and nine months ended September 30, 2006 and 2007 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net	4.3	4.4	4.3	4.4
Other	2.1	(0.6)	1.3	1.6

Effective income tax rate	41.4%	38.8%	40.6%	41.0%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	December 31, 2006	September 30, 2007
Deferred tax assets
Accrued expenses	$4,764	$6,511
Bad debts	7,684	8,398
Net operating loss carryforwards	260	199
State credit carryforwards	1,012	1,244
Depreciation	224	—
Other	646	950
Valuation allowance	(260)	(199)

Total deferred tax assets	14,330	17,103

Deferred tax liabilities
Goodwill	(13,609)	(15,766)
Prepaid expenses	(1,822)	(1,758)
Depreciation	—	(1,356)
Book versus tax basis difference for aircraft	(665)	(665)

Total deferred tax liabilities	(16,096)	(19,545)

Net deferred tax liability	$(1,766)	$(2,442)

        As of December 31, 2006 and September 30, 2007, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $0.3 million and $0.2 million, respectively, which will begin to expire in 2014. A valuation allowance of approximately $0.2 million has been recorded at September 30, 2007 because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2006 and September 30, 2007, the Company had credit carryforwards for state income tax purposes totaling approximately $1.0 million and $1.2 million, respectively, which will begin to expire in 2010.

        Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

7. Commitments and Contingencies

        The Company is involved in several active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators. The Company is vigorously defending against all these actions. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings. Accordingly, no accrual has been recorded for any of these matters as of September 30, 2007.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleges that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the loans, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. Ms. McGinnis' claims are subject to an arbitration agreement and the Company is seeking to compel Ms. McGinnis to arbitrate her claims and stay the above identified state court action.

  Phyliss Garrett v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On July 3, 2007, Phyliss Garrett filed a motion for contempt in the Circuit Court of Clark County, Arkansas alleging a violation of the 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas and incorporated into a court order. The relief sought by the plaintiff is substantially similar to the relief sought in the Brenda McGinnis lawsuit described above.

  Kelvin White v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On May 31, 2007, Kelvin White and two other individuals filed a lawsuit in the Circuit Court of Ouachita County, Arkansas making substantially similar allegations and seeking substantially similar relief to the Brenda McGinnis lawsuit described above.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company, the Company's subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001 in the Circuit Court of Palm Beach County, Florida. The Circuit Court recently permitted Tiffany Kelly to join as a plaintiff. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations and relief sought are nearly identical to those alleged in the first Betts and Reuter lawsuit.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. In July 2007, the court determined that certain aspects of the Company's Choice Line of Credit required the Company to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company has filed a notice of appeal with the Pennsylvania Supreme Court and is not permitted to conduct its lending activities in Pennsylvania while the appeal is pending.

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

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that the Company was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages.

  King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company's Vice Chairman, and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The

complaint alleges that BankWest was not the "true lender" and that the Company was the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants have denied the plaintiffs' claims and intend to continue to resist plaintiffs' efforts to conduct class arbitration.

  Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        The Company's Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company's Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In its holding, the court ruled that BankWest was the "true lender." In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court's grant of summary judgment to the Company. Accordingly, this case will proceed to trial before the U.S. Bankruptcy Court. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock could serve as a basis for future claims against the Company.

  Cynthia Williams v. Advance America, Cash Advance Centers of Missouri, Inc.

        On August 6, 2007, Cynthia Williams filed a class action lawsuit against the Company's Missouri subsidiary in the Circuit Court of St. Louis County, Missouri alleging violations of certain Missouri loan laws and the Missouri Merchandising Practices Act. The complaint alleges the Company's subsidiary in Missouri exceeded the maximum lawful interest rate, illegally limited the number of loan renewals, and failed to adequately reduce the principal amount of the loan when a customer obtained a loan renewal. The complaint seeks compensatory and punitive damages, attorneys' fees, interest, costs and a constructive trust and equitable lien on all money paid by the class. The Company has removed the case to the United States District Court for the Western District of Missouri and filed a motion to transfer the case to the United States District Court for the Eastern District of Missouri.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. Webster, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Company has appealed this order and is awaiting a ruling from the North Carolina Court of Appeals.

  Class Actions Against South Carolina Subsidiary

        Seven separate putative class actions have been filed in South Carolina against the Company's subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John & Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric & Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson & Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; and Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate the customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each of the lawsuits has been removed to the United States District Court for the District of South Carolina.

  Franciso J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

        On September 12, 2007, Franciso Gonzalez filed a collective action lawsuit against the Company's subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas Pay Day Act. The complaint alleges the Company's subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys' fees, interest and costs.

  Other Matters

        The Company is also involved in other litigation and administrative proceedings that are incidental to its business, including contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protections laws.

8. Capital Stock and Stock-Based Compensation Plans

        On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company's stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. During the three and nine months ended September 30, 2006, the Company repurchased 2,292,000 shares of its common stock pursuant to its stock repurchase program at a cost of approximately $32.4 million. During the three and nine months ended September 30, 2007, the Company repurchased 2,070,700 shares of its common stock at a cost of approximately $27.0 million. Additionally, during the nine months ended September 30, 2007, 2,826 shares of common stock were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

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

        The Company's 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options and other stock awards to certain directors, officers and other key employees of the Company. Additionally, during 2005, the Company granted stock options and shares of restricted stock to its President and Chief Executive Officer under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively. Both of these agreements are separate from the Company's 2004 Omnibus Stock Plan.

        Restricted stock grants under the Company's stock-based compensation plans generally vest in equal annual installments over three, five or eight years from the date of grant. Stock option grants under the Company's stock-based compensation plans are generally exercisable in equal annual installments over three, five or eight years from the date of grant and generally expire ten years after the date of grant.

        The grant date fair value of all shares of restricted stock was based on the market value of the Company's common stock on the dates of grant. These amounts are being expensed ratably over each award's respective vesting period.

        All stock options were granted with an exercise price equal to the market value of the Company's common stock on the dates of grant. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

  •
  Expected term—The expected term represents the period during which the Company's stock options are expected to be outstanding. The Company based its determination of the expected term by giving consideration to the contractual terms of the stock options awards, vesting schedules, expectations of future employee behavior and published academic research regarding exercise behavior.

  •
  Expected volatility—The expected volatility represents the amount by which the price of the underlying shares has fluctuated or is expected to fluctuate during the expected term. As of the stock option grant dates, the Company was still a relatively new public company with limited historical data regarding the volatility of the price of its publicly-traded shares and had no other publicly-traded financial instruments from which to derive implied volatility. As such, the Company based its estimated volatility on the historical stock price volatility of other public companies in its industry, which the Company believes is representative of its expected future volatility over the expected term of its options.

  •
  Expected dividends—The Company used its expected dividend yield as of each stock option grant date as its expected dividends over the expected term of the options.

  •
  Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

        To estimate each stock option's weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the nine months ended September 30, 2006 and 2007:

	2006	2007
Expected term (years)	4.41	4.41
Expected volatility	47%	45%
Expected dividends (yield)	3.6%	3.2%
Risk-free rate	4.63%	4.29%

        The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2006 and 2007 were $4.85 per option and $4.33 per option, respectively, and are being expensed ratably over each award's respective vesting period.

        The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2007 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,264,583	245,417
Range of exercise prices	$12.11–$14.70	$12.11–$14.70
Weighted-average exercise price	$12.77	$13.09
Aggregate intrinsic value (in thousands)	$(2,660)	$(594)
Weighted-average remaining contractual term (years)	8.1	6.9

        A summary of the Company's authorized and available shares, activity for the nine months ended September 30, 2007, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

					Weighted Average Stock Option Exercise Price
		Outstanding
	Authorized	Restricted Stock	Stock Options	Available For Grant
At December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	$12.61
Authorized	—	—	—	—	—
Granted	—	30,000	210,000	(240,000)	13.15
Exercised	—	—	—	—	—
Canceled	—	(121,056)	(225,417)	346,473	12.19

At September 30, 2007	5,200,000	497,988	1,264,583	3,437,429	$12.77

        A summary of the Company's restricted stock activity for the nine months ended September 30, 2007 and the weighted average grant-date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	420,800	$12.99
Granted	30,000	12.63
Vested	(8,444)	14.65
Forfeited	(121,056)	14.44

Nonvested at September 30, 2007	321,300	$12.37

        No restricted shares vested during the nine months ended September 30, 2006. The total grant date fair value of restricted shares vested during the nine months ended September 30, 2007 was approximately $0.1 million and the total market value of these shares on the dates vested was approximately $0.1 million.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2006 and 2007 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Restricted stock	$389	$(90)	$1,148	$694
Stock options	243	137	710	626

Total stock-based compensation expense	$632	$47	$1,858	$1,320

        As of September 30, 2007, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $7.5 million. The weighted average period over which this expense is expected to be recognized is approximately 4.8 years.

9. Transactions with Variable Interest Entity

        The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization ("CSO") under Texas law. In connection with operating as a CSO, the Company is a party to a credit services organization agreement ("CSO Agreement") with an unaffiliated third-party lender. The CSO Agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

        The Company has determined that the lender is a variable interest entity ("VIE") under Financial Accounting Standards Board Financial Interpretation No. 46 (Revised) ("FIN 46(R)"). The Company has neither an equity interest nor voting rights in the lender and has no input into the management of the lender. However, the Company has determined that it is the primary beneficiary of the VIE because the Company has committed to reimburse the lender for the full amount of the loans and all related fees that are not paid by the customers for all loans that are processed under the CSO Agreement. As a result, the Company has consolidated the lender into the Company's financial statements.

        The impact of the consolidation of this VIE on the Company's September 30, 2006 and 2007 consolidated balance sheets was to increase (decrease) the following balance sheet accounts as follows (in thousands):

	2006	2007
Cash and cash equivalents	$9,701	$1,198
Advances and fees receivable, net	29,516	31,855
Accounts payable	—	3,986
Accrued liabilities	48	(3,409)
Income taxes payable	—	571
Non-controlling interest in variable interest entity	39,169	31,905

        The impact of the consolidation of this VIE on the Company's consolidated statements of income for the three and nine months ended September 30, 2006 and 2007 was to increase the following income statement accounts as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues	$1,443	$1,407	$3,357	$4,184
Other center expenses	294	241	835	695
Interest expense	255	728	255	2,107
Income tax expense	—	187	—	571
Income of consolidated variable interest entity	894	251	2,267	811

10. Related Party Transactions

        Included in center expenses are expenses for center leases with related parties of approximately $9,000 and $15,000 for the three months ended September 30, 2006 and 2007, respectively, and approximately $35,000 and $38,000 for the nine months ended September 30, 2006 and 2007, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses and operating leases for office and warehouse space, of approximately $45,000 and $65,000 for the three months ended September 30, 2006 and 2007, respectively, and approximately $369,000 and $218,000 for the nine months ended September 30, 2006 and 2007, respectively.

        In addition, under a time-share arrangement, the Company's Chairman and Vice Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's Chairman and formerly owned, in part, by the Company's Vice Chairman. Included in accrued liabilities at September 30, 2007 is a $10,000 liability related to this arrangement.

11. Subsequent Events

        On October 17, 2007, the Company entered into a Seventh Amendment to its credit facility to exclude from certain financial covenants the charges and losses incurred in connection with the recently announced closing of 103 centers in Pennsylvania, Oregon and elsewhere. The amendment also permits the Company to have deferred purchase price obligations (including, without limitation, earn-out payment obligations) for acquisitions that are otherwise allowed under the credit facility.

        On October 24, 2007, the Company announced that its Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on December 7, 2007 to shareholders of record on November 27, 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in "Item 1. Financial Statements." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see "Part II. Item 1A. Risk Factors" and "Forward-Looking Statements" for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of September 30, 2007, we operated 2,910 centers in 37 states in the United States and 11 centers in the United Kingdom. Of the 103 center closings we announced on September 20, 2007, 31 centers were closed as of September 30, 2007 and the remaining centers will be closed during the fourth quarter of 2007. After closing our centers in Oregon, we will operate in 36 states.

        Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). In certain states, we previously conducted business as a marketing, processing and servicing agent for FDIC supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. We currently operate all of our centers under the standard business model. In Texas, where we operate as a credit services organization ("CSO"), we refer customers to a third-party lender that may approve and fund advances to customers. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses. During 2006, we began offering the Advance America Choice-Line of Credit to customers in Pennsylvania and installment loans to customers in Illinois. As a result of a July 2007 ruling in Pennsylvania, we ceased offering the Choice-Line of Credit. In the United Kingdom, we have recently started offering short term advances, check cashing and other related financial products and providing limited licenses of our services to independent operators.

        We provide advances and charge fees and/or interest as specified by the laws of the jurisdictions where we operate. In the states where we previously operated under the agency business model, the lending banks provided advances and installment loans and charged fees and/or interest as specified by the laws of the states in which they were located and consistent with the regulatory authority of the FDIC and federal banking law. The permitted size of an advance varies by jurisdiction and ranges from $50 to $1,000. The permitted fees and/or interest on an advance also vary by jurisdiction and range from 10% to 22% of the amount of a payday cash advance. Fees and interest for the line of credit product consisted of a monthly service fee for the line of credit plus interest on the average outstanding balance. Fees and interest for installment loans are larger relative to the size of the advance because of the longer term of this product.

        Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds ("NSF") in the customer's account or other reasons. In three states, we are also permitted to charge a late fee, the amount of which varies by state. In Texas, the third-party lender charges a late fee on its loan in accordance with state law.

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

  •
  enters into an agreement governing the terms of the advance, including the customer's agreement to repay the advance in full on or before a specified due date (usually the customer's next payday), and our agreement to defer the presentment or deposit of the customer's check until the due date of the advance;

  •
  writes a personal check to cover the amount of the advance plus charges for applicable fees and/or interest; and

  •
  makes an appointment to return on the specified due date of the advance to repay the advance plus the applicable charges and to reclaim his or her check.

        Under the standard business model, we determine whether to approve an advance to our customers (except in Texas, where the third-party lender makes this determination). We do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for advances, other than requiring proof of identification, bank account and income source, as described above. We also consider the customer's income in determining the amount of the advance. Under the agency business model, the lending banks determined whether to approve an advance or installment loan utilizing third-party credit scores to evaluate and approve the customer's application.

  Repayment and Collection Process

        If a customer does not return to repay the amount due, the center manager has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer's personal check. If the center manager has decided to commence past-due collection efforts in place of depositing the customer's personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer's check for a cashier's check, if funds are available.

        If a customer is unable to meet his or her current repayment for an advance, they may qualify for an extended payment plan ("Payment Plan"). In most states, the terms of our Payment Plan conform to the Community Financial Services Association of America's best practices and guidelines for Extended Payment Plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan, which calls for scheduled payments that coincide with the customer's next four paydays, once every twelve months, with no fee or additional charge to enter a Payment Plan. In some states, a customer may enter into a Payment Plan more frequently. We will not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, center personnel may resume our normal collection procedures. We do not offer a Payment Plan for installment loans, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.

        If, at the end of the past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is then deposited. For the year ended December 31, 2006, approximately 5.7% of total customer checks were deposited. For the nine months ended September 30, 2007, approximately 6.0% of total customer checks were deposited. Additional collection efforts are not required if the customer's deposited check clears. For the year ended December 31, 2006, approximately 22% of deposited customer checks cleared (i.e., were not returned NSF). For the nine months ended September 30, 2007, approximately 24% of deposited customer checks cleared. If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

  Selected Operating Data

        The following table presents key operating data for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Number of centers open at end of period	2,745	2,921	2,745	2,921
Number of customers served—all credit products (thousands)	903	924	1,293	1,327
Number of payday cash advances originated (thousands)	3,119	3,127	8,524	8,766
Aggregate principal amount of payday cash advances originated (thousands)	$1,106,621	$1,128,365	$3,003,943	$3,141,595
Average amount of each payday cash advance originated	$355	$361	$352	$358
Average charge to customers for providing and processing a payday cash advance	$55	$53	$55	$55
Average duration of a payday cash advance (days)	16.2	16.5	16.1	16.4
Average number of lines of credit outstanding during the period (thousands)(1)	18	26	16	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	$8,326	$11,446	$7,549	$10,377
Average principal amount on each line of credit outstanding during the period	$470	$438	$470	$429
Number of installment loans originated (thousands)	—	9	17	23
Aggregate principal amount of installment loans originated (thousands)	—	$3,552	$8,865	$9,708
Average principal amount of each installment loan originated	—	$417	$518	$414
Average charge to customers for providing and processing an installment loan(2)	—	$547	$357	$543

(1)
The Company offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the nine months ended September 30, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. For the three and nine months ended September 30, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

  Revenues and Expenses

        We have historically derived our revenues from (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the three and nine months ended September 30, 2006 and 2007 consisted of (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$178.5	100.0	$183.9	100.0	$474.2	97.4	$525.9	100.0
Marketing, processing and servicing fees	—	—	—	—	12.4	2.6	—	—

Total revenues	$178.5	100.0	$183.9	100.0	$486.6	100.0	$525.9	100.0

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

  Operations in Pennsylvania and Arkansas

        In February 2006, the FDIC instructed the lending banks, including those for which we still acted as a marketing, processing and servicing agent in Pennsylvania and Arkansas, to discontinue offering advances and installment loans if they could not adequately address the FDIC's continued concerns. In response, the lending banks in Pennsylvania and Arkansas stopped originating payday cash advances and installment loans.

        As a result of the lending bank for Pennsylvania ceasing to originate advances and loans, our revenues and center gross profit from Pennsylvania significantly decreased during the second quarter of 2006. Through August 28, 2006, we continued to service all of this lending bank's advances and installment loans that were outstanding as of March 27, 2006. In June 2006, we began offering the Advance America Choice-Line of Credit ("Choice-Line") in Pennsylvania. The Choice-Line product allowed customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances.

        In September 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that we were providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. On July 31, 2007, we announced that an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations that the court found to violate Pennsylvania law and cease collecting monthly participation fees. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies." During the three months ended September 30, 2007, we closed 31 centers in Pennsylvania. The severance, lease termination and write-off of the undepreciated costs of fixed assets in these centers totaled approximately $0.8 million. Additionally, we recorded a charge of approximately $6.0 million for the write down of receivables, which includes the impaired receivables for our remaining 67 centers. We have no current plans to shut down all of our remaining centers in Pennsylvania and are actively exploring other options and product lines for meeting customer demand in the state.

        While we continue to explore options that would enable us to meet our customers' needs, we continue to staff our remaining centers in Pennsylvania at minimal levels with our employees focused on collection efforts. For each month that these centers continue to operate, we expect to incur approximately $0.7 million in center operating expenses with no corresponding revenues. We estimate that severance, lease termination, write-down of the undepreciated costs of fixed assets and the cost to vacate the premises will approximate $1.6 million if it becomes necessary to close our remaining centers in Pennsylvania. We do not believe that the changes in our Pennsylvania operations as a result of the court's ruling will result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Pennsylvania for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues/(losses)	$7,735	$(8,272)	$16,405	$9,503
Total center expenses	3,680	3,812	10,993	11,094

Center gross profit/(loss)	$4,055	$(12,084)	$5,412	$(1,591)

        As a result of the lending bank for Arkansas ceasing to originate advances and loans, our revenues and center gross profit in Arkansas also deteriorated significantly during the second quarter of 2006. We continued, through September 8, 2006, to service all of this lending bank's installment loans and payday cash advances that were outstanding as of April 8, 2006 and June 24, 2006, respectively. In June 2006, we began operating in Arkansas under existing state-based legislation and directly providing check-cashing services to customers in Arkansas.

        The following is a summary of financial information for our operations in Arkansas for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues	$1,040	$1,375	$3,271	$3,739
Total center expenses	954	943	2,859	2,734

Center gross profit	$86	$432	$412	$1,005

  Operations in Oregon

        In July 2007, legislation in Oregon became effective that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it is no longer economically viable to continue to operate in Oregon and, as previously announced, we are closing all 45 of our Oregon centers. During the three months ended September 30, 2007, we recorded closing costs for severance, lease termination and write-off of the undepreciated costs of fixed assets in these centers which totaled approximately $1.2 million. Additionally, we recorded a charge of approximately $0.7 million for the write down of receivables.

        The following is a summary of financial information for our operations in Oregon for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues/(losses)	$1,494	$(696)	$4,518	$2,694
Total center expenses	1,835	1,961	5,344	5,278

Center gross profit/(loss)	$(341)	$(2,657)	$(826)	$(2,584)

  Acquisitions in the United Kingdom

        During the nine months ended September 30, 2007, our United Kingdom subsidiary completed three acquisitions in the United Kingdom consisting of a total of 11 centers and 85 limited licensees for an aggregate purchase price, including transaction-related costs, of approximately $5.6 million in cash and an increase in goodwill of approximately $4.6 million.

  Centers

        The following table lists the number of centers by state at December 31, 2006 and September 30, 2007:

State	December 31, 2006	September 30, 2007
Alabama	140	143
Arizona	60	58
Arkansas	30	30
California	302	298
Colorado	67	71
Delaware	14	15
Florida	248	256
Idaho	15	12
Illinois	72	78
Indiana	123	117
Iowa	37	36
Kansas	56	56
Kentucky	43	42
Louisiana	76	85
Michigan	137	147
Mississippi	53	58
Missouri	84	89
Montana	8	7
Nebraska	24	23
Nevada	11	15
New Hampshire	20	24
New Mexico	12	12
North Dakota	8	8
Ohio	231	241
Oklahoma	67	66
Oregon(1)	53	45
Pennsylvania(2)	99	67
Rhode Island	15	16
South Carolina	129	135
South Dakota	12	12
Tennessee	65	64
Texas	231	253
Utah	—	3
Virginia	142	147
Washington	110	109
Wisconsin	52	62
Wyoming	7	10

Total United States	2,853	2,910
United Kingdom	—	11

Total	2,853	2,921

(1)
As previously announced, we will close all centers in Oregon during the fourth quarter of 2007.

(2)
As previously announced, we have suspended operations in Pennsylvania.

  New centers

        We opened 91 and 47 new centers during the three months ended September 30, 2006 and 2007, respectively. We opened 179 and 153 new centers during the nine months ended September 30, 2006 and 2007, respectively.

  Closed centers

        We closed 16 and 45 (including 31 in Pennsylvania) centers during the three months ended September 30, 2006 and 2007, respectively. We closed 38 and 96 (including 32 in Pennsylvania) centers during the nine months ended September 30, 2006 and 2007, respectively. Of the 103 center closings we announced on September 20, 2007, 31 centers were closed as of September 30, 2007 and the remaining 72 centers will be closed during the fourth quarter of 2007. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.3 million and $4.5 million in the three months ended September 30, 2006 and 2007, respectively. We recorded expenses related to center closures, including loss on impairment of assets, of approximately $1.2 million and $5.5 million in the nine months ended September 30, 2006 and 2007, respectively. Additionally, during the third quarter of 2007, we recorded approximately $6.7 million in charges related to the write-down of receivables in Pennsylvania and Oregon.

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

        For those states where we operate under the standard business model, we record this estimate of probable losses on receivables as a reduction of advances and receivables, net on our balance sheet. For those states where we previously operated as a marketing, processing and servicing agent for a lending bank under the former agency business model, the estimate of probable losses was reduced by the lending bank's contractual obligation for such losses to arrive at an estimate of excess loan losses. We recorded this as an accrual for excess bank losses, a current liability on our balance sheet.

        We have charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts (or the accrual for excess bank losses) and credited any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts (or the accrual for excess bank losses).

        Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer's bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus the original fee. Under the agency business model, unpaid payday cash advances and the related fees and/or interest generally were charged off 60 days from the due date and unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check was returned by the customer's bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

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

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The third quarter of 2006 began on a Saturday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances). The third quarter of 2007 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Sunday (a relative low point in weekly receivable balances).

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of September 30, 2007, if average default rates were 5% higher or lower, the allowance for doubtful accounts would change by approximately $3.2 million.

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

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2006 and September 30, 2007 financial statements include accruals of approximately $3.5 million and $3.7 million, respectively, for the self-insured portion of our health and dental insurance and approximately $3.8 million and $3.8 million, respectively, for workers' compensation. We recognize our obligations associated with those benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. In 2007, revisions to our estimated claims lag for our health and dental insurance resulted in an increase in salaries and related payroll costs of approximately $0.1 million for the three months ended September 30, 2007 and resulted in reductions in salaries and related payroll costs and general and administrative expenses of approximately $0.6 million and $0.1 million, respectively, for the nine months ended September 30, 2007. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender. We have determined that the third-party lender is a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)"). We have neither an equity interest nor voting rights in the lender and have no input into the management of the lender. However, we determined that we are the primary beneficiary of the VIE because we have committed to reimburse the lender for the full amounts of the loans and all related fees that are not paid by the customers. As a result, we have consolidated the lender as of September 30, 2006 and 2007. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Transactions with Variable Interest Entity" for the impact of adopting FIN 46(R) on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of September 30, 2007, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $7.5 million. The weighted average period over which this expense is expected to be recognized is approximately 4.8 years. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Capital Stock and Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

  Recently Issued Accounting Pronouncement

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. We are subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2003.

Results of Operations

  Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

        The following tables set forth our results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2006		2007		Variance Favorable/(Unfavorable)
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$178,521	129.3%	$183,926	138.1%	$5,405	3.0%
Marketing, processing and servicing fees	31	—	—	—	(31)	(100.0)%

Total revenues	178,552	129.3%	183,926	138.1%	5,374	3.0%
Provision for doubtful accounts and agency bank losses	(40,514)	(29.3)%	(50,704)	(38.1)%	(10,190)	(25.2)%

Net revenues	138,038	100.0%	133,222	100.0%	(4,816)	(3.5)%

Center Expenses:
Salaries and related payroll costs	46,661	33.8%	50,235	37.7%	(3,574)	(7.7)%
Occupancy costs	22,113	16.0%	24,949	18.7%	(2,836)	(12.8)%
Center depreciation expense	4,081	3.0%	4,343	3.3%	(262)	(6.4)%
Advertising expense	3,780	2.7%	6,537	4.9%	(2,757)	(72.9)%
Other center expenses	12,955	9.4%	16,561	12.4%	(3,606)	(27.8)%

Total center expenses	89,590	64.9%	102,625	77.0%	(13,035)	(14.5)%

Center gross profit	48,448	35.1%	30,597	23.0%	(17,851)	(36.8)%
Corporate and Other Expenses (Income):
General and administrative expenses	12,978	9.4%	15,043	11.3%	(2,065)	(15.9)%
Corporate depreciation expense	902	0.7%	780	0.6%	122	13.5%
Interest expense	2,170	1.6%	3,168	2.3%	(998)	(46.0)%
Interest income	(120)	(0.1)%	(63)	—	(57)	(47.5)%
Loss on disposal of property and equipment	334	0.2%	1,893	1.4%	(1,559)	(466.8)%

Total corporate and other expenses	16,264	11.8%	20,821	15.6%	(4,557)	(28.0)%

Income before income taxes	32,184	23.3%	9,776	7.4%	(22,408)	(69.6)%
Income tax expense	13,322	9.7%	3,792	2.9%	9,530	71.5%

Income before income of consolidated variable interest entity	18,862	13.6%	5,984	4.5%	(12,878)	(68.3)%
Income of consolidated variable interest entity	(894)	(0.6)%	(251)	(0.2)%	643	71.9%

Net income	$17,968	13.0%	$5,733	4.3%	$(12,235)	(68.1)%

	Three Months Ended September 30,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,670	2,909
Opened	91	47
Acquired	—	10
Closed	(16)	(45)

Number of centers open at end of period	2,745	2,921

Weighted average number of centers open during the period	2,710	2,923
Number of customers served — all credit products (thousands)	903	924
Number of payday cash advances originated (thousands)	3,119	3,127
Aggregate principal amount of payday cash advances originated (thousands)	$1,106,621	$1,128,365
Average amount of each payday cash advance originated	$355	$361
Average charge to customers for providing and processing a payday cash advance	$55	$53
Average duration of a payday cash advance (days)	16.2	16.5
Average number of lines of credit outstanding during the period (thousands)(1)	18	26
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	$8,326	$11,446
Average principal amount on each line of credit outstanding during the period	$470	$438
Number of installment loans originated (thousands)	—	9
Aggregate principal amount of installment loans originated (thousands)	—	$3,552
Average principal amount of each installment loan originated	—	$417
Average charge to customers for providing and processing an installment loan(2)	—	$547

(1)
The Company offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the three months ended September 30, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

	Three Months Ended September 30,
	2006		2007		Variance Favorable/ (Unfavorable)
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$50.9	100.0%	$45.6	100.0%	$(5.3)	(10.4)%
Center expenses:
Salaries and related payroll costs	17.2	33.8%	17.2	37.7%	—	—
Occupancy costs	8.2	16.0%	8.5	18.7%	(0.3)	(3.7)%
Center depreciation expense	1.5	3.0%	1.5	3.3%	—	—
Advertising expense	1.3	2.7%	2.2	4.9%	(0.9)	(69.2)%
Other center expenses	4.8	9.4%	5.7	12.4%	(0.9)	(18.8)%

Total center expenses	33.0	64.9%	35.1	77.0%	(2.1)	(6.4)%

Center gross profit	$17.9	35.1%	$10.5	23.0%	$(7.4)	(41.3)%

  Revenue Analysis

        Total revenues increased approximately $5.4 million during the three months ended September 30, 2007 compared to the same period in 2006. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,543 centers opened prior to July 1, 2006 and still open as of September 30, 2007 decreased $0.5 million from $174.1 million for the three months ended September 30, 2006 to $173.6 million for the same period in 2007. Centers opened prior to July 1, 2006 were at least three months and fifteen months old as of September 30, 2006 and 2007, respectively. Total revenues for the 378 centers opened after July 1, 2006 and still open as of September 30, 2007 increased $8.8 million from $0.3 million for the three months ended September 30, 2006 to $9.1 million for the same period in 2007. Total revenues for the remaining 127 centers that closed represented a decrease of approximately $2.9 million for the three months ended September 30, 2007 compared to the same period in 2006.

        As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 27.6% for the three months ended September 30, 2007 from 22.7% for the same period in 2006. In both periods, the provision was reduced by the sales of certain customer debt, the proceeds of which were approximately $1.7 million for the three months ended September 30, 2007 compared to $1.0 million for the same period in 2006. Excluding the sales of debt in both periods, the provision as a percentage of total revenues increased from 23.2% in 2006 to 28.5% in 2007. In 2007, the provision increased primarily due to approximately $6.7 million in charges related to the suspension of operations in Pennsylvania and Oregon and a continued increase in loss rates.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs for the three months ended September 30, 2007 was due primarily to the new centers opened in 2006 and 2007 as well as severance costs of approximately $0.6 million in 2007 related to center closures and higher medical claims costs of approximately $0.8 million in 2007 for our self-insured health and dental insurance, of which approximately $0.1 million was due to the revision in 2007 of our estimated claims lag. We averaged approximately 2.20 and 1.95 full-time equivalent field employees, including district directors, per center during the three months ended September 30, 2006 and 2007, respectively.

        Occupancy costs and center depreciation expense.    The increases in occupancy costs and center depreciation expense for the three months ended September 30, 2007 were due primarily to the new centers opened in 2006 and 2007.

        Advertising expense.    Advertising expense increased for the three months ended September 30, 2007 compared to the same period in 2006 due primarily to higher marketing expenditures in 2007 tied to the introduction of new products and a more aggressive overall marketing strategy.

        Other center expenses.    The increase in other center expenses for the three months ended September 30, 2007 was due to the new centers opened in 2006 and 2007 as well as higher center closure costs of approximately $2.5 million in 2007.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses for the three months ended September 30, 2007 was due primarily to:

  •
  an increase in legal fees of approximately $0.7 million;

  •
  approximately $0.6 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom;

  •
  approximately $0.5 million of additional expenses related to personnel, consulting and other costs (excluding legal fees and severance) associated with new product development and management; and

  •
  approximately $0.9 million of severance costs related to the termination of certain executives, partially offset by a reduction in stock-based compensation expense of approximately $0.6 million primarily due to these executives' forfeitures of restricted stock and stock option awards.

        Loss on disposal of property and equipment.    The increase in loss on disposal of property and equipment in 2007 is primarily due to the write-off of the undepreciated costs of fixed assets in centers closed and in centers identified for closure.

Results of Operations

  Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

        The following tables set forth our results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2006		2007		Variance Favorable/(Unfavorable)
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
		(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$474,224	116.6%	$525,948	122.7%	$51,724	10.9%
Marketing, processing and servicing fees	12,418	3.0%	—	—	(12,418)	(100.0)%

Total revenues	486,642	119.6%	525,948	122.7%	39,306	8.1%
Provision for doubtful accounts and agency bank losses	(79,825)	(19.6)%	(97,343)	(22.7)%	(17,518)	(21.9)%

Net revenues	406,817	100.0%	428,605	100.0%	21,788	5.4%

Center Expenses:
Salaries and related payroll costs	139,379	34.3%	149,191	34.8%	(9,812)	(7.0)%
Occupancy costs	64,242	15.8%	72,168	16.9%	(7,926)	(12.3)%
Center depreciation expense	12,034	3.0%	12,876	3.0%	(842)	(7.0)%
Advertising expense	13,210	3.2%	19,438	4.5%	(6,228)	(47.1)%
Other center expenses	40,880	10.0%	44,247	10.3%	(3,367)	(8.2)%

Total center expenses	269,745	66.3%	297,920	69.5%	(28,175)	(10.4)%

Center gross profit	137,072	33.7%	130,685	30.5%	(6,387)	(4.7)%
Corporate and Other Expenses (Income):
General and administrative expenses	39,755	9.7%	44,006	10.3%	(4,251)	(10.7)%
Corporate depreciation expense	2,798	0.7%	2,410	0.5%	388	13.9%
Interest expense	3,996	1.0%	7,771	1.8%	(3,775)	(94.5)%
Interest income	(419)	(0.1)%	(261)	(0.1)%	(158)	(37.7)%
Loss on disposal of property and equipment	825	0.2%	2,428	0.6%	(1,603)	(194.3)%
Loss on impairment of assets.	—	—	314	0.1%	(314)	(100.0)%

Total corporate and other expenses	46,955	11.5%	56,668	13.2%	(9,713)	(20.7)%

Income before income taxes	90,117	22.2%	74,017	17.3%	(16,100)	(17.9)%
Income tax expense	36,559	9.0%	30,321	7.1%	6,238	17.1%

Income before income of consolidated variable interest entity	53,558	13.2%	43,696	10.2%	(9,862)	(18.4)%

Income of consolidated variable interest entity	(2,267)	(0.6)%	(811)	(0.2)%	1,456	64.2%

Net income	$51,291	12.6%	$42,885	10.0%	$(8,406)	(16.4)%

	Nine Months Ended September 30,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,604	2,853
Opened	179	153
Acquired	—	11
Closed	(38)	(96)

Number of centers open at end of period	2,745	2,921

Weighted average number of centers open during the period	2,643	2,881
Number of customers served — all credit products (thousands)	1,293	1,327
Number of payday cash advances originated (thousands)	8,524	8,766
Aggregate principal amount of payday cash advances originated (thousands)	$3,003,943	$3,141,595
Average amount of each payday cash advance originated	$352	$358
Average charge to customers for providing and processing a payday cash advance	$55	$55
Average duration of a payday cash advance (days)	16.1	16.4
Average number of lines of credit outstanding during the period (thousands)(1)	16	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	$7,549	$10,377
Average principal amount on each line of credit outstanding during the period	$470	$429
Number of installment loans originated (thousands)	17	23
Aggregate principal amount of installment loans originated (thousands)	$8,865	$9,708
Average principal amount of each installment loan originated	$518	$414
Average charge to customers for providing and processing an installment loan(2)	$357	$543

(1)
The Company offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the nine months ended September 30, 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas. Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. For the nine months ended September 30, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

	Nine Months Ended September 30,
	2006		2007		Variance Favorable/ (Unfavorable)
		% Net Revenues		% Net Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center net revenues	$153.9	100.0%	$148.8	100.0%	$(5.1)	(3.3)%
Center expenses:
Salaries and related payroll costs	52.7	34.3%	51.8	34.8%	0.9	1.7%
Occupancy costs	24.3	15.8%	25.0	16.9%	(0.7)	(2.9)%
Center depreciation expense	4.5	3.0%	4.5	3.0%	—	—
Advertising expense	5.0	3.2%	6.7	4.5%	(1.7)	(34.0)%
Other center expenses	15.5	10.0%	15.4	10.3%	0.1	0.6%

Total center expenses	102.0	66.3%	103.4	69.5%	(1.4)	(1.4)%

Center gross profit	$51.9	33.7%	$45.4	30.5%	$(6.5)	(12.5)%

  Revenue Analysis

        Total revenues increased approximately $39.3 million during the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,455 centers opened prior to January 1, 2006 and still open as of September 30, 2007 increased $18.9 million from $471.2 million for the nine months ended September 30, 2006 to $490.1 million for the same period in 2007. Centers opened prior to January 1, 2006 were at least nine months and twenty-one months old as of September 30, 2006 and 2007, respectively. Total revenues for the 466 centers opened after January 1, 2006 and still open as of September 30, 2007 increased $24.9 million from $2.7 million for the nine months ended September 30, 2006 to $27.6 million for the same period in 2007. Total revenues for the remaining 149 centers that closed represented a decrease of approximately $4.5 million for the nine months ended September 30, 2007 compared to the same period in 2006.

        As a percentage of total revenues, the provision for doubtful accounts and agency bank losses increased to 18.5% for the nine months ended September 30, 2007 from 16.4% for the same period in 2006. In both periods, the provision was reduced by the sales of certain customer debt, the proceeds of which were approximately $5.2 million for the nine months ended September 30, 2007 compared to $2.2 million for the same period in 2006. Excluding the sales of debt in both periods, the provision as a percentage of total revenues increased from 16.9% in 2006 to 19.5% in 2007. In 2007, the provision increased primarily due to approximately $6.7 million in charges related to the suspension of operations in Pennsylvania and Oregon and a continued increase in loss rates.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs for the nine months ended September 30, 2007 was due primarily to the new centers opened in 2006 and 2007 as well as severance costs of approximately $0.6 million in 2007 related to center closures and higher medical claims costs of approximately $3.2 million in 2007 for our self-insured health and dental insurance. This increase in medical claims costs is net of an approximate $0.6 million reduction in expense due to the revision in 2007 of our estimated claims lag. We averaged approximately 2.18 and 2.07 full-time equivalent field employees, including district directors, per center during the nine months ended September 30, 2006 and 2007, respectively.

        Occupancy costs and center depreciation expense.    The increases in occupancy costs and center depreciation expense for the nine months ended September 30, 2007 were due primarily to the new centers opened in 2006 and 2007.

        Advertising expense.    Advertising expense increased for the nine months ended September 30, 2007 compared to the same period in 2006 due primarily to higher marketing expenditures in 2007 tied to the introduction of new products and a more aggressive overall marketing strategy.

        Other center expenses.    The increase in other center expenses for the nine months ended September 30, 2007 was due to the new centers opened in 2006 and 2007 as well as higher center closure costs of approximately $2.1 million in 2007.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses for the nine months ended September 30, 2007 was due primarily to:

  •
  an increase in legal fees of approximately $1.5 million;

  •
  approximately $0.8 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom;

  •
  approximately $0.7 million of additional expenses related to personnel, consulting and other costs (excluding legal fees and severance) associated with new product development and management;

  •
  increases in our human resources department expenses of approximately $0.6 million related to additional department headcount and consulting costs;

  •
  higher expenses of approximately $0.6 million in our public and government relations department primarily for consultants, contributions and trade association dues;

  •
  an increase in health and dental insurance costs of approximately $0.5 million;

  •
  approximately $1.0 million of severance costs related to the termination of certain executives, partially offset by a reduction in stock-based compensation expense of approximately $0.5 million primarily due to these executives' forfeitures of restricted stock and stock option awards; offset by

  •
  a decrease in payroll expense of approximately $0.9 million for the South Carolina Job Development Credit related to employees in our corporate headquarters (of which approximately $0.7 million represents a catch-up credit for the years 2003 - 2006).

        Loss on disposal of property and equipment.    The increase in loss on disposal of property and equipment in 2007 is primarily due to the write-off of the undepreciated costs of fixed assets in centers closed and in centers identified for closure.

        Loss on impairment of assets.    Loss on impairment of assets in 2007 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the nine months ended September 30, 2006 and 2007 (dollars in thousands):

			Variance
	2006	2007	Dollars	%
Cash flows provided by (used in):
Operating activities	$112,683	$122,121	$9,438	8.4%
Investing activities	(108,229)	(94,708)	13,521	12.5%
Financing activities	18,506	(62,603)	(81,109)	(438.3)%

Net increase (decrease) in cash and cash equivalents	22,960	(35,190)	(58,150)	(253.3)%
Cash and cash equivalents, beginning of period	27,259	67,245	39,986	146.7%

Cash and cash equivalents, end of period	$50,219	$32,055	$(18,164)	(36.2)%

        Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, fund acquisitions, pay dividends on our common stock and repurchase shares of our outstanding common stock.

        We borrow under our $265.0 million revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $15.4 million, or 6.9% to $237.8 million at September 30, 2007 compared to $222.4 million at September 30, 2006 due primarily to an increase in the number of centers. Advances and fees receivable, net increased approximately $0.1 million to $237.8 million at September 30, 2007 compared to $237.7 million at December 31, 2006.

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

        During the nine months ended September 30, 2006, we repurchased 2,292,000 shares of our common stock at a cost of approximately $32.4 million. During the nine months ended September 30, 2007, we repurchased 2,070,700 shares of our common stock at a cost of approximately $27.0 million. During the nine months ended September 30, 2007, 2,826 shares of our common stock were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the day of surrender, those shares had an aggregate value of approximately $41,000.

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

  Cash Flows from Operating Activities

        The increase in net cash provided by operating activities for the nine months ended September 30, 2007 compared to the same period in 2006 was due primarily to an increase in non-cash adjustments of $25.7 million, offset by a net decrease in changes in operating assets and liabilities of $7.9 million and a decrease in net income of $8.4 million.

  Cash Flows from Investing Activities

        The decrease in net cash used in investing activities for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to an $18.8 million decrease in the change in cash invested in advances receivable, partially offset by approximately $5.0 million for the acquisitions in the United Kingdom, net of cash acquired and a $1.1 million increase in purchases of property and equipment.

  Cash Flows from Financing Activities

        The increase in net cash used in financing activities for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to a $57.6 million decrease in borrowings on our revolving credit facility, a $17.3 million decrease in the non-controlling interest of the variable interest entity, an $8.6 million decrease in the change in book overdrafts and a $2.6 million increase in dividend payments, partially offset by a $5.4 million decrease in purchases of treasury stock.

Capital Expenditures

        For the nine months ended September 30, 2006 and 2007, we spent $11.0 million and $12.0 million, respectively, on capital expenditures. Capital expenditures included expenditures for (1) new centers opened, (2) center remodels and (3) computer equipment replacements in our centers and at our corporate headquarters.

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of September 30, 2007, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and thereafter
Long-term debt obligations:
Revolving credit facility	$106,118	$—	$106,118	$—	$—
Mortgage payable	7,767	199	1,593	1,593	4,382
Note payable	277	34	243	—	—
Operating lease obligations(1)	159,306	16,831	103,935	33,107	5,433
Purchase obligations	1,571	1,316	255	—	—

Total	$275,039	$18,380	$212,144	$34,700	$9,815

(1)
Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

  Long-Term Debt Obligations

        Revolving Credit Facility.    On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50.0 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit us to operate as a CSO in Texas. In August 2006, we amended our revolving credit facility to allow the repurchase of up to $100.0 million of our outstanding common stock on and after the date of that amendment. In January 2007, we amended our credit facility to permit foreign subsidiaries. In October 2007, we further amended our credit facility to permit deferred purchase price obligations (including, without limitation, earn-out payment obligations) for acquisitions that are otherwise allowed under the credit facility and to exclude from certain financial covenants the charges and losses incurred in connection with our previously announced closing of 103 centers in Pennsylvania, Oregon and elsewhere.

        As of September 30, 2007, we had $106.1 million outstanding on the revolving portion of our credit facility and $14.2 million of letters of credit outstanding, leaving approximately $144.7 million available for future borrowings under our credit facility.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of September 30, 2007, the applicable margin for the prime-based rate was 1.0% and the applicable margin for the LIBOR-based rate was 2.75%.

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

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interest, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at September 30, 2007.

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

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.8 million and $5.5 million at December 31, 2006 and September 30, 2007, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.2 million and $5.0 million at December 31, 2006 and September 30, 2007, respectively.

  Operating Lease Obligations

        We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessor under three center leases, the aircraft hanger space lease and other office and warehouse space leases are companies controlled by or affiliated with our Chairman. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 10. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of September 30, 2007, our purchase obligations totaled approximately $1.6 million.

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

  •
  the effect of extended payment plans on our revenues, loss experience, provision for doubtful accounts and results of operations;

  •
  foreign, federal and state governmental regulation of payday cash advance services, consumer lending and related financial products and services;

  •
  the accuracy of our determination of the allowance for doubtful accounts and of our estimates of losses;

  •
  current and future litigation and regulatory proceedings against us;

  •
  our ability to continue to generate sufficient cash flow to satisfy our liquidity needs, including future cash dividends and common stock repurchases;

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

  •
  theft and employee errors; and

  •
  the other matters set forth under "Part II. Item 1A. Risk Factors."

        We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our shares of common stock.

        You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Quarterly Report and under "Part II. Item 1A. Risk Factors."

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2006 or September 30, 2007. The weighted average interest rate on our $104.8 million of variable interest debt as of December 31,

2006 was approximately 8.15%. The weighted average interest rate on our $106.1 million of variable interest debt as of September 30, 2007 was approximately 8.28%.

        We had total interest expense of $2.2 million and $3.2 million for the three months ended September 30, 2006 and 2007, respectively. We had total interest expense of $4.0 million and $7.8 million for the nine months ended September 30, 2006 and 2007, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.3 million and $0.4 million for the three months ended September 30, 2006 and 2007, respectively, and approximately $0.4 million and $0.8 million for the nine months ended September 30, 2006 and 2007, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        See "Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies," which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS.

        Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, results of operations, financial condition, future results and the trading price of our common stock. The following items are changes and additions to the risks and uncertainties previously disclosed.

  Our offering of extended payment plans to customers may have a material adverse effect on our business, results of operations and financial condition. We are currently unable to determine accurately the extent to which customers will enter into extended payment plans and the effect this option may have on our revenue, the average duration of a payday cash advance or our loss experience.

        Beginning in July 2007, we began allowing customers who could not timely repay their advances to qualify for extended payment plans in each state where we offer advances. We previously offered extended payment plans in only certain states as required under applicable state law. The ability of a customer to defer payment for no additional fee will likely increase the average duration of a payday cash advance, which may in turn affect our revenue recognition, and may also affect our loss experience and accordingly our provision for doubtful accounts. Given our limited experience with extended payment plans, we cannot predict the extent to which customers will request or qualify for these plans or how extended payment plans may affect our operating experience. As a result, the increased availability of extended payments plans may have a material adverse effect on our business, results of operations and financial condition.

  Our ability to manage our growth may deteriorate and our ability to execute our growth strategy may be adversely affected.

        We have experienced substantial growth in recent years. Our growth strategy, which is based on opening centers in existing and new markets, such as foreign markets, is subject to significant risks. We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new centers or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened center place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

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

        We cannot assure you that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. Additional growth or expansion may further strain our management, financial and other resources. Our new international operations increase the complexity of our organization, our administrative costs, and the regulatory risks we face and therefore could destabilize our business, results of operations and financial condition. Our future results of operations will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

  The expansion of our operations into Canada and the United Kingdom may contribute to increased costs and negatively affect our business, results of operations and financial condition.

        We have devoted significant management time and financial resources to expanding our operations outside of the United States. Our international operations will necessarily increase the complexity of our organization and the administrative, operating and legal cost of operating our business. Penetrating new markets will likely require additional marketing expenses and incremental start-up costs. We may decide to reduce fees, or even temporarily operate centers at a loss, in order to build brand recognition and establish a foothold in these new markets. For example, in Manitoba, Canada, we have decided to open one or more centers as loss leaders in anticipation of more favorable provincial legislation. Additionally, as a foreign business we are subject to local regulations, tariffs and labor controls that other domestic businesses are not. Our financial results may also be negatively affected by tax rates in the United Kingdom and Canada or as a result of withholding requirements and tax treaties with those countries. Moreover, if political, regulatory or economic conditions deteriorate in the United Kingdom and Canada, our ability to expand and maintain our international operations could be impaired and the costs of doing so could increase, which could further erode our business, results of operations and financial condition.

  Our foreign operations are subject to additional laws and regulations. Our inability to operate in the United Kingdom or Canada in compliance with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974 and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating competition, for policy, and for consumer protection. The United Kingdom also has rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Our inability to obtain and maintain the required licenses or to comply with the applicable rules or regulations in the United Kingdom would limit our expansion opportunities and could result in a material adverse effect on our results of operations and financial condition.

        In Canada, the Canadian Parliament recently amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed or adopted substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions. Our expansion in Canada may be limited due to this uncertain regulatory landscape. Further, our inability to comply with new regulations may have a material adverse effect on our business, results of operations and financial condition.

  Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

        Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check-cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of September 30, 2007, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of September 30, 2007, we operated in 36 of these 39 states and did not conduct business in the remaining three states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance and similar services. Many bills to that end have also been introduced in state legislatures. In 2006, bills that severely restrict or effectively prohibit payday cash advances were introduced in 18 states. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by the state legislatures at periodic intervals. Such new or modified legislation could have a material adverse impact on our results of operations. For example, as a result of legislation in Oregon that became effective in July 2007, we have concluded that operating in that state is no longer economically viable and have decided to close all of our Oregon centers. Laws prohibiting payday cash advance and similar services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

        Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. For example, in December 2005, the Commissioner of Banks for North Carolina ordered our North Carolina subsidiary to immediately cease all business operations. Similarly, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and closed 31 centers in Pennsylvania. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Commitments and Contingencies." These suspensions and closures have had a material adverse effect on our results of operations and financial condition.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs, including cash dividends and common stock repurchases.

        We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay future quarterly cash dividends on our common stock and repurchases of our common stock, will be funded primarily from borrowings under our revolving credit facility. As of September 30, 2007, we had approximately $144.7 million available for future borrowings under this facility. On October 17, 2007, we amended our credit facility to exclude from certain financial covenants the charges and losses incurred in connection with the recently announced closing of 103 centers in Pennsylvania, Oregon and elsewhere. Without this amendment, we would have been unable to pay quarterly dividends during the fourth quarter of 2007. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to pay future dividends, repurchase shares of our common stock, or finance our current operations or future growth may be impaired.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth information about our stock repurchases for the three months ended September 30, 2007:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	135,100	$15.12	135,100	$78,353,366
August 1 to August 31	1,836,800	$12.96	1,836,800	$54,554,557
September 1 to September 30	98,800	$10.77	98,800	$53,490,215

Total	2,070,700	$12.99	2,070,700	$53,490,215

(1)
Based on trade date.

(2)
On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date.

ITEM 6.    EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the registrant effective as of October 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated October 24, 2007).
10.1	Seventh Amendment, dated October 17, 2007, to the Amended and Restated Credit Agreement dated as of July 16, 2004.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
November 9, 2007	By:	/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the registrant effective as of October 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated October 24, 2007).
10.1	Seventh Amendment, dated October 17, 2007, to the Amended and Restated Credit Agreement dated as of July 16, 2004.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

QuickLinks

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC. Form 10-Q For the three months and nine months ended September 30, 2007
FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
Advance America, Cash Advance Centers, Inc. Unaudited Consolidated Balance Sheets December 31, 2006 and September 30, 2007 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statements of Income Three Months and Nine Months Ended September 30, 2006 and 2007 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statement of Stockholders' Equity Nine Months Ended September 30, 2007 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and 2007 (in thousands)
Advance America, Cash Advance Centers, Inc. Notes to Interim Unaudited Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 6. EXHIBITS.
SIGNATURES
INDEX TO EXHIBITS