Form 10-K
period 2007-12-31
Advance America, Cash Advance Centers, Inc.
filed 2008-02-29
CIK 1299704

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $1,187,961,264.

         At February 29, 2008, there were 70,708,503 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this report is incorporated herein by reference from the registrant's proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 22, 2008.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2007

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

PART I

ITEM 1.    BUSINESS.

Overview

        We are the largest provider of payday cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2007, we operated 2,813 centers in 35 states in the United States, 12 centers in the United Kingdom and seven centers in Canada, and had 85 limited licensees in the United Kingdom. We do not franchise any of our centers in the United States. Payday cash advances are small-denomination, short-term, unsecured advances that are typically due on the customer's next payday. We focus primarily on providing payday advance services to middle-income working individuals and do not provide pawn lending, title lending or similar services.

        We previously marketed, processed and serviced installment loans made by lending banks under our former agency business model, which we discontinued in 2006. During 2006, we began offering the Advance America Choice-Line of Credit product to customers in Pennsylvania, began offering installment loans directly to customers in Illinois and introduced a prepaid debit card. As a result of a July 2007 ruling in Pennsylvania, we ceased offering the Choice-Line of Credit. In the fall of 2007, we began selling money orders and providing money transfer services. In the future we intend to expand our product and service offerings. The table below shows selected demographics of the customers we serve:

	Customers (1)	U.S. Census 2000
Average age (years)	38	36
Median household income	$42,629	$41,994
Percentage homeowners	49%	66%
Percentage with high school degrees	87%	81%

    (1)
    Based on a study performed for us of over 1.4 million customers served during the twelve months ended May 2007 for whom this information was available.

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

        Our centers, which we design to have the appearance of mainstream financial institutions, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2007, we operated 2,728 centers under the "Advance America" brand and 104 centers under the "National Cash Advance" brand.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2005	2006	2007
Number of centers open at end of period	2,604	2,853	2,832
Number of customers served—all credit products (thousands)	1,534	1,494	1,524
Number of payday cash advances originated (thousands).	11,620	11,539	11,979
Aggregate principal amount of payday cash advances originated (thousands)	$3,943,815	$4,082,865	$4,317,980
Average amount of each payday cash advance originated	$339	$353	$361
Average charge to customers for providing and processing a payday cash advance	$55	$55	$55
Average duration of a payday cash advance (days)	15.8	16.2	16.5
Average number of lines of credit outstanding during the period (thousands) (1)	—	20	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	—	$8,963	$10,377
Average principal amount on each line of credit outstanding during the period (1)	—	$448	$429
Number of installment loans originated (thousands)	68	29	31
Aggregate principal amount of installment loans originated (thousands)	$34,541	$13,905	$12,997
Average principal amount of each installment loan originated	$508	$486	$417
Average charge to customers for providing and processing an installment loan (2)	$337	$357	$530

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the years ended December 31, 2005 and 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas (in 2005 and 2006) and North Carolina (in 2005). Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. This calculation for 2006 excludes the Illinois installment loan product, which was rolled out in October 2006, because that product was not available long enough for an average charge in Illinois to be determined. For the year ended December 31, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

Our Industry

        The payday cash advance services industry has grown significantly since the early 1990s in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. The high charges associated with having insufficient funds in one's bank account, as well as other late/penalty fees charged by financial institutions and merchants, have also helped increase customer demand for advances. An advance typically involves a single charge, unlike other alternatives that often require collateral, origination and administration fees, interest payments, additional incremental charges and prepayment penalties and charges for other services such as credit life insurance. Other alternatives, such as bounced checks and late bill payments, may also have negative credit consequences. We believe customers use short-term advances as a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives.

        We believe many banks and other traditional financial institutions reduced or eliminated their provision of small-denomination, short-term consumer loans, in part due to the costs associated with originating these loans. As a result, a significant number of companies now offer short-term consumer loans, or advances, to lower-income and middle-income individuals. The providers of these types of services are fragmented and range from specialty finance offices, like our centers, to retail stores in other industries that offer short-term consumer loans as ancillary services. Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for advances, the industry has experienced significant growth in the number of centers during the last decade. Other entrants to the industry offer advances and short-term loans over the internet as well as by telephone.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,813 centers located in 35 states as of December 31, 2007, we are the largest provider of payday cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest provider of payday cash advance services. We believe our scale provides us with a leadership position in the industry, allows us to leverage our brand name in opening centers in existing and new markets and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support and customer support systems. We believe these centralization efforts will enable us to continue to expand our network of centers while controlling our costs.

        Successful Execution of Growth Strategy.    We believe we have grown successfully by identifying attractive locations for new centers, rapidly entering into new leases and establishing the necessary procedures and systems to manage center openings. We use our database of over 4.75 million customer records to analyze market opportunities and make management decisions regarding expanding our network of centers. In 2007, we opened 202 new centers in 23 states in the United States, acquired 12 centers in the United Kingdom and opened seven new centers in Canada. In 2006, we opened 302 new centers in 32 states.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group comprised of our company and more than 100 other companies engaged in the payday cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. In 2007, 2006 and 2005, payday cash advance legislation we supported was adopted in 10 states, three states and nine states, respectively. Our approach is to continue to work with policymakers and grassroots organizations to provide a predictable and favorable legislative environment for the payday cash advance services industry.

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

        Geographical Diversification of Our Centers.    With centers located in 35 states as of December 31, 2007, we believe we have developed a significant presence throughout the United States. We now also operate centers in Canada and the United Kingdom. This geographic diversification helps mitigate the risk and possible financial impact of unfavorable legislative changes or the economic environment of a particular region and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2007, California and Texas, which accounted for approximately 10.3% and 10.8%, respectively, of our total revenues, were the only states that accounted for more than 10% of our total revenues.

Business Strategy

        Continue as the Market Leader and Selectively Open New Centers.    A principal component of our strategy is being the leading provider of payday cash advance services in each market where we operate and being able to enter new markets rapidly. We believe that by offering the convenience of a high density of centers, as well as exceptional customer service, we will maintain a high level of customer satisfaction. In general, we believe that new market opportunities in the United States have decreased recently and we have adjusted our roll-out of new centers accordingly. In the United States, we opened 302 centers in 2006 and 202 centers in 2007. We will continue to selectively open new centers in markets where we believe it is economical to do so. We also may consider opportunities to acquire payday cash advance companies or businesses or license our services to independent providers, particularly when expanding into new markets or increasing our presence in existing markets.

        Drive New Center Operating Performance.    In our operating centers that opened in 2007 and 2006, we are striving to match the operating performance of our centers that have been open at least 24 months. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are: (1) maintaining a high level of compliance with applicable laws and regulations; (2) meeting stated growth objectives; and (3) meeting collection targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can achieve operating performance in our newer centers comparable to the operating performance at our mature centers.

        Maximize the Efficiency of Our Infrastructure.    We have made significant investments in technology, infrastructure and monitoring/compliance systems that we believe are highly scalable. While our expansion overseas will continue to require incremental expenditures as we become established in those markets, over time we expect that our general and administrative expenses will decline as a percentage of our total revenues.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2007, 39 states and the District of Columbia had specific laws that permitted payday cash advances or allowed a form of payday cash advances under small loan laws. Our goal is to work with policymakers and grassroots organizations to facilitate the implementation of a balanced, visible and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably in every state.

        Expand Our Product and Service Offerings.    We are actively exploring complementary product and service offerings to take advantage of our brand name and national footprint. During 2006, we introduced a prepaid debit card in select states and installment loans in Illinois. During 2007, we began selling money orders and providing money transfer services. We believe these and other new offerings will increase customer satisfaction and drive incremental revenue.

Our Services

        Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). Prior to 2007, we conducted business in certain states as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation ("FDIC")-supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. We currently operate all of our centers under the standard business model. In Texas, where we operate as a credit services organization ("CSO"), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and all related fees that are not collected from the customers. During 2006, we began offering the Advance America Choice-Line of Credit to customers in Pennsylvania and installment loans to customers in Illinois. As a result of a July 2007 ruling in Pennsylvania, we ceased offering the Choice-Line of Credit. In the United Kingdom, we recently started offering short-term advances, check cashing and other related financial products and providing limited licenses of our services to independent operators.

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

        Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds ("NSF") in the customer's account or other reasons. In three states, we are also permitted to charge a late fee, the amount of which varies by state. In Texas, the third-party lender charges a late fee on its loan in accordance with state law. For the years ended December 31, 2007 and 2006, total collected NSF fees were approximately $3.5 million and $3.3 million, respectively, and total collected late fees were approximately $313,000 and $768,000, respectively.

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

        We determine whether to approve an advance to our customers in every jurisdiction other than Texas, where the third-party lender decides whether to approve the loan and establishes all of the loan underwriting criteria and terms, conditions and features of the loan agreement with the customer. We do not undertake any evaluation of the creditworthiness of our customers in determining whether to approve customers for advances, other than requiring proof of identification, bank account and income source, as described above. We also consider the customer's income in determining the amount of the advance.

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

        In our CSO centers, we also assist customers by agreeing to reimburse the lender for the full amount of the loans and all related fees that are not collected from the customers. If the customer has chosen the consumer-reporting option, we report the repayment information from the lender to Payment Reporting Builds Credit, Inc. ("PRBC"), a consumer credit reporting agency. Reporting to PRBC may assist the customer in improving his or her credit if the customer repays the loan in accordance with its terms and if that positive repayment is viewed favorably by users of the PRBC report. In addition, we provide access to free financial tools, services and information to help customers with their personal finances, budgets and credit ratings.

        Upon a full repayment, we are obligated to return the customer's personal check. If the customer does not repay the outstanding advance or loan in full on or before the due date, we will seek to collect from the customer the amount of the advance or loan and any applicable fees, including late and NSF fees due, and may deposit the customer's personal check.

        In the fall of 2006, we began selling a prepaid debit card in select states. The prepaid card allows a cardholder to "load" cash onto the card and use it wherever VISA debit cards are accepted. We earn a fee from the original purchase of the card by the customer, a fee for loading the card and a fee for cardholder transactions. In the third and fourth quarters of 2007, we began selling money orders and providing money transfer services in our centers.

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

        Generally, when customers return to a center to repay their advances they may: (1) pay their outstanding advances in full; (2) pay their outstanding advances in full and enter into a new advance on the same date; or (3) in some states, extend their outstanding advance by paying only the applicable charges (which is often referred to in our industry as a rollover). Our policies regarding repayment options are based on the CFSA's Best Practices and the various applicable state laws, which do not make a consistent distinction among stand-alone, rollover and other types of consecutive transactions.

        Currently, we generally limit transactions to the lower of either four rollovers or the applicable state limit. Other than in regard to compliance with this policy, we do not systematically gather, review or analyze whether a transaction may be considered a rollover transaction because this distinction is not consistent under the various applicable statutes and we do not believe this distinction is relevant to our revenue analysis.

        If a customer does not return to repay the amount due, the center manager has the discretion to either: (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states or (2) deposit the customer's personal check. If the center manager has decided to commence past-due collection efforts in lieu of depositing the customer's personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer's check for a cashier's check, if funds are available.

        If a customer is unable to meet his or her current repayment for an advance, they may qualify for an extended payment plan ("Payment Plan"). In most states, the terms of our Payment Plan conform to the CFSA's Best Practices and guidelines. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We will not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, center personnel may resume our normal collection procedures. We do not offer a Payment Plan for installment loans, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is then deposited. Additional collection efforts are not required if the customer's deposited check clears. If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

Center Operations

  Centers

        We operate the largest network of payday cash advance centers in the United States. The following table illustrates the composition of our center network by geographic area as of the specified dates:

	As of December 31,
State
	2005	2006	2007
Alabama	140	140	145
Arizona	53	60	56
Arkansas	30	30	30
California	298	302	286
Colorado	62	67	72
Delaware	13	14	15
Florida	211	248	261
Idaho	13	15	11
Illinois	60	72	81
Indiana	116	123	117
Iowa	35	37	36
Kansas	42	56	59
Kentucky	39	43	42
Louisiana	75	76	85
Michigan	111	137	150
Mississippi	53	53	61
Missouri	70	84	90
Montana	9	8	7
Nebraska	25	24	24
Nevada	10	11	14
New Hampshire	16	20	24
New Mexico	12	12	10
North Dakota	7	8	8
Ohio	210	231	244
Oklahoma	67	67	65
Oregon (1)	56	53	—
Pennsylvania (1)	101	99	—
Rhode Island	3	15	18
South Carolina	112	129	136
South Dakota	11	12	12
Tennessee	62	65	63
Texas	207	231	256
Utah	—	—	6
Virginia	120	142	150
Washington	105	110	103
Wisconsin	45	52	66
Wyoming	5	7	10

Total United States	2,604	2,853	2,813
Canada	—	—	7
United Kingdom	—	—	12

Total	2,604	2,853	2,832

    (1)
    We closed all of our centers in Oregon and Pennsylvania during 2007.

  Internal Compliance Audit

        We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA's Best Practices and our internal policies and procedures. The auditors conduct periodic unannounced audits of our centers. They typically spend one to two days in each center, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training.

Prior Relationships with the Lending Banks

        Under marketing, processing and servicing agreements with the lending banks under our former agency business model, we were compensated by the lending banks for marketing, processing and servicing the payday cash advances and installment loans the lending banks made to their customers. Approximately 1.8% and 15.9% of our total revenues in the years ended December 31, 2006 and 2005, respectively, were derived from the agency business model. None of our revenues during the year ended December 31, 2007 were generated from the agency business model.

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

        The payday cash advance services industry is highly fragmented. In March 2007, Stephens, Inc. estimated that there were approximately 24,200 outlets (including our own centers) in the United States. Our network of 2,813 centers in the United States as of December 31, 2007 represents the largest network of such centers in the United States. We believe that our two largest single service payday cash advance company competitors, Check 'n Go and Check into Cash, have over 1,300 and 1,250 payday cash advance centers, respectively. Another competitor is QC Holdings, Inc., which we believe has nearly 600 locations in the United States. The remaining competitors are primarily local chains and single-unit operators.

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

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for payday cash advances, the payday cash advance services industry has experienced significant growth in the number of centers during the last decade.

Marketing and Advertising

        We design our marketing efforts to increase our revenues by introducing new customers to our services. We believe that our mass media advertising campaigns (primarily through television, direct mail and the yellow pages) increase awareness and acceptance of our services. Our advertising expenditures occur primarily during key seasonal periods, such as the back-to-school and holiday seasons in the third and fourth quarters of each year, when consumers are most likely to have short-term liquidity needs.

        We utilize marketing promotions at our centers with, we believe, high-impact, consumer-relevant, point-of-purchase materials. In addition, we provide our centers with promotional materials such as brochures, pens, key chains and coupons for use in local marketing. Local marketing also includes attendance at, and sponsorship of, community events such as blood drives, food drives, voter registration programs and other charitable and civic events.

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

        We maintain and test a disaster recovery plan for our critical networked systems, the documentation for which is hosted on a third-party vendor website. Our back-up data tapes are housed by a third party at an off-site location. We also own back-up computer equipment and real-time data storage that is housed at an off-site facility to provide us with access to needed systems in the event of an emergency that disables our headquarters' equipment.

Security

        Security and loss prevention play a critical role in the daily operations of our centers. Each center is provided with 24-hour third-party monitoring. Physical security provided to each center includes: digital safes, wired hold-up alarm buttons and secure locking systems. Additionally, most of our centers are equipped with 24-hour security cameras.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $2.4 million (0.34% of total revenues) in 2007, $2.0 million (0.29% of total revenues) in 2006 and $1.6 million (0.25% of total revenues) in 2005.

Human Resources

        Our North American operations are divided into zones, regions and divisions, which we believe allows for a more effective management process. A zone has approximately 500 to 700 centers and includes centers in more than one state. As of December 31, 2007, we had five North American zones, each with a zone director responsible for the operations, administration, staffing and general supervision of the centers in his or her zone. Regions include seven to 150 centers organized into one to 11 divisions and are supervised by regional directors who report to a zone director. Divisions include seven to 26 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations. Regions and divisions generally do not cross state lines. As of December 31, 2007, our five zones in North America included 28 regions and 200 divisions. Our 12 centers in the United Kingdom represent a separate zone with its own zone director.

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

Employees

        As of January 31, 2008, we had approximately 7,000 employees, including approximately 6,500 center employees, 191 divisional directors, 33 regional directors, six zone directors and approximately 250 corporate employees and support personnel.

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

Other

        Advance America, Cash Advance Centers, Inc. is a Delaware corporation that was incorporated on August 11, 1997. Our principal executive offices are located at 135 North Church Street, Spartanburg, South Carolina 29306. Our telephone number at that location is (864) 342-5600. We maintain an internet website at http://www.advanceamerica.net. We make available free of charge on our website our

Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). Information on our website is not incorporated by reference into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding us at www.sec.gov. In addition, any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Government Regulation

        Payday cash advances are subject to extensive state, federal and foreign regulation. The regulation of payday cash advance companies is intended primarily for the protection of consumers rather than investors in our common stock and our creditors and is constantly changing as new regulations are introduced at the foreign, federal, state and local level and existing regulations are repealed, amended and modified. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, results of operations or financial condition. See "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

State Regulation

        Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check-cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2007, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of December 31, 2007, we operated in 35 of these 39 states. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states.

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

        The states with specific advance laws typically limit the principal amount of an advance and set maximum fees and interest rates that customers may be charged. Some states also limit a customer's ability to renew an advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict advertising content.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance and similar services. Many similar bills have also been introduced in state legislatures. In 2007, bills that would severely restrict or effectively prohibit payday cash advances if adopted as law were introduced in 20 states plus the District of Columbia. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by these state legislatures at periodic intervals. As a result of legislation in Oregon that became effective in July 2007, we concluded that operating in that state was no longer economically viable and closed all of our Oregon centers. Laws prohibiting payday cash advance and similar services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended.

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

        Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. For example, in December 2005, the Commissioner of Banks for North Carolina ordered our North Carolina subsidiary to immediately cease all business operations. Similarly, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we have closed all of our centers in Pennsylvania. See "Item 3. Legal Proceedings." It is possible that other actions taken against the industry in the future by other state attorneys general and banking regulators could require us to suspend or cease operations in such jurisdictions and have a negative effect on our financial condition.

        State-specific legislative or regulatory action can reduce our revenues and/or margins in a state, cause us to temporarily operate at a loss in a state, or even cause us to cease or suspend our operations in a state. From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state.

Federal Regulation

        Our advance services are subject to a variety of federal laws and regulations, such as the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate ("APR").

        Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

        Additionally, since 1999, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Recent attention has focused on the use of short-term lending and payday cash advances by military personnel. In 2005 and 2006, the FDIC issued guidance and instructions to the lending banks for which we previously acted as marketing, processing and servicing agent that ultimately resulted in those lending banks discontinuing their advances and installment loans and the termination of our agency business. In October 2006, a federal law passed that places, among other restrictions, a limit on the effective annual percentage rate of 36% on extensions of credit, including payday cash advances, to active members of the military and their dependents. In October 2006, we voluntarily ceased qualifying customers for advances based on income from military service.

Local Regulation

        In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations. These local rules and regulations are subject to change and vary widely from state to state and city to city.

Foreign Regulation

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was recently amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. In Canada, the Canadian Parliament recently amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions.

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

        Our business is subject to numerous foreign, federal, state and local laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations. Changes in laws or regulations, or our failure to comply with such laws and regulations, may have a material adverse effect on our business, results of operations and financial condition.

  Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

        Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check-cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2007, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of December 31, 2007, we operated in 35 of these 39 states. We do not currently conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance and similar services. Many similar bills have also been introduced in state legislatures. In 2007, bills that would severely restrict or effectively prohibit payday cash advances if adopted as law were introduced in 20 states plus the District of Columbia. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by these state legislatures at periodic intervals. Such new or modified legislation could have a material adverse impact on our results of operations. For example, as a result of legislation in Oregon that became effective in July 2007, we concluded that operating in that state was no longer economically viable and closed all of our Oregon centers. Laws prohibiting payday cash advance and similar services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

        Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. For example, in December 2005, the Commissioner of Banks for North Carolina ordered our North Carolina subsidiary to immediately cease all business operations. Similarly, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and subsequently closed all of our centers in Pennsylvania. See "Item 3. Legal Proceedings." These closures have had a material adverse effect on our results of operations and financial condition.

  Our industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with these regulations and statutes could have a material adverse effect on our business, results of operations and financial condition.

        Although states provide the primary regulatory framework under which we offer advances, certain federal laws also impact our business. See "Item 1. Business—Federal Regulation." Because advances are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We are also subject to the Bank Secrecy Act, the Money Laundering Act, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        Additionally, various anti-payday cash advance legislation has been introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. On October 17, 2006, the John Warner National Defense Authorization Act for Fiscal Year 2007 (the "Act") was signed into law. This Act places, among other restrictions, a limit of 36% on the effective annual percentage rate on extensions of credit, including payday cash advances, to active members of the military and their dependents. Any federal legislative or regulatory action that restricts or prohibits payday cash advance and similar services could have a material adverse impact on our business, results of operations and financial condition. In 2006, we voluntarily ceased qualifying customers for advances based on income from military service.

        Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The FTC enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

  Our industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, results of operations and financial condition.

        In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on providers of payday cash advance and similar services could have a material adverse effect on our business, results of operations and financial condition.

        From time to time, we may also choose to operate in a state even if legislation or regulations cause us to lose money on our operations in that state. For example, regulatory changes in Indiana and Illinois have reduced our revenue and profitability in those states. Any similar actions or events could have a material adverse effect on our business, results of operations and financial condition.

  Our foreign operations are subject to additional laws and regulations. Our inability to operate in the United Kingdom or Canada in compliance with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was recently amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has strict rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Our non-compliance with these rules could render a loan agreement unenforceable. Our inability to obtain and maintain the required licenses or to comply with the applicable rules or regulations in the United Kingdom would limit our expansion opportunities and could result in a material adverse effect on our results of operations and financial condition.

        In Canada, the Canadian Parliament recently amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions. Our expansion in Canada may be limited due to this uncertain regulatory landscape. Further, our inability to comply with new regulations may have a material adverse effect on our business, results of operations and financial condition.

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

        We operated centers in 37 states during the year ended December 31, 2007, and our five largest states (measured by total revenues) accounted for approximately 47% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during 2007, California and Texas each accounted for more than 10% of our total revenues. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition.

  Media reports and public perception of payday cash advances and similar loans as being predatory or abusive could materially adversely affect our business, results of operations and financial condition.

        Consumer advocacy groups and certain media reports advocate for governmental and regulatory action to prohibit or severely restrict payday cash advances and similar loans. The consumer groups and media reports typically focus on the cost to a consumer for an advance and typically characterize these advances as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for advance services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of advances or our other activities could also result in increased regulatory scrutiny and litigation, encourage restrictive local zoning rules, make it more difficult to obtain government approvals necessary to open new centers and cause payday cash advance industry trade groups, such as the CFSA, to promote policies that cause our business to be less profitable. These trends could materially adversely affect our business, results of operations and financial condition.

  The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers' personal checks that are returned due to non-sufficient funds ("NSF") in the customers' accounts or other reasons.

        For the years ended December 31, 2007 and 2006, we deposited approximately 6.2% and 5.7%, respectively, of all the customer checks we received and approximately 76% and 78%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers' bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the years ended December 31, 2007 and 2006 were approximately $131.9 million and $110.4 million, respectively. If the number of customer checks that we deposit increases or the percentage of the customers' returned checks that we charge-off increases, our provision for doubtful accounts will increase and our net income will decrease.

  If our estimates of losses are not adequate, our provision for doubtful accounts would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

        We maintain an allowance for doubtful accounts for estimated losses for advances we make directly to consumers and check-cashing, deferred-presentment and other credit services. We also maintain an accrual for third-party lender losses for loans and certain related fees that are not paid by the customers for all loans that are processed by us for the third-party lender in Texas. To estimate the appropriate allowance for doubtful accounts and accrual for third-party lender losses, we consider the amount of outstanding advances, historical charge-offs, our current collection patterns and the current economic trends in the markets we serve.

        At December 31, 2007, the total of our allowance for doubtful accounts and accrual for third-party lender losses increased to $65.9 million from $57.4 million at December 31, 2006. This amount, however, is an estimate. If our actual losses are greater than our allowance for doubtful accounts and accrual for third-party lender losses, our provision for doubtful accounts would increase. This would result in a decline in our future revenues and earnings, which could have a material adverse effect on our stock price.

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

        In October 2006, we began offering installment loans in Illinois and selling a prepaid debit card in select states. In 2007, we began selling money orders and providing money transfer services. We also intend to introduce additional services and products in the future. In order to offer new products, we will need to comply with additional regulatory and licensing requirements. Each of these changes, alternative methods of conducting business and new services and products are subject to risk and uncertainty and require significant investment in time and capital, including additional marketing expenses, legal costs and other incremental start-up costs. Due to our lack of experience in offering these alternative services and products, we cannot assure you that we will be able to successfully introduce any new services or products or do so in a timely manner. Furthermore, we cannot predict the demand for new services or products, nor do we know if we will be able to offer these new services or products in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services or products, could have a material adverse effect on our business, results of operations and financial condition.

  Our offering of extended payment plans to customers may have a material adverse effect on our business, results of operations and financial condition.

        In July 2007, we expanded the number of states where we allow customers who could not timely repay their advances to qualify for extended payment plans to include every state where we offer advances. We previously offered extended payment plans in only certain states as required under applicable state law. The ability of a customer to defer payment will likely increase the average duration of a payday cash advance, which may in turn affect our revenues, loss experience and provision for doubtful accounts.

  The expansion of our operations into Canada and the United Kingdom may contribute materially to increased costs and negatively affect our business, results of operations and financial condition.

        We have devoted significant management time and financial resources to expanding our operations outside of the United States. Our international operations have increased the complexity of our organization and the administrative, operating and legal cost of operating our business. Penetrating new markets will likely require additional marketing expenses and incremental start-up costs. We may decide to reduce fees, or even temporarily operate centers at a loss, in order to build brand recognition and establish a foothold in these new markets. For example, in Manitoba, Canada, we have opened seven centers that are currently not profitable in anticipation of more favorable provincial legislation. Additionally, as a foreign business we are subject to local regulations, tariffs and labor controls to which other domestic businesses are not subject. Our financial results also may be negatively affected by tax rates in the United Kingdom and Canada or as a result of withholding requirements and tax treaties with those countries. Moreover, if political, regulatory or economic conditions deteriorate in the United Kingdom and Canada, our ability to expand and maintain our international operations could be impaired and the costs of doing so could increase, which could further erode our business, results of operations and financial condition.

  Our ability to find additional growth opportunities may be limited.

        We cannot assure you that we will be able to maintain or further expand our market presence in our current markets or successfully enter new markets through the opening of new centers or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened center place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

        In addition, our ability to grow depends on a number of factors, some of which are beyond our control, including:

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

        We cannot assure you that our systems, procedures, controls and existing personnel will be adequate to support our further growth. Our new international operations increase the complexity of our organization, our administrative costs, and the regulatory risks we face and therefore could destabilize our business, results of operations and financial condition. Our future results of operations will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs, including cash dividends and common stock repurchases.

        We have an existing revolving credit facility that allows us to borrow up to $265.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay future quarterly cash dividends on our common stock and repurchases of our common stock, will be funded primarily from borrowings under our revolving credit facility. As of December 31, 2007, we had approximately $120.5 million available for future borrowings under this facility. On October 17, 2007, we amended this credit facility to exclude from certain financial covenants the charges and losses incurred in connection with our announced closing of 103 centers in Pennsylvania, Oregon and elsewhere. Without this amendment, we would not have been able to pay our full regular quarterly dividend during the fourth quarter of 2007. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to pay future dividends, repurchase shares of our common stock, or finance our current operations or future growth may be impaired.

  We may incur substantial additional debt, which could adversely affect our business, results of operations and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

        We may incur substantial additional debt in the future. As of December 31, 2007, our total debt was approximately $148.0 million and our stockholders' equity was approximately $250.3 million. The total availability under our current credit facility is $265.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

        We depend on borrowings under our revolving credit facility to fund advances, capital expenditures to build new centers and other needs. If our current or potential credit banks decide not to lend money to companies in our industry, we could face higher borrowing costs, limitations on our ability to grow our business as well as possible cash shortages, any of which could have a material adverse effect on our business, results of operations and financial condition. Certain banks have notified us and other companies in the payday cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. While none of our larger depository banks have requested that we close our bank accounts or put other restrictions on how we use their services, if any of our larger current or future depository banks were to take such action, we could face higher costs of managing our cash and limitations on our ability to grow our business, both of which could have a material adverse effect on our business, results of operations and financial condition.

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

        In addition, our quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of the seasonal nature of our business. Therefore, our quarterly revenues and results of operations are difficult to forecast, which in turn could cause our future quarterly results to not meet the expectations of securities analysts or investors. Our failure to meet expectations could cause a material drop in the market price of our common stock.

  Because we maintain a significant supply of cash in our centers, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our centers.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $2.4 million (0.34% of total revenues) in 2007, $2.0 million (0.29% of total revenues) in 2006 and $1.6 million (0.25% of total revenues) in 2005. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, results of operations and financial condition.

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

        As of December 31, 2007, the annual turnover among our center managers was approximately 58% and among our other center employees was approximately 120%. Approximately 50% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Common Stock

  Our executive officers and directors may be able to exert significant influence over our future direction.

        As of February 29, 2008, our executive officers and directors, together with certain family members and trusts for their benefit, controlled approximately 27% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence any matter requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. As a result, this concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or its assets and might reduce the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Our average center size is approximately 1,500 square feet. We try to locate our centers in highly visible, accessible locations. Our centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. Other tenants in these shopping areas typically include grocery stores, discount retailers and national quick service restaurants. All of our centers are leased, with typical lease terms of three years with an option to renew at the end of the lease term. Our leases usually require that we pay all maintenance costs, insurance costs and property taxes.

        See "Item 1. Business—Center Operations—Centers" for a listing of the number of centers we operated in various jurisdictions as of December 31, 2007.

        We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $5.4 million at December 31, 2007. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.2 million and $4.9 million at December 31, 2006 and 2007, respectively.

        We believe that our facilities, equipment, furniture and fixtures and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and are involved in various other legal proceedings with state and federal regulators. We are vigorously defending against all these actions. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings. Accordingly, no accrual has been recorded for any of these matters as of December 31, 2007.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by our prior subsidiary in Arkansas. The complaint alleges that our current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the loans, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. Ms. McGinnis' claims are subject to an arbitration agreement. The trial court has denied our motion to compel arbitration and we will appeal that decision.

  Phyliss Garrett v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On July 3, 2007, Phyliss Garrett filed a motion for contempt in the Circuit Court of Clark County, Arkansas alleging a violation of the 2001 class action settlement agreement entered into by our prior subsidiary in Arkansas and incorporated into a court order. The relief sought by the plaintiff and our defenses are substantially similar to those at issue in the Brenda McGinnis lawsuit described above.

  Kelvin White v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On May 31, 2007, Kelvin White and two other individuals filed a lawsuit in the Circuit Court of Ouachita County, Arkansas making substantially similar allegations and seeking substantially similar relief to the Brenda McGinnis lawsuit described above. Our defenses are also substantially similar.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        We, our subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which we expect to proceed in parallel with this case. The trial court has denied our motion to compel arbitration of Ms. Kelly's claims and we have appealed that decision.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us, our subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and our defenses are nearly identical to those alleged in the first Betts and Reuter lawsuit.

  King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which we previously marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against us, William M. Webster IV, our Vice Chairman, and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the "true lender" and that we were the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. We and the other defendants have denied the plaintiffs' claims and intend to continue to resist plaintiffs' efforts to conduct class arbitration.

  Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        Our Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that our Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both our subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In its holding, the court ruled that BankWest was the "true lender." In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court's grant of summary judgment to us. Accordingly, this case will proceed to trial before the U.S. Bankruptcy Court. Although the amount in controversy in the case is only $350, the underlying claims of Ms. Glasscock could serve as a basis for future claims against us.

  Cynthia Williams v. Advance America, Cash Advance Centers of Missouri, Inc.

        On August 6, 2007, Cynthia Williams filed a class action lawsuit against our Missouri subsidiary in the Circuit Court of St. Louis County, Missouri alleging violations of certain Missouri loan laws and the

Missouri Merchandising Practices Act. The complaint alleges our subsidiary in Missouri exceeded the maximum lawful interest rate, illegally limited the number of loan renewals, and failed to adequately reduce the principal amount of the loan when a customer obtained a loan renewal. The complaint seeks compensatory and punitive damages, attorneys' fees, interest, costs and a constructive trust and equitable lien on all money paid by the class. We have removed the case to the United States District Court for the Western District of Missouri and filed a motion to transfer the case to the United States District Court for the Eastern District of Missouri. Our motion was granted and, in response, the Plaintiff dismissed the case voluntarily.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom we previously marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against us and Mr. Webster, alleging, among other things, that the relationship between our North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring our subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. Plaintiffs have appealed the trial court's decision to compel arbitration.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that our North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, our North Carolina subsidiary ceased all business operations on December 22, 2005. We have appealed this order.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that our Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. In July 2007, the court determined that certain aspects of our Choice Line of Credit required us to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined us from continuing our lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. We have appealed to the Pennsylvania Supreme Court.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against us and two of our subsidiaries alleging that we provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and damages equal to three times the monthly participation fees paid by customers since June 2006. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless deemed otherwise by the arbiter.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which we previously marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that our Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that we were the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless deemed otherwise by the arbiter.

  Class Actions Against South Carolina Subsidiary

        Seven separate putative class actions have been filed in South Carolina against our subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; and Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas. The allegations and relief sought are similar in each case. Plaintiffs allege that our South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit us from continuing our operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each of the lawsuits has been removed to the United States District Court for the District of South Carolina.

  Franciso J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

        On September 12, 2007, Franciso Gonzalez filed a collective action lawsuit against our subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas Pay Day Act. The complaint alleges our subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys' fees, interest and costs.

  Other Matters

        We are also involved in other litigation and administrative proceedings that are incidental to our business, including contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." Our common stock was initially offered to the public on December 15, 2004 at a price of $15.00. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE as well as the quarterly cash dividend declared per share for 2006 and 2007:

	Sales Prices
			Cash Dividend
	High	Low
2006:
Quarter ended March 31, 2006	$15.02	$12.29	$0.11
Quarter ended June 30, 2006	17.71	14.03	0.11
Quarter ended September 30, 2006	18.33	12.97	0.11
Quarter ended December 31, 2006	15.47	13.84	0.11
2007:
Quarter ended March 31, 2007	$16.16	$12.92	$0.125
Quarter ended June 30, 2007	18.30	14.67	0.125
Quarter ended September 30, 2007	19.05	10.06	0.125
Quarter ended December 31, 2007	10.89	7.96	0.125

        At February 22, 2008, there were approximately 121 holders of record of our common stock, and there were approximately 5,900 beneficial holders of the common stock held in nominee or street name.

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

        On February 13, 2008, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on March 7, 2008, to stockholders of record on February 26, 2008.

PERFORMANCE GRAPH

        The following graph compares the change in the cumulative value of $100 invested for the period beginning on December 16, 2004, the first day of trading following our IPO, and ending on December 31, 2007, in: (1) our Common Stock; (2) the Standard & Poor's 500 Index; (3) the NASDAQ Other Financial Index; and (4) the NYSE Financial Sector Index. The values of each investment are based upon the share price appreciation and reinvestment of dividends, on an annual basis.

Comparison of Cumulative Return vs.
S&P 500, NASDAQ Other Financial, and NYSE Financial Sector Indices

	Advance America, Cash Advance Centers, Inc. (AEA)	Standard & Poors 500 Index (S&P 500)	NASDAQ Other Financial Index (IXFN)	NYSE Financial Sector Index (NYK.ID)
12/16/04	$100.00	$100.00	$100.00	$100.00
12/31/04	$111.71	$100.72	$103.18	$102.30
12/30/05	$62.16	$103.75	$115.50	$109.17
12/29/06	$75.60	$117.88	$135.64	$130.40
12/31/07	$54.51	$122.04	$136.29	$113.31

        The following table sets forth information about our stock repurchases for the three months ended December 31, 2007:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
October 1 to October 31	301,468	$9.53	301,468	$50,617,739
November 1 to November 30	2,773,100	$8.80	2,773,100	$26,210,399
December 1 to December 31	1,604,368	$9.37	1,604,368	$11,171,594

Total	4,678,936	$9.04	4,678,936	$11,171,594

(1)
Based on trade date.

(2)
Includes 7,836 shares that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

(3)
On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date. Additionally, on February 13, 2008, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $75.0 million of our outstanding common stock beginning on that date.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2004 and 2003, and as of December 31, 2005, 2004 and 2003 has been derived from our audited financial statements not included in this report. Certain amounts below in 2005, 2006 and 2007 include the consolidation of a variable interest entity—see "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities." The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data."

	Year ended December 31,
Consolidated Financial Information
	2003	2004	2005	2006	2007
	(Dollars in thousands, except per share data and other financial data)
Statement of Operations Data:
Revenues:
Fees and interest charged to customers	$362,262	$430,859	$529,953	$659,876	$709,557
Marketing, processing and servicing fees	127,272	139,329	100,113	12,418	—

Total revenues	489,534	570,188	630,066	672,294	709,557

Center expenses:
Salaries and related payroll costs	131,369	160,047	171,092	185,938	199,416
Provision for doubtful accounts	64,681	89,236	115,060	120,855	140,245
Occupancy costs	51,798	67,305	80,540	87,276	96,847
Center depreciation expense	11,603	13,719	14,902	16,233	17,200
Advertising expense	23,857	26,082	24,137	20,375	26,770
Other center expenses	41,300	47,087	52,712	54,986	59,340

Total center expenses	324,608	403,476	458,443	485,663	539,818

Center gross profit	164,926	166,712	171,623	186,631	169,739
Corporate and other expenses (income):
General and administrative expenses	36,434	44,102	51,758	53,363	59,410
Corporate depreciation expense	3,433	3,942	4,483	3,661	3,162
Options purchase expense	3,547	—	—	—	—
Lending bank contract termination expense	6,525	—	—	—	—
Interest expense	15,983	17,165	4,331	7,129	11,059
Interest income	(86)	(161)	(351)	(538)	(317)
Loss on disposal of property and equipment	990	814	715	960	3,189
Loss on impairment of assets	—	1,288	2,918	—	314
Transaction related expense	—	2,466	—	—	—

Income before income taxes	98,100	97,096	107,769	122,056	92,922
Income tax expense (1)	1,925	14,041	43,776	48,858	37,831

Income before income of consolidated variable interest entity	96,175	83,055	63,993	73,198	55,091
Income of consolidated variable interest entity	—	—	(1,003)	(3,047)	(706)

Net income	$96,175	$83,055	$62,990	$70,151	$54,385

	Year ended December 31,
Consolidated Financial Information (Continued)
	2003	2004	2005	2006	2007
	(Dollars in thousands, except per share data and other financial data)
Per Share Data:
Net income per common share:
Basic	$1.40	$1.20	$0.76	$0.87	$0.70
Diluted	$1.40	$1.20	$0.76	$0.87	$0.70
Cash dividends paid per common share	$1.48	$1.15	$0.38	$0.44	$0.50
Weighted average number of shares outstanding:
Basic	68,667	69,126	83,124	80,889	77,923
Effect of dilutive options and unvested restricted stock	120	—	—	28	12

Diluted	68,787	69,126	83,124	80,917	77,935

Pro Forma Data (unaudited) (1):
Historical income before taxes		$97,096
Pro forma income tax expense (2)		39,247

Net income adjusted for pro forma income tax expense		$57,849

Pro forma net income per common share—basic		$0.84
Pro forma net income per common share—diluted		$0.84
Weighted average pro forma number of shares outstanding:
Basic		69,126
Effect of dilutive options		—

Diluted		69,126

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,484	$18,224	$27,259	$67,245	$28,251
Advances and fees receivable, net	138,204	155,009	193,468	237,725	221,480
Goodwill	122,324	122,324	122,586	122,627	127,286
Total assets	348,043	397,539	436,388	525,092	471,698
Total debt	219,259	46,637	44,621	111,050	147,980
Total stockholders' equity	91,039	296,290	303,025	299,897	250,291
Cash Flow Data:
Cash flows provided by operating activities	$153,670	$163,910	$189,382	$186,125	$184,496
Cash flows used in investing activities	(83,544)	(97,055)	(139,880)	(156,216)	(113,216)
Cash flows (used in) provided by financing activities	(66,317)	(59,115)	(40,467)	10,077	(110,310)

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

	Year ended December 31,
Consolidated Financial Information (Continued)
	2003	2004	2005	2006	2007
Other Financial and Statistical Data:
Number of centers open at end of period	2,039	2,408	2,604	2,853	2,832
Number of customers served—all credit products (thousands)	1,174	1,412	1,534	1,494	1,524
Number of payday cash advances originated (thousands)	10,179	11,586	11,620	11,539	11,979
Aggregate principal amount of payday cash advances originated (thousands)	$3,271,235	$3,804,096	$3,943,815	$4,082,865	$4,317,980
Average amount of each payday cash advance originated	$321	$328	$339	$353	$361
Average charge to customers for providing and processing a payday cash advance	$52	$52	$55	$55	$55
Average duration of a payday cash advance (days)	15.1	15.4	15.8	16.2	16.5
Average number of lines of credit outstanding during the period (thousands) (3)	—	—	—	20	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	—	—	—	$8,963	$10,377
Average principal amount on each line of credit outstanding during the period (3)	—	—	—	$448	$429
Number of installment loans originated (thousands)	—	—	68	29	31
Aggregate principal amount of installment loans originated (thousands)	—	—	$34,541	$13,905	$12,997
Average principal amount of each installment loan originated	—	—	$508	$486	$417
Average charge to customers for providing and processing an installment loan (4)	—	—	$337	$357	$530

(3)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(4)
For the years ended December 31, 2005 and 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas (in 2005 and 2006) and North Carolina (in 2005). Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. This calculation for 2006 excludes the Illinois installment loan product, which was rolled out in October 2006, because that product was not available long enough for an average charge in Illinois to be determined. For the year ended December 31, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

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

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of December 31, 2007, we operated 2,813 centers in 35 states in the United States, 12 centers in the United Kingdom and seven centers in Canada.

        Historically, we have conducted our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws (which we refer to as the standard business model). Prior to 2007, we conducted business in certain states as a marketing, processing and servicing agent for FDIC-supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. We currently operate all of our centers under the standard business model. In Texas, where we operate as a credit services organization ("CSO"), we refer customers to a third-party lender that may approve and fund advances to customers. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and all related fees that are not collected from the customers. During 2006, we began offering the Advance America Choice-Line of Credit to customers in Pennsylvania and installment loans to customers in Illinois. As a result of a July 2007 ruling in Pennsylvania, we ceased offering the Choice-Line of Credit. In the United Kingdom, we have recently started offering short term advances, check cashing and other related financial products and providing limited licenses of our services to independent contractors.

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

        Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds ("NSF") in the customer's account or other reasons. In three states, we are also permitted to charge a late fee, the amount of which varies by state. In Texas, the third-party lender charges a late fee on its loan in accordance with state law. For the years ended

December 31, 2007 and 2006, total collected NSF fees were approximately $3.5 million and $3.3 million, respectively, and total collected late fees were approximately $313,000 and $768,000, respectively.

        The growth of the payday cash advance industry over the last decade has been significantly affected by increasing acceptance of payday cash advances by state legislatures. However, to the extent that states enact legislation that negatively impacts payday cash advances and similar services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of payday cash advances or limits on consumers' use of the service, our business could be materially adversely affected. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America ("CFSA").

        Although there are numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics of our principal products and services generally are substantially similar in most jurisdictions.

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

  Repayment and Collection Process

        Generally, when customers return to a center to repay their advances they may: (1) pay their outstanding advances in full; (2) pay their outstanding advances in full and enter into a new advance on the same date; or (3) in some states, extend their outstanding advance by paying only the applicable charges (which is often referred to in our industry a rollover). Our policies regarding repayment options are based on the CFSA's Best Practices and the various applicable state laws, which do not make a consistent distinction among stand-alone, rollover and other types of consecutive transactions.

        Currently, we generally limit transactions to the lower of either four rollovers or the applicable state limit. Other than in regard to compliance with this policy, we do not systematically gather, review or analyze whether a transaction may be considered a rollover transaction because this distinction is not consistent under the various applicable statutes and we do not believe this distinction is relevant to our revenue analysis.

        If a customer does not return to repay the amount due, the center manager has the discretion to either: (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states or (2) deposit the customer's personal check. If the center manager has decided to commence past-due collection efforts in lieu of depositing the customer's personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer's check for a cashier's check, if funds are available.

        If a customer is unable to meet his or her current repayment for an advance, they may qualify for an extended payment plan ("Payment Plan"). In most states, the terms of our Payment Plan conform to the CFSA's Best Practices and guidelines. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We will not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, center personnel may resume our normal collection procedures. We do not offer a Payment Plan for installment loans, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is then deposited. For the year ended December 31, 2007, approximately 6.2% of total customer checks were deposited. Additional collection efforts are not required if the customer's deposited check clears. For the year ended December 31, 2007, approximately 24% of deposited customer checks cleared (i.e., were not returned NSF). If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

  Selected Operating Data

        The following table presents key operating data for our business:

	Year Ended December 31,
	2005	2006	2007
Number of centers open at end of period	2,604	2,853	2,832
Number of customers served—all credit products (thousands)	1,534	1,494	1,524
Number of payday cash advances originated (thousands)	11,620	11,539	11,979
Aggregate principal amount of payday cash advances originated (thousands)	$3,943,815	$4,082,865	$4,317,980
Average amount of each payday cash advance originated	$339	$353	$361
Average charge to customers for providing and processing a payday cash advance	$55	$55	$55
Average duration of a payday cash advance (days)	15.8	16.2	16.5
Average number of lines of credit outstanding during the period (thousands) (1)	—	20	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	—	$8,963	$10,377
Average principal amount on each line of credit outstanding during the period (1)	—	$448	$429
Number of installment loans originated (thousands)	68	29	31
Aggregate principal amount of installment loans originated (thousands)	$34,541	$13,905	$12,997
Average principal amount of each installment loan originated	$508	$486	$417
Average charge to customers for providing and processing an installment loan (2)	$337	$357	$530

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the years ended December 31, 2005 and 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas (in 2005 and 2006) and North Carolina (in 2005). Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. This calculation for 2006 excludes the Illinois installment loan product, which was rolled out in October 2006, because that product was not available long enough for an average charge in Illinois to be determined. For the year ended December 31, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

  Revenues and Expenses

        We have historically derived our revenues from: (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the years ended December 31, 2005, 2006 and 2007 consisted of (dollars in millions):

	2005		2006		2007
	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$530.0	84.1	$659.9	98.2	$709.6	100.0
Marketing, processing and servicing fees	100.1	15.9	12.4	1.8	—	—

Total revenues	$630.1	100.0	$672.3	100.0	$709.6	100.0

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

  Former Agency Business Model

        In 2005, the FDIC issued revised guidance to lending institutions that offered payday cash advances, including the lending banks for which we then acted as a marketing, processing and servicing agent. In response, we modified our marketing, processing and servicing agreements with the lending banks in Arkansas, North Carolina and Pennsylvania and started operating in Texas and Michigan under existing state-based legislation. In early 2006, the FDIC instructed the lending banks, including those for which we still acted as a marketing, processing and servicing agent in Pennsylvania and Arkansas, to discontinue offering advances and installment loans. In response, the lending banks stopped originating payday cash advances and installment loans and we abandoned our agency business model. In June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation under the standard business model. As a result, we now operate under the standard business model in all of our centers.

        Conversion of Operations in Michigan and Texas.    In 2005, we terminated our agreement with the lending bank for Michigan and began offering check-cashing and deferred-presentment services directly to customers in Michigan. After Michigan adopted a new affirmative payday lending law in June 2006, we began offering payday cash advances.

        In 2005, we also terminated our agreement with the lending bank for Texas and began conducting business in that state through a wholly owned subsidiary that has registered as a Credit Services Organization ("CSO") under Texas law. As a CSO, we refer customers to an unaffiliated third-party lender. Pursuant to the credit services organization agreement ("CSO Agreement") with that lender, we are contractually obligated for all losses incurred by the lender with respect to loans it makes to customers referred by us.

        Conversion of Operations in Arkansas.    In 2006, as a result of the lending bank for Arkansas ceasing to originate advances and loans, we began directly providing check-cashing services to customers in Arkansas under existing state-based legislation.

        The following is a summary of financial information for our operations in Arkansas for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Total revenues	$6,827	$5,289	$6,207
Total center expenses	4,888	4,604	4,635

Center gross profit	$1,939	$685	$1,572

  Closings

        Closing of Operations in North Carolina.    At the end of 2005, the North Carolina Commissioner of Banks issued an order directing us to cease operation of our centers in the state. As a result, we ceased all of our business activities and closed our centers in North Carolina.

        The following is a summary of financial information for our operations in North Carolina for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Total revenues	$22,167	$(35)	$—
Total center expenses	20,429	985	111

Center gross profit/(loss)	$1,738	$(1,020)	$(111)

        Closing of Operations in Pennsylvania.    As a result of the lending bank for Pennsylvania ceasing to originate advances and loans, we began offering the Advance America Choice-Line of Credit ("Choice-Line") in Pennsylvania in 2006. The Choice-Line product allowed customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances. On July 31, 2007, we announced that an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations. See "Item 3. Legal Proceedings." During the third and fourth quarters of 2007, we closed all of our remaining centers in Pennsylvania. The severance, lease termination and write-off of the undepreciated costs of fixed assets and other closing costs in these centers totaled approximately $2.2 million. Additionally, we recorded a charge of approximately $6.3 million for the write down of receivables. The cessation of our Pennsylvania operations did not result in any impairment in goodwill.

        The following is a summary of financial information for our operations in Pennsylvania for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Total revenues	$42,403	$29,541	$25,760
Total center expenses	23,358	19,512	25,028

Center gross profit	$19,045	$10,029	$732

        Closing of Operations in Oregon.    Legislation in Oregon became effective in 2007 that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it was no longer economically viable to continue to operate in Oregon and we closed all of our remaining Oregon centers in the fourth quarter of 2007. During the third and fourth quarters of 2007, we recorded closing costs for severance, lease termination and write-off of the undepreciated costs of fixed assets and other closing costs in these centers which totaled approximately $1.4 million. Additionally, we recorded a charge of approximately $0.5 million for the write down of receivables. The cessation of our Oregon operations did not result in any impairment in goodwill.

        The following is a summary of financial information for our operations in Oregon for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Total revenues	$5,205	$7,898	$4,836
Total center expenses	8,108	9,061	7,291

Center gross profit/(loss)	$(2,903)	$(1,163)	$(2,455)

  Acquisitions in the United Kingdom

        During the year ended December 31, 2007, we completed four acquisitions in the United Kingdom consisting of a total of 12 centers and 85 limited licensees for an aggregate purchase price, including transaction-related costs, of approximately $5.5 million in cash and an increase in goodwill of approximately $4.7 million.

  New centers

        We opened 361, 302 and 209 centers in the years ended December 31, 2005, 2006 and 2007, respectively. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $46,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and a security system. In addition, the typical center that has been operating for at least 24 months under the standard business model requires average working capital of approximately $89,000 to fund the center's advance portfolio.

        Of the 1,132 centers opened in 2004, 2005 and 2006, 962 centers remain open as of December 31, 2007. Of these, 791 have reached the point where, for at least one month, the center generated sufficient revenues to cover the center's expenses exclusive of corporate overhead (the "Breakeven Point"). The amount of time that it takes for a center to reach this Breakeven Point is affected by a number of factors including, but not limited to, the time of the year the center opens, the seasonal nature of the business and the regulatory environment of the state in which the center is opened. It is not uncommon for a center that has reached the Breakeven Point to temporarily drop below that point and then again exceed the Breakeven Point. Given the relatively fixed nature of most center expenses, the main determinant of the Breakeven Point for a given center is the number of advances outstanding.

        On average, the 791 centers reached the Breakeven Point between their ninth and fourteenth month of operations and had, on average, approximately 113 advances outstanding at that time. Cumulative operating losses to breakeven for these centers averaged approximately $59,000 per center. We have experienced a general trend of an increase in the time it takes a center to reach the Breakeven Point and, consequently, an increase in the cumulative operating losses to breakeven.

        The remaining 171 centers opened in 2004, 2005 and 2006 have yet to reach the Breakeven Point. These 171 centers are, on average, approximately 21 months old at December 31, 2007. At December 31, 2007, a seasonally high point in advances outstanding, these centers had, on average, approximately 93 advances outstanding. Cumulative operating losses to date for these centers averaged approximately $113,000 per center.

        Approximately 50% of the 209 centers we opened in 2007 were opened in the last half of the year. As a result, we do not have sufficient data to determine average Breakeven Points for those centers.

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

  Closed centers

        We closed 251 centers during 2005 (including 86 in Georgia and 118 in North Carolina), 53 centers during 2006 and 242 centers during 2007 (including 99 in Pennsylvania and 53 in Oregon). The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $5.1 million, $1.3 million and $6.7 million in 2005, 2006 and 2007, respectively. Additionally, during the year ended December 31, 2007, we recorded approximately $6.8 million in charges related to the write-down of receivables in Pennsylvania and Oregon.

  Principles of consolidation

        Our consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. and all of our wholly owned subsidiaries. At December 31, 2006 and for the years ended December 31, 2005, 2006 and 2007, our consolidated financial statements also include the accounts of a variable interest entity (the subsidiary of our previous third-party lender in Texas related to our CSO operations in that state) for which we were the primary beneficiary—see "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities." All significant intercompany balances and transactions have been eliminated.

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

        We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

  Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for our new third-party lender in Texas (see "Consolidation of Variable Interest Entity" in this section).

Our advances and fees receivables, net on our balance sheet do not include the advances and interest receivable for loans processed by us for our new third-party lender in Texas since these loans are owned by the third-party lender.

        The allowance for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

        We record the allowance for doubtful accounts as a reduction of advances and fees receivables, net on our balance sheet. We record the accrual for third-party lender losses as a current liability on our balance sheet. We have charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts and credited any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts.

        Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer's bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus original fee. Unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

        Our business experiences cyclicality in receivable balances from both the time of year and the day of the week. Fluctuations in receivable balances result in a corresponding impact on the allowance for doubtful accounts, accrual for third-party lender losses and provision for doubtful accounts.

        Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The year 2006 began and ended on a Sunday (a relative low point in weekly receivable balances). The year 2007 began and ended on a Monday (a relative low point in weekly receivable balances).

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of December 31, 2007, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for third-party lender losses would change by approximately $3.3 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. Additionally, during the year ended December 31, 2007, we completed four acquisitions, which resulted in an increase in goodwill of approximately $4.7 million. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2006 and 2007 financial statements include accruals of approximately $3.5 million and $0.9 million, respectively, for the self-insured portion of our health and dental insurance and approximately $3.8 million and $4.6 million, respectively, for workers' compensation. Beginning in the fourth quarter of 2007, we are no longer self-insured for our health insurance. We recognize our obligations associated with our self-insured benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender as of December 31, 2006 and for the years ended December 31, 2005, 2006 and 2007. During the fourth quarter of 2007, we terminated our CSO agreement with this lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with our former lender. This new lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE. Therefore, we have not consolidated our new lender as of December 31, 2007 and for the year ended December 31, 2007. See "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities" for the impact of consolidating our former lender on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of December 31, 2007, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $7.7 million. The weighted average period over which this expense is expected to be recognized is approximately 4.7 years. See "Item 8. Financial Statements and Supplementary Data—Note 11. Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Results of Operations

  Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

        The following tables set forth our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2007:

	Year Ended December 31,
	2006		2007		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$659,876	98.2%	$709,557	100.0%	$49,681	7.5%
Marketing, processing and servicing fees	12,418	1.8%	—	—	(12,418)	(100.0)%

Total revenues	672,294	100.0%	709,557	100.0%	37,263	5.5%

Center Expenses:
Salaries and related payroll costs	185,938	27.6%	199,416	28.1%	(13,478)	(7.2)%
Provision for doubtful accounts	120,855	18.0%	140,245	19.8%	(19,390)	(16.0)%
Occupancy costs	87,276	13.0%	96,847	13.6%	(9,571)	(11.0)%
Center depreciation expense	16,233	2.4%	17,200	2.4%	(967)	(6.0)%
Advertising expense	20,375	3.0%	26,770	3.8%	(6,395)	(31.4)%
Other center expenses	54,986	8.2%	59,340	8.4%	(4,354)	(7.9)%

Total center expenses	485,663	72.2%	539,818	76.1%	(54,155)	(11.2)%

Center gross profit	186,631	27.8%	169,739	23.9%	(16,892)	(9.1)%
Corporate and Other Expenses (Income):
General and administrative expenses	53,363	7.9%	59,410	8.4%	(6,047)	(11.3)%
Corporate depreciation expense	3,661	0.6%	3,162	0.5%	499	13.6%
Interest expense	7,129	1.1%	11,059	1.6%	(3,930)	(55.1)%
Interest income	(538)	(0.1)%	(317)	—	(221)	(41.1)%
Loss on disposal of property and equipment	960	0.1%	3,189	0.4%	(2,229)	(232.2)%
Loss on impairment of assets.	—	—	314	—	(314)	(100.0)%

Total corporate and other expenses	64,575	9.6%	76,817	10.9%	(12,242)	(19.0)%

Income before income taxes	122,056	18.2%	92,922	13.0%	(29,134)	(23.9)%
Income tax expense	48,858	7.3%	37,831	5.3%	11,027	22.6%

Income before income of consolidated variable interest entity	73,198	10.9%	55,091	7.7%	(18,107)	(24.7)%
Income of consolidated variable interest entity	(3,047)	(0.5)%	(706)	(0.1)%	2,341	76.8%

Net income	$70,151	10.4%	$54,385	7.6%	$(15,766)	(22.5)%

	Year Ended December 31,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,604	2,853
Opened	302	209
Acquired	—	12
Closed	(53)	(242)

Number of centers open at end of period	2,853	2,832

Weighted average number of centers open during the period	2,663	2,884
Number of customers served—all credit products (thousands)	1,494	1,524
Number of payday cash advances originated (thousands)	11,539	11,979
Aggregate principal amount of payday cash advances originated (thousands)	$4,082,865	$4,317,980
Average amount of each payday cash advance originated	$353	$361
Average charge to customers for providing and processing a payday cash advance	$55	$55
Average duration of a payday cash advance (days)	16.2	16.5
Average number of lines of credit outstanding during the period (thousands) (1)	20	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$8,963	$10,377
Average principal amount on each line of credit outstanding during the period (1)	$448	$429
Number of installment loans originated (thousands)	29	31
Aggregate principal amount of installment loans originated (thousands)	$13,905	$12,997
Average principal amount of each installment loan originated	$486	$417
Average charge to customers for providing and processing an installment loan (2)	$357	$530

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the years ended December 31, 2005 and 2006, the installment loan activity reflects only loans originated by us as an agent for the lending banks in Pennsylvania and Arkansas (in 2005 and 2006) and North Carolina (in 2005). Those loans contained no discounts for early repayment, resulting in a readily determinable average fee charged to the customer. This calculation for 2006 excludes the Illinois installment loan product, which was rolled out in October 2006, because that product was not available long enough for an average charge in Illinois to be determined. For the year ended December 31, 2007, the installment loan activity reflects loans originated directly by us in Illinois. These loans have a stated term of five months but with certain rebate provisions for each repayment. The average fee for these loans is estimated based on historical averages regarding repayments.

	Year Ended December 31,
	2006		2007		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$252.5	100.0%	$246.0	100.0%	$(6.5)	(2.6)%
Center expenses:
Salaries and related payroll costs	69.8	27.6%	69.1	28.1%	0.7	1.0%
Provision for doubtful accounts	45.4	18.0%	48.6	19.8%	(3.2)	(7.0)%
Occupancy costs	32.8	13.0%	33.6	13.6%	(0.8)	(2.4)%
Center depreciation expense	6.1	2.4%	6.0	2.4%	0.1	1.6%
Advertising expense	7.7	3.0%	9.3	3.8%	(1.6)	(20.8)%
Other center expenses	20.6	8.2%	20.6	8.4%	—	—

Total center expenses	182.4	72.2%	187.2	76.1%	(4.8)	(2.6)%

Center gross profit	$70.1	27.8%	$58.8	23.9%	$(11.3)	(16.1)%

  Revenue Analysis

        Total revenues increased approximately $37.3 million in 2007. The increase was primarily due to the opening of new centers and revenue growth in existing centers. Total revenues for the 2,310 centers opened prior to January 1, 2006 and still open as of December 31, 2007 increased $17.1 million from $613.3 million in 2006 to $630.4 million in 2007. Total revenues for the 522 centers opened after January 1, 2006 and still open as of December 31, 2007 increased $36.6 million from $6.7 million in 2006 to $43.3 million in 2007. Total revenues for the remaining 295 centers that closed represented a decrease of approximately $16.4 million for 2007 compared to 2006. Of this decrease, approximately $3.1 million and $3.7 million was due to the suspension and subsequent closure of operations in Oregon and Pennsylvania, respectively, during the third and fourth quarters of 2007.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs in 2007 was due primarily to: (1) the new centers opened in 2006 and 2007; (2) higher severance costs of approximately $0.8 million in 2007 primarily related to center closures; and (3) higher health and dental insurance costs of approximately $3.7 million in 2007 due primarily to higher claims costs during the period our health insurance was self-insured. We averaged approximately 2.18 and 2.06 full-time equivalent field employees, including district directors, per center during 2006 and 2007, respectively.

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts increased to 19.8% in 2007 from 18.0% in 2006. In both periods, the provision was reduced by the sales of certain customer debt, the proceeds of which were approximately $7.0 million in 2007 compared to $4.7 million in 2006. Excluding the sales of debt in both periods, the provision as a percentage of total revenues increased to 20.8% in 2007 from 18.7% in 2006. In 2007, the provision increased primarily due to approximately $6.8 million in charges related to the suspension and subsequent closure of operations in Pennsylvania and Oregon and a continued increase in loss rates.

        Occupancy costs and center depreciation expense.    The increases in occupancy costs and center depreciation expense in 2007 were due primarily to the new centers opened in 2006 and 2007.

        Advertising expense.    Advertising expense increased in 2007 compared to 2006 due primarily to higher marketing expenditures in 2007 tied to the introduction of new products and a more aggressive overall marketing strategy.

        Other center expenses.    The increase in other center expenses in 2007 was due to the new centers opened in 2006 and 2007 as well as higher center closure costs of approximately $2.9 million in 2007.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses in 2007 was due primarily to:

  •
  an increase in legal fees of approximately $2.5 million, primarily due to new product development, the expansion of our operations to the United Kingdom and Canada and the defense of several class action lawsuits;

  •
  approximately $1.3 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom;

  •
  approximately $0.8 million of additional expenses related to personnel, consulting and other costs (excluding legal fees and severance) associated with new product development and management;

  •
  increases in our human resources department expenses of approximately $0.6 million related to additional department headcount and consulting costs;

  •
  higher expenses of approximately $0.6 million in our public and government relations department primarily for consultants, contributions and trade association dues;

  •
  an increase in health and dental insurance costs of approximately $0.6 million;

  •
  approximately $1.1 million of severance costs related to the termination of certain executives and other corporate employees, partially offset by a reduction in stock-based compensation expense of approximately $0.6 million primarily due to these executives' forfeitures of restricted stock and stock option awards; and

  •
  a decrease in payroll expense of approximately $1.0 million for the South Carolina Job Development Credit related to employees in our corporate headquarters (of which approximately $0.7 million represents a catch-up credit for the years 2003 - 2006).

        Loss on disposal of property and equipment.    The increase in loss on disposal of property and equipment in 2007 is primarily due to the write-off of the undepreciated costs of fixed assets in centers closed.

        Loss on impairment of assets.    Loss on impairment of assets in 2007 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

  Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

        The following tables set forth our results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2006:

	Year Ended December 31,
	2005		2006		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$529,953	84.1%	$659,876	98.2%	$129,923	24.5%
Marketing, processing and servicing fees	100,113	15.9%	12,418	1.8%	(87,695)	(87.6)%

Total revenues	630,066	100.0%	672,294	100.0%	42,228	6.7%

Center Expenses:
Salaries and related payroll costs	171,092	27.1%	185,938	27.6%	(14,846)	(8.7)%
Provision for doubtful accounts	115,060	18.3%	120,855	18.0%	(5,795)	(5.0)%
Occupancy costs	80,540	12.8%	87,276	13.0%	(6,736)	(8.4)%
Center depreciation expense	14,902	2.4%	16,233	2.4%	(1,331)	(8.9)%
Advertising expense	24,137	3.8%	20,375	3.0%	3,762	15.6%
Other center expenses	52,712	8.4%	54,986	8.2%	(2,274)	(4.3)%

Total center expenses	458,443	72.8%	485,663	72.2%	(27,220)	(5.9)%

Center gross profit	171,623	27.2%	186,631	27.8%	15,008	8.7%
Corporate and Other Expenses (Income):
General and administrative expenses	51,758	8.2%	53,363	7.9%	(1,605)	(3.1)%
Corporate depreciation expense	4,483	0.7%	3,661	0.6%	822	18.3%
Interest expense	4,331	0.7%	7,129	1.1%	(2,798)	(64.6)%
Interest income	(351)	(0.1)%	(538)	(0.1)%	187	53.3%
Loss on disposal of property and equipment	715	0.1%	960	0.1%	(245)	(34.3)%
Loss on impairment of assets.	2,918	0.5%	—	—	2,918	100.0%

Total corporate and other expenses	63,854	10.1%	64,575	9.6%	(721)	(1.1)%

Income before income taxes	107,769	17.1%	122,056	18.2%	14,287	13.3%
Income tax expense	43,776	6.9%	48,858	7.3%	(5,082)	(11.6)%

Income before income of consolidated variable interest entity	63,993	10.2%	73,198	10.9%	9,205	14.4%
Income of consolidated variable interest entity	(1,003)	(0.2)%	(3,047)	(0.5)%	(2,044)	(203.8)%

Net income	$62,990	10.0%	$70,151	10.4%	$7,161	11.4%

	Year Ended December 31,
	2005	2006
Center Information:
Number of centers open at beginning of period	2,408	2,604
Opened	358	302
Acquired	3	—
Closed (excluding Georgia centers which were suspended in 2004)	(165)	(53)

Number of centers open at end of period	2,604	2,853

Weighted average number of centers open during the period	2,487	2,663
Number of customers served—all credit products (thousands)	1,534	1,494
Number of payday cash advances originated (thousands)	11,620	11,539
Aggregate principal amount of payday cash advances originated (thousands)	$3,943,815	$4,082,865
Average amount of payday cash advance originated	$339	$353
Average charge to customers for providing and processing a payday cash advance	$55	$55
Average duration of a payday cash advance (days)	15.8	16.2
Average number of lines of credit outstanding during the period (thousands)	—	20
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)	—	$8,963
Average principal amount on each line of credit outstanding during the period	—	$448
Number of installment loans originated (thousands)	68	29
Aggregate principal amount of installment loans originated (thousands)	$34,541	$13,905
Average principal amount of each installment loan originated	$508	$486
Average charge to customers for providing and processing an installment loan (1)	$337	$357

(1)
This calculation for 2006 excludes the Illinois installment loan product, which was rolled out in October 2006, because that product was not available long enough for an average charge in Illinois to be determined.

	Year Ended December 31,
	2005		2006		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$253.3	100.0%	$252.5	100.0%	$(0.8)	(0.3)%
Center expenses:
Salaries and related payroll costs	68.8	27.1%	69.8	27.6%	(1.0)	(1.5)%
Provision for doubtful accounts	46.2	18.3%	45.4	18.0%	0.8	1.7%
Occupancy costs	32.4	12.8%	32.8	13.0%	(0.4)	(1.2)%
Center depreciation expense	6.0	2.4%	6.1	2.4%	(0.1)	(1.7)%
Advertising expense	9.7	3.8%	7.7	3.0%	2.0	20.6%
Other center expenses	21.2	8.4%	20.6	8.2%	0.6	2.8%

Total center expenses	184.3	72.8%	182.4	72.2%	1.9	1.0%

Center gross profit	$69.0	27.2%	$70.1	27.8%	$1.1	1.6%

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

        In addition to the closed centers mentioned in the preceding paragraph, the increase in total revenues in 2006 was partially offset by:

  •
  the implementation of the FDIC Revised Guidance in Pennsylvania and Arkansas beginning during the third quarter of 2005 and the lending banks' suspension of originations in the first half of 2006. Total revenues in 2006 in Pennsylvania and Arkansas were approximately $14.7 million less than 2005;

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

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts decreased to 18.0% in 2006 from 18.3% in 2005. During 2006 and 2005, we sold certain customer accounts receivable to a collection agency, which generated proceeds of approximately $4.7 million and $3.7 million, respectively, which were recorded as a reduction in the provision in both years.

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

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2005, 2006 and 2007:

				2006 vs 2005 Variance		2007 vs 2006 Variance
	2005	2006	2007	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$189,382	$186,125	$184,496	$(3,257)	(1.7)%	$(1,629)	(0.9)%
Investing activities	(139,880)	(156,216)	(113,216)	(16,336)	(11.7)%	43,000	27.5%
Financing activities	(40,467)	10,077	(110,310)	50,544	124.9%	(120,387)	(1,194.7)%
Effect of exchange rate changes on cash and cash equivalents	—	—	36	—	—	36	100.0%

Net increase (decrease) in cash and cash equivalents	9,035	39,986	(38,994)	30,951	342.6%	(78,980)	(197.5)%
Cash and cash equivalents, beginning of period	18,224	27,259	67,245	9,035	49.6%	39,986	146.7%

Cash and cash equivalents, end of period	$27,259	$67,245	$28,251	$39,986	146.7%	$(38,994)	(58.0)%

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

        During the years ended December 31, 2006 and 2007, we repurchased 2,820,782 and 6,512,462 shares, respectively, of our common stock at a cost of approximately $40.1 million and $67.0 million, respectively. During the years ended December 31, 2006 and 2007, 5,482 and 10,662 shares of our common stock, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the dates of surrender, the shares surrendered in 2006 and 2007 had an aggregate value of approximately $80,000 and $116,000, respectively.

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

  Cash Flows from Operating Activities

        The decrease in net cash provided by operating activities in 2007 compared to 2006 was due primarily to a net decrease in changes in operating assets and liabilities of $20.9 million (primarily due to a decrease in the change in income taxes payable) and a decrease in net income of $15.8 million, offset by an increase in non-cash adjustments of $35.0 million.

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

  Cash Flows from Investing Activities

        The decrease in net cash used in investing activities in 2007 compared to 2006 was primarily due to a $52.1 million decrease in the change in cash invested in advances receivable (of which $33.7 million relates to the consolidation of a variable interest entity in 2006) and a $1.0 million decrease in purchases of property and equipment, partially offset by approximately $5.1 million for the acquisitions in the United Kingdom, net of cash acquired and a decrease in the changes in restricted cash of $4.8 million.

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

  Cash Flows from Financing Activities

        The increase in net cash used in financing activities in 2007 compared to 2006 was primarily due to a $29.4 million decrease in borrowings on our revolving credit facility, a $41.7 million decrease in the change in the non-controlling interest of the variable interest entity, an $18.8 million decrease in the change in book overdrafts, a $3.3 million increase in dividend payments, and a $26.9 million increase in repurchases of our common stock.

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

Capital Expenditures

        For the years ended December 31, 2005, 2006 and 2007, we spent $18.9 million, $17.7 million and $16.7 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Prior Off-Balance Sheet Arrangements with the Lending Banks

        We previously operated as an agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Each lending bank was responsible for evaluating each of its customers' applications and determining whether the payday cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks' approval process or in determining their approval procedures or criteria and, in the normal course of business, we generally did not fund or acquire any payday cash advances or installment loans from the lending banks. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks' payday cash advances and installment loans have never been included in our balance sheet within our advances and fees receivable, net.

        The lending banks were contractually obligated for all or a specified percentage of the losses on their advances and loans. Therefore, our fee increased by the lending banks' contractual obligation for losses. If actual losses by a lending bank exceeded a specified percentage, we were potentially obligated to pay the lending bank the outstanding amount of the advances and loans plus the lending bank's fees and/or interest receivable on the advances and loans, less the lending bank's contractually obligated portion of the losses.

        Because of our economic exposure for excess bank losses related to the lending banks' payday cash advances and installment loans, we accrued for excess bank losses to reflect our probable losses related to uncollected lending bank advances and loans. The accrual for excess bank losses was established on a basis similar to the allowance for doubtful accounts.

        As a result of the conversion of our Texas and Michigan operations to our standard business model in July 2005, the discontinuation of our North Carolina operations in September 2005 and the conversion of our Pennsylvania and Arkansas operations to our standard business model in June 2006, the accrual for excess bank losses and gross profit derived from the agency business model declined to zero in 2006. Approximately 15.8% and 0.4% of our total center gross profit, in the years ended December 31, 2005 and 2006, respectively, was derived from the agency business model.

Off-Balance Sheet Arrangement with New Third-Party Lender

        In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2007, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $20.5 million, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at December 31, 2007 was approximately $4.6 million and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2007, including periodic interest payments, included the following (dollars in thousands):

		Payment due by period
Contractual Cash Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and thereafter
Long-term debt obligations:
Revolving credit facility	$142,302	$—	$142,302	$—	$—
Mortgage payable	7,568	797	1,593	1,593	3,585
Note payable	242	138	104	—	—
Operating lease obligations (1)	154,511	62,742	73,351	16,715	1,703
Purchase obligations	963	963	—	—	—
Other	3,890	2,810	1,080	—	—

Total	$309,476	$67,450	$218,430	$18,308	$5,288

(1)
Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

  Long-Term Debt Obligations

        Revolving Credit Facility.    On July 16, 2004, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $265.0 million revolving line of credit, which amount includes the ability to issue up to $20.0 million in letters of credit. Our revolving credit facility matures on July 16, 2009. We have the option to: (i) increase our revolving credit facility by an additional $10.0 million and (ii) extend its maturity date to July 16, 2010, in each case upon our satisfaction of certain covenants and conditions. Any portion of our revolving credit facility that is repaid may be borrowed again. In May 2005, we amended our revolving credit facility to allow the repurchase of up to $50.0 million of our outstanding common stock. In June 2005, we further amended our revolving credit facility to permit us to operate as a CSO in Texas. In August 2006, we amended our revolving credit facility to allow the repurchase of up to $100.0 million of our outstanding common stock on and after the date of that amendment. In January 2007, we amended this credit facility to permit foreign subsidiaries. In October 2007, we further amended this credit facility to permit deferred purchase price obligations (including, without limitation, earn-out payment obligations) for acquisitions that are otherwise allowed under the credit facility and to exclude from certain financial covenants the charges and losses incurred in connection with our previously announced closing of 103 centers in Pennsylvania, Oregon and elsewhere.

        As of December 31, 2007, we had $142.3 million outstanding on the revolving portion of our credit facility and approximately $2.2 million of letters of credit outstanding, leaving approximately $120.5 million available for future borrowings under this credit facility.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate announced by Bank of America, the administrative agent under the revolving credit facility and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our senior leverage ratio of our consolidated senior debt to consolidated EBITDA. The base rate applicable margin ranges from 0.75% to 1.50% based upon our senior leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our senior leverage ratio. As of December 31, 2007, the applicable margin for the prime-based rate was 1.0% and the applicable margin for the LIBOR-based rate was 2.75%.

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

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interest, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of a minimum net worth and leverage and fixed charge coverage ratios. The revolving credit facility contains customary covenants and events of default, including covenants that restrict our ability to encumber assets, to create indebtedness and to declare and pay dividends. The revolving credit facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1.0 million in the aggregate could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all covenants at December 31, 2007.

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

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.8 million and $5.4 million at December 31, 2006 and 2007, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $5.2 million and $4.9 million at December 31, 2006 and 2007, respectively.

  Operating Lease Obligations

        We lease all but three of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessors under three center leases, the aircraft hanger space lease and other office and warehouse space leases are companies controlled by or affiliated with our Chairman. See "Item 8. Financial Statements and Supplementary Data—Note 13. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2007, our purchase obligations totaled approximately $1.0 million.

  Others

        We have entered into a consulting arrangement for which the retainer will be recognized over the anticipated term of the engagement. We have also entered into a contract with a service provider that specifies certain minimum payments over the term of the contract.

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

        Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of allowance for doubtful accounts and accrual for third-party lender losses. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. These amounts may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

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

Impact of New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. We are subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2004.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of the adoption of this standard on our financial position, results of operations and cash flows but do not expect SFAS 157 to have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. We do not expect SFAS 141(R) to have a material impact on our financial condition or results of operations.

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

  •
  our ability to identify and enter new markets;

  •
  the accuracy of our determination of the allowance for doubtful accounts, accrual for third-party lender losses and of our estimates of losses;

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

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2006 and 2007. The weighted average interest rate on our $104.8 million of variable interest debt as of December 31, 2006 was approximately 8.15%. The weighted average interest rate on our $142.3 million of variable interest debt as of December 31, 2007 was approximately 7.76%.

        We had total interest expense of $4.3 million, $7.1 million and $11.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.4 million in 2005, $0.8 million in 2006 and $1.4 million in 2007.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2007.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing our net assets by approximately $75,000. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2008

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets

December 31, 2006 and December 31, 2007

(in thousands, except per share data)

	2006	2007
Assets
Current assets
Cash and cash equivalents	$67,245	$28,251
Advances and fees receivable, net	237,725	221,480
Deferred income taxes	11,798	13,737
Other current assets	11,664	13,578

Total current assets	328,432	277,046
Restricted cash	5,446	5,701
Property and equipment, net	63,198	57,616
Goodwill	122,627	127,286
Other assets	5,389	4,049

Total assets	$525,092	$471,698

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,164	$16,204
Accrued liabilities	31,737	31,823
Income taxes payable	14,983	—
Accrual for third-party lender losses	—	4,587
Current portion of long-term debt	537	542

Total current liabilities	68,421	53,156
Revolving credit facility	104,835	142,302
Long-term debt	5,678	5,136
Deferred income taxes	13,564	20,629
Other liabilities	157	184

Total liabilities	192,655	221,407

Non-controlling interest in variable interest entity	32,540	—
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 79,534 and 72,947 outstanding as of December 31, 2006 and 2007, respectively	968	968
Paid in capital	285,382	286,999
Retained earnings	118,258	133,789
Accumulated other comprehensive loss	—	(75)
Common stock in treasury (17,287 and 23,874 shares at cost at December 31, 2006 and 2007, respectively)	(104,711)	(171,390)

Total stockholders' equity	299,897	250,291

Total liabilities and stockholders' equity	$525,092	$471,698

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income

Years Ended December 31, 2005, 2006 and 2007

(in thousands, except per share data)

	2005	2006	2007
Revenues:
Fees and interest charged to customers	$529,953	$659,876	$709,557
Marketing, processing and servicing fees	100,113	12,418	—

Total revenues	630,066	672,294	709,557

Center Expenses:
Salaries and related payroll costs	171,092	185,938	199,416
Provision for doubtful accounts	115,060	120,855	140,245
Occupancy costs	80,540	87,276	96,847
Center depreciation expense	14,902	16,233	17,200
Advertising expense	24,137	20,375	26,770
Other center expenses	52,712	54,986	59,340

Total center expenses	458,443	485,663	539,818

Center gross profit	171,623	186,631	169,739
Corporate and Other Expenses (Income):
General and administrative expenses	51,151	52,816	59,125
General and administrative expenses with related parties	607	547	285
Corporate depreciation expense	4,483	3,661	3,162
Interest expense	4,331	7,129	11,059
Interest income	(351)	(538)	(317)
Loss on disposal of property and equipment	715	960	3,189
Loss on impairment of assets	2,918	—	314

Income before income taxes	107,769	122,056	92,922
Income tax expense	43,776	48,858	37,831

Income before income of consolidated variable interest entity	63,993	73,198	55,091
Income of consolidated variable interest entity	(1,003)	(3,047)	(706)

Net income	$62,990	$70,151	$54,385

Net income per common share:
Basic	$0.76	$0.87	$0.70
Diluted	$0.76	$0.87	$0.70
Dividends declared per common share	$0.38	$0.44	$0.50
Weighted average number of shares outstanding:
Basic	83,124	80,889	77,923
Diluted	83,124	80,917	77,935

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2005, 2006 and 2007

(in thousands, except per share data)

						Common Stock In Treasury
	Common Stock
				Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value	Paid-In Capital			Shares	Amount	Total
Balances, December 31, 2004	96,821	$968	$280,553	$52,492	$—	(12,863)	$(37,723)	$296,290
Net income	—	—	—	62,990	—	—	—	62,990
Dividends paid ($0.38 per share)	—	—	—	(31,575)	—	—	—	(31,575)
Dividends payable	—	—	—	(65)	—	—	—	(65)
Purchases of treasury stock	—	—	—	—	—	(1,963)	(25,685)	(25,685)
Issuance of restricted stock	—	—	—	—	—	305	—	—
Forfeitures of restricted stock	—	—	1,217	—	—	(81)	(1,217)	—
Amortization of restricted stock	—	—	1,053	—	—	—	—	1,053
Stock option expense	—	—	186	—	—	—	—	186
Common stock issuance costs	—	—	(169)	—	—	—	—	(169)

Balances, December 31, 2005	96,821	968	282,840	83,842	—	(14,602)	(64,625)	303,025
Net income	—	—	—	70,151	—	—	—	70,151
Dividends paid ($0.44 per share)	—	—	—	(35,573)	—	—	—	(35,573)
Dividends payable	—	—	—	(162)	—	—	—	(162)
Purchases of treasury stock	—	—	—	—	—	(2,821)	(40,087)	(40,087)
Issuance of restricted stock	—	—	—	—	—	143	—	—
Forfeitures of restricted stock	—	—	20	—	—	(11)	(20)	—
Amortization of restricted stock	—	—	1,529	—	—	—	—	1,529
Stock option expense	—	—	951	—	—	—	—	951
Issuance of common stock to director in lieu of cash	—	—	42	—	—	4	21	63

Balances, December 31, 2006	96,821	968	285,382	118,258	—	(17,287)	(104,711)	299,897
Comprehensive income:
Net income	—	—	—	54,385	—	—	—	54,385
Foreign currency translation	—	—	—	—	(75)	—	—	(75)

Total comprehensive income								54,310
Dividends paid ($0.50 per share)	—	—	—	(38,839)	—	—	—	(38,839)
Dividends payable	—	—	—	(15)	—	—	—	(15)
Purchases of treasury stock	—	—	—	—	—	(6,513)	(67,016)	(67,016)
Issuance of restricted stock	—	—	—	—	—	40	—	—
Forfeitures of restricted stock	—	—	383	—	—	(121)	(383)	—
Vesting of restricted stock issued from treasury stock	—	—	(676)	—	—	—	676	—
Amortization of restricted stock	—	—	948	—	—	—	—	948
Stock option expense	—	—	907	—	—	—	—	907
Issuance of common stock to director in lieu of cash	—	—	55	—	—	7	44	99

Balances, December 31, 2007	96,821	$968	$286,999	$133,789	$(75)	(23,874)	$(171,390)	$250,291

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2006 and 2007

(in thousands)

	2005	2006	2007
Cash flows from operating activities
Net income	$62,990	$70,151	$54,385
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Income of consolidated variable interest entity	1,003	3,047	706
Depreciation	19,385	19,894	20,362
Non-cash interest expense	981	987	1,009
Provisions for doubtful accounts	115,060	120,855	140,245
Agency bank charge-offs, net of recoveries	(17,445)	(2,803)	—
Deferred income taxes	194	(7,573)	5,126
Loss on disposal of property and equipment	715	960	3,189
Loss on impairment of assets	2,437	—	314
Amortization of restricted stock	1,053	1,529	948
Stock option expense	186	951	907
Common stock issued to director in lieu of cash	—	63	99
Changes in operating assets and liabilities
Fees receivable, net	(11,361)	(20,418)	(27,821)
Other current assets	4,881	(6,632)	(1,583)
Other assets	(13)	284	511
Accounts payable	(3,633)	995	2,039
Accrued liabilities	3,768	201	(957)
Income taxes payable	9,181	3,634	(14,983)

Net cash provided by operating activities	189,382	186,125	184,496

Cash flows from investing activities
Changes in advances receivable	(126,447)	(143,264)	(91,178)
Changes in restricted cash	(925)	4,588	(255)
Acquisitions of business, net of cash acquired	(352)	(41)	(5,128)
Proceeds from sale of property and equipment	6,774	190	36
Purchases of property and equipment	(18,930)	(17,689)	(16,691)

Net cash used in investing activities	(139,880)	(156,216)	(113,216)

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2005, 2006 and 2007

(in thousands)

	2005	2006	2007
Cash flows from financing activities
(Payments on) proceeds from revolving credit facility, net	(1,572)	66,902	37,467
Increase (decrease) in non-controlling interest of variable interest entity	19,973	8,453	(33,246)
Common stock issuance costs	(169)	—	—
Payments on mortgage payable	(334)	(357)	(384)
Payments on long-term debt	—	—	(51)
Payments on note payable	(110)	(116)	(153)
Payments of financing costs	(23)	(8)	(150)
Purchases of treasury stock	(25,685)	(40,087)	(67,016)
Payments of dividends	(31,575)	(35,573)	(38,839)
Changes in book overdrafts	(972)	10,863	(7,938)

Net cash (used in) provided by financing activities	(40,467)	10,077	(110,310)

Effect of exchange rate changes on cash and cash equivalents	—	—	36

Net increase (decrease) in cash and cash equivalents	9,035	39,986	(38,994)
Cash and cash equivalents, beginning of period	18,224	27,259	67,245

Cash and cash equivalents, end of period	$27,259	$67,245	$28,251

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,179	$5,884	$9,896
Income taxes	34,402	52,796	49,545
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	3,071	1,563	966
Restricted stock dividends payable	65	162	15
Net assets acquired through acquisitions of business	168	—	740

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Description of Business

        The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company"). At December 31, 2006 and for the years ended December 31, 2005, 2006 and 2007, the Company's consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary—see Note 16. All significant intercompany balances and transactions have been eliminated.

        At December 31, 2007, the Company operated 2,813 centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash") and 12 centers in the United Kingdom and seven centers in Canada under the brand name National Cash. In each jurisdiction, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states, the Company previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation ("FDIC") supervised, state-chartered banks that made payday cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company has acted as an agent are referred to as lending banks. The Company no longer operates under the agency business model. The Company's operations in the United Kingdom are conducted in accordance with applicable English law. The Company's operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2006 and 2007. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $100,000 are not insured by the FDIC.

Restricted Cash

        Restricted cash includes cash in certain money market accounts and certificates of deposit. Restricted cash is restricted due to certain states' liquidity requirements.

Revenue Recognition

        Revenues can be characterized as fees and/or interest depending on the Company's business operations and product offerings under enabling regulations. Revenue is recognized on a constant-yield

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies (Continued)

basis ratably over the term of each advance. Under the former agency business model, the Company recognized revenue, which consisted of marketing, processing and servicing fees from the lending banks, on a constant-yield basis ratably over the term of each advance and installment loan.

Advances and Fees Receivable, Net

        The Company segregates its accounts receivable into advances receivable, fees and interest receivable, returned item receivables, loans and fees receivable of consolidated variable interest entity (related to the Company's former third-party lender in Texas—see Note 16) and other receivables. Advances receivable and fees and interest receivable include advances that have not been repaid. Returned item receivables include advances for which the customer's personal check has been deposited and the check has been returned due to non-sufficient funds in the customers' accounts, closed accounts or other reasons. Other receivables primarily include receivables for incentives related to the money transfer business, the settlement of accounts with the Company's former third-party lender in Texas and other miscellaneous receivables. Advances and fees receivable, net do not include the advances and interest receivable for loans processed by the Company for the new third-party lender in Texas since these loans are owned by the third-party lender. Advances and fees and interest receivable are carried at cost less unearned revenues and the allowance for doubtful accounts.

Allowance for Doubtful Accounts, Accrual for Third-Party Lender Losses and Accrual for Excess Bank Losses

        The allowance for doubtful accounts represents management's estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net on the Company's balance sheet. The accrual for third-party lender losses represents management's estimated probable losses for loans and certain related fees for loans that are processed by the Company for its new third-party lender in Texas (see Note 16) and is recorded as a current liability on the Company's balance sheet. Under the former agency business model, the Company previously recorded an accrual for excess bank losses as a current liability on the Company's balance sheet which represented the Company's estimated share of losses on advances and loans the Company marketed, processed and serviced for the lending banks.

        The allowance for doubtful accounts and the accrual for third-party lender losses are (and accrual for excess bank losses was) primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

        The Company has charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts (or the accrual for excess bank losses) and credited any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts (or the accrual for excess bank losses).

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies (Continued)

        Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer's bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus original fee. Under the former agency business model, unpaid payday cash advances and the related fees and/or interest generally were charged off 60 days from the due date and unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check was returned by the customer's bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

        Management believes that the allowance for doubtful accounts and accrual for third-party lender losses are adequate. Management's ongoing evaluation of the adequacy of the allowance for doubtful accounts and accrual for third-party lender losses is based on its evaluation of the advances and loans outstanding, historical experience and such other factors that, in management's judgment, deserve consideration in estimating probable losses.

Property and Equipment

        Property and equipment, including improvements that significantly extend useful lives, are recorded at cost. Cost includes major expenditures for improvements and replacements that extend useful lives and interest costs associated with significant capital expenditures. Maintenance and repairs are expensed when incurred. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as follows: building, 40 years; aircraft, 20 years; land improvements, seven years; leasehold improvements, office equipment and furniture, typically 3 to 5 years; and software, 3 to 5 years. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in income.

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company records impairment losses in the period in which it identifies such impairment. The Company recorded in the third quarter 2005 an impairment of assets expense of approximately $0.4 million to write-off the undepreciated costs of underperforming centers identified for future closure and approximately $1.5 million in connection with the sale of one of its aircraft. The Company recorded in the fourth quarter 2005 an impairment of assets expense of approximately $1.0 million to write-off the undepreciated costs of the 117 centers located in North Carolina. See Note 12 for further discussion of the Company's North Carolina operations. The Company had no impairment losses in 2006. The Company recorded in the first quarter 2007 an impairment of assets expense of approximately $0.3 million to write off the undepreciated costs of underperforming centers identified for future closure.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

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

Cash Overdrafts

        The Company has included in accounts payable book overdrafts of $14.6 million and $6.7 million at December 31, 2006 and 2007, respectively.

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

Concentration of Risk

        During the year ended December 31, 2007, the Company operated in 37 states in the United States. For the years ended December 31, 2005, 2006 and 2007, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 41%, 47% and 47%, respectively, of the Company's total revenues.

Advertising Costs

        Advertising costs are expensed when incurred.

Pre-opening Costs

        New center pre-opening costs are expensed when incurred.

Center Closing Costs

        Center closing costs represent management's estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expense related to closing a center. A liability for severance payments is recognized when

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies (Continued)

management: (i) decides to close a center and this plan is unlikely to change; (ii) determines that an employee cannot be relocated to another center; and (iii) informs the employee of the termination and the benefits that will be paid. The severance liability is recognized at the time the termination is communicated to the employee or, if the employee is required to continue service in order to receive the benefit, ratably until the center closes. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the lease's cease-use date. All other expenses are recorded when incurred.

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

Derivative and Hedging Activities

        The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for speculative or trading purposes. The Company had no derivative financial instruments outstanding as of December 31, 2006 and 2007.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. At December 31, 2005, 2006 and 2007, 391,488, zero and 22,277, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive. At December 31, 2005, 2006 and 2007, options to purchase 1,200,000, 1,280,000 and 1,230,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share since the effect of including them would be anti-dilutive.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies (Continued)

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	83,124	80,889	77,923
Effect of dilutive unvested restricted stock	—	28	10
Effect of dilutive outstanding stock options	—	—	2

Weighted average number of common shares outstanding-diluted	83,124	80,917	77,935

Stock-Based Compensation Plans

        The Company's stock-based compensation plans include the 2004 Omnibus Stock Plan which was approved by the Company's Board of Directors in 2004 and a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, both of which are between the Company and the Company's President and Chief Executive Officer and were approved by the Company's Board of Directors in 2005.

        Under the Company's stock-based compensation plans, the Company has granted shares of restricted stock and options to purchase the Company's common stock. In 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS No. 123(R)"). As required by SFAS No. 123(R), the Company uses the fair value method of accounting for compensation cost for its restricted stock and stock options. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and is being recognized over each award's respective service period. See Note 11 for the impact of these stock-based compensation plans on the Company's results of operations and financial condition as well as other disclosures required by SFAS No. 123(R).

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Actual results could differ from these estimates. Significant estimates include the determination of the allowance for doubtful accounts, accrual for third-party lender losses, accounting for income taxes, self-insurance accruals for workers' compensation and medical insurance and fair value of goodwill under required impairment analysis.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies (Continued)

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

Insurance Recoveries

        As a result of Hurricanes Katrina and Rita during the last half of 2005, the Company incurred property and equipment losses and the interruption of its business at certain centers. Accordingly, at December 31, 2005, the Company recorded an estimated $1.0 million receivable for insurance recoveries, which was included as an other receivable in advances and fees receivable, net. Of this amount, approximately $0.8 million was recorded in 2005 as a reduction of the provision for doubtful accounts in the accompanying consolidated statements of income. During the year ended December 31, 2006, actual insurance recovery proceeds totaled approximately $1.3 million and an additional $0.2 million was recorded as a recovery in the allowance for doubtful accounts.

Foreign Currency Translation and Transactions

        The Company operates centers in the United Kingdom and Canada. The financial statements of these foreign businesses have been translated into United States dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts were translated at the respective current exchange rate as of the balance sheet date and all income statement accounts were translated at the respective average exchange rate for the period. The resulting translation adjustments, as well as exchange rate gains and losses on intercompany balances of a long-term investment nature, are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in general and administrative

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

1.  Description of Business and Significant Accounting Policies (Continued)

expenses. Accumulated other comprehensive loss of $75,000 at December 31, 2007 consists of approximately $124,000 of foreign currency translation adjustments, net of related tax of $49,000.

Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The Company is subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2004.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the adoption of this standard on its financial position, results of operations and cash flows but does not expect SFAS 157 to have a significant impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The Company does not expect SFAS 141(R) to have a material impact on its financial condition or results of operations.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation. The provision for doubtful accounts has previously been included in the accompanying consolidated statements of income as a reduction of revenue but is now included in center expenses for all periods presented.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

2.  Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2007, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of December 31, 2007, the Company operated in 35 of these 39 states.

        The Company does not currently conduct business in the remaining four of these 39 states or in the District of Columbia because the Company does not believe it is currently economically attractive to operate in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 11 states do not have laws specifically authorizing the payday cash advance business or short-term consumer finance business. Despite the lack of specific laws, other laws may permit the Company to do business in these states.

        The Company's centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting business in the state as a provider of payday cash advances or similar short-term consumer credit.

        Although states provide the primary regulatory framework under which the Company offers advance services, certain federal laws also impact the business. The Company's advance services are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

        The Company's marketing efforts and the representations it makes about advance services also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. These statutes generally prohibit unfair or deceptive conduct. The FTC has not initiated any formal actions against the Company.

        The Company's subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. In Canada, the Company's subsidiaries will need to operate in compliance with pending provincial legislation.

        Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

3.  Marketing, Processing and Servicing Arrangements

        In connection with the Company's former agency business model, the Company entered into marketing, processing and servicing agreements ("MP&S Agreements") with lending banks that offered payday cash advances and installment loans.

        During 2005, the Company was compensated under MP&S Agreements with the lending banks for Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Operations in Michigan and Texas were converted to operate under state-based legislation during June and July 2005, respectively, and operations in Pennsylvania and Arkansas were converted to operate under state-based legislation during June 2006. During 2006, the Company was compensated under MP&S Agreements relating to only Pennsylvania and Arkansas. Since December 31, 2006, the Company has only operated pursuant to enabling state statutes under its standard business model.

        Although the Company marketed, processed and serviced payday cash advances and installment loans made by the lending banks, each lending bank was responsible for evaluating each of its customers' applications and determining whether to approve the payday cash advance or installment loan. The Company was not involved in the lending banks' payday cash advance or installment loan approval process or the determination of their approval procedures or criteria. The payday cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks; accordingly, they were never included in the Company's balance sheet.

        Prior to July 2005, under each MP&S Agreement, the Company's fees included each lending bank's contractual obligation for its portion of the losses on payday cash advances. If actual losses exceeded the lending bank's contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances plus the lending bank's fees and/or interest receivable on the advances, less the lending bank's contractually obligated portion of the losses. Beginning in July 2005, the lending bank in North Carolina and Arkansas became responsible for all losses associated with its payday cash advances and installment loans, while the lending bank in Pennsylvania continued to be contractually obligated only for a portion of its losses.

4.  Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2006	2007
Advances receivable	$195,011	$209,897
Fees and interest receivable	35,300	36,454
Returned items receivable	43,793	49,442
Loans and fees receivable of consolidated
variable interest entity	37,701	—
Other	2,975	11,224
Allowance for doubtful accounts	(57,396)	(61,306)
Unearned revenues	(19,659)	(24,231)

Advances and fees receivable, net	$237,725	$221,480

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

5.  Allowance for Doubtful Accounts, Accrual for Excess Bank Losses and Accrual for Third-Party Lender Losses

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2005	2006	2007
Beginning balance	$29,221	$45,585	$57,396
Provision for doubtful accounts	99,460	119,425	140,245
Charge-offs	(105,411)	(137,714)	(165,716)
Recoveries	22,315	30,100	33,859
Transfer to accrual for third-party lender losses	—	—	(4,587)
Acquired	—	—	109

Ending balance	$45,585	$57,396	$61,306

        Changes in the accrual for excess bank losses were as follows (in thousands):

	2005	2006	2007
Beginning balance	$3,219	$1,373	$—
Provision for doubtful accounts	15,600	1,430	—
Charge-offs	(23,761)	(4,752)	—
Recoveries	6,315	1,949	—

Ending balance	$1,373	$—	$—

        The provision for doubtful accounts related to the accrual for excess bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks' contractual obligations.

        Changes in the accrual for third-party lender losses were as follows (in thousands):

	2005	2006	2007
Beginning balance	$—	$—	$—
Transfer from allowance for doubtful accounts	—	—	4,587

Ending balance	$—	$—	$4,587

        The total changes in the allowance for doubtful accounts, the accrual for excess bank losses and the accrual for third-party lender losses were as follows (in thousands):

	2005	2006	2007
Beginning balance	$32,440	$46,958	$57,396
Provision for doubtful accounts	115,060	120,855	140,245
Charge-offs	(129,172)	(142,466)	(165,716)
Recoveries	28,630	32,049	33,859
Acquired	—	—	109

Ending balance	$46,958	$57,396	$65,893

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

6.  Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	2006	2007
Land and land improvements	$1,479	$1,479
Leasehold improvements	46,235	48,534
Office furniture and equipment	75,962	78,465
Software	11,631	10,544
Building	5,293	5,293
Aircraft	2,790	2,790
Construction in progress	2,356	2,091

Property and equipment	145,746	149,196
Less accumulated depreciation	(82,548)	(91,580)

Property and equipment, net	$63,198	$57,616

7.  Goodwill

        Goodwill represents the excess cost over the fair value of assets acquired. During the year ended December 31, 2007, the Company completed four acquisitions in the United Kingdom consisting of a total of 12 centers and 85 limited licensees for an aggregate purchase price, including transaction-related costs, of approximately $5.5 million in cash and an increase in goodwill of approximately $4.7 million.

        The Company tests its goodwill for impairment annually or if there is a significant change in the business environment. The results of the 2005, 2006 and 2007 tests indicated there was no impairment.

8.  Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2006	2007
Employee compensation	$12,038	$11,797
Workers' compensation	3,754	4,629
Health and dental insurance	3,495	925
Lease smoothing	2,924	2,920
Advertising	2,001	436
Construction in progress	1,563	962
Center closing costs	618	1,696
Accounting and tax	661	1,058
Property, sales and franchise taxes	622	558
Legal	885	1,789
Severance	32	1,113
Other	3,144	3,940

Total	$31,737	$31,823

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

9.  Revolving Credit Facility and Long-Term Debt

Revolving Credit Facility

        On July 16, 2004, the Company amended and restated its prior credit facility. This facility, as subsequently amended (the "2004 Facility") provides the Company with a $265 million revolving line of credit, including the ability to issue up to $20 million in letters of credit and to repurchase the Company's outstanding common stock (see Note 14). The maturity date of the 2004 Facility is July 16, 2009. The Company has the option to: (i) increase the 2004 Facility by an additional $10 million and (ii) extend the maturity date to July 16, 2010, in each case upon satisfaction of certain covenants and conditions.

        The 2004 Facility is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. The 2004 Facility also includes cross default provisions where an event of default with respect to any other indebtedness in excess of $1 million in the aggregate could cause all amounts outstanding under the 2004 Facility to become due and payable. The Company was in compliance with all covenants at December 31, 2006 and 2007.

        Borrowings under the 2004 Facility consisted of Base Rate Loans or Eurodollar Loans, or a combination thereof. Base Rate Loans bore interest at the greater of the Federal Funds Rate plus 1/2 of 1% or the Prime Rate in effect on such day plus an amount that varied based upon the Company's Consolidated Senior Leverage Ratio (the Margin). Eurodollar Loans bore interest at the 1-Month, 2-Month, 3-Month or 6-Month LIBOR rate plus the Margin.

        The weighted average interest rate was 8.15% and 7.76% for the 2004 Facility at December 31, 2006 and 2007, respectively.

        Total commitment fees paid were $1.5 million, $1.0 million, and $1.2 million for the years ended December 31, 2005, 2006, and 2007, respectively.

        The carrying value of the 2004 Facility approximated its fair value at December 31, 2006 and 2007.

        The Company had approximately $2.2 million in letters of credit outstanding under the 2004 Facility at December 31, 2007.

Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	2006	2007
Mortgage payable	$5,831	$5,447
Note payable	384	231

Total long-term debt	6,215	5,678
Less current portion	(537)	(542)

Long-term debt	$5,678	$5,136

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

9.  Revolving Credit Facility and Long-Term Debt (Continued)

        The Company owns its headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements and building) was $5.2 million and $4.9 million at December 31, 2006 and 2007, respectively.

        The fair value of the long-term debt is estimated using a discounted cash flow analysis and was approximately $6.0 million and $5.6 million at December 31, 2006 and 2007, respectively.

        Interest expense consisted of the following (in thousands):

	2005	2006	2007
Interest expense:
Mortgage payable	$488	$438	$411
Credit facility	2,731	4,484	7,012
Amortization of deferred financing costs	981	987	1,009
Capitalized interest on internally developed software	(91)	—	—
Interest expense of consolidated variable interest entity	—	1,036	2,517
Other	222	184	110

Total interest expense	$4,331	$7,129	$11,059

        Revolving credit facility and long-term debt maturities for the next five years and thereafter are (in thousands):

2008	$542
2009	142,847
2010	477
2011	514
2012	552
Thereafter	3,048

Total	$147,980

10.  Income Taxes

        Income tax expense consisted of the following (in thousands):

	2005	2006	2007
Current
Federal	$36,359	$47,078	$25,915
State	7,223	9,352	6,743

	43,582	56,430	32,658
Deferred	194	(7,572)	5,173

Total	$43,776	$48,858	$37,831

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

10.  Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2005	2006	2007
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net	4.4	4.3	4.3
Other	1.2	0.7	1.4

Effective income tax rate	40.6%	40.0%	40.7%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2006	2007
Deferred tax assets
Accrued expenses	$4,764	$8,074
Bad debts	7,684	5,665
Net operating loss carryforwards	260	1,048
State credit carryforwards	1,012	1,424
Depreciation	224	—
Other	646	1,099
Valuation allowance	(260)	(897)

Total deferred tax assets	14,330	16,413

Deferred tax liabilities
Goodwill	(13,609)	(16,524)
Depreciation	—	(4,619)
Prepaid expenses	(1,822)	(1,497)
Book versus tax basis difference for aircraft	(665)	(665)

Total deferred tax liabilities	(16,096)	(23,305)

Net deferred tax liability	$(1,766)	$(6,892)

        As of December 31, 2006 and 2007, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $0.3 million and $1.0 million, respectively, which will begin to expire in 2014. A valuation allowance of $0.9 million has been recorded at December 31, 2007 because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2006 and 2007, the Company had credit carryforwards for state income tax purposes totaling approximately $1.0 million and $1.4 million, respectively, which will begin to expire in 2010.

        Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

        The Company is subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2004.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

11.  Stock-Based Compensation Plans (Continued)

        To estimate each stock option's weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
Expected term (years)	6.56	4.41	4.95
Expected volatility	50%	47%	46%
Expected dividends (yield)	3.4%	3.6%	3.5%
Risk-free rate	4.37%	4.63%	3.91%

        The weighted-average grant-date fair values of options granted during the years ended December 31, 2005, 2006 and 2007 were $4.90 per option, $4.85 per option and $3.51 per option, respectively, and are being expensed ratably over each award's respective vesting period.

        The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2007 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,477,500	298,333
Range of exercise prices	$8.60 - $14.70	$12.11 - $14.70
Weighted-average exercise price	$12.08	$12.89
Aggregate intrinsic value (in thousands)	$(2,843)	$(814)
Weighted-average remaining contractual term (years)	8.4	7.8

        A summary of the Company's authorized and available shares, activity and the weighted average stock option exercise prices under its stock based compensation plans follows:

		Outstanding
	Authorized	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
Outstanding at December 31, 2004	4,250,000	233,329	—	4,016,671	—
Authorized	950,000	—	—	950,000	—
Granted	—	304,823	1,200,000	(1,504,823)	$12.47
Exercised	—	—	—	—	—
Canceled	—	(81,109)	—	81,109	—

Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	12.47
Authorized	—	—	—	—	—
Granted	—	143,334	80,000	(223,334)	14.70
Exercised	—	—	—	—	—
Canceled	—	(11,333)	—	11,333	—

Outstanding at December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	12.61
Authorized	—	—	—	—	—
Granted	—	40,000	457,500	(497,500)	10.69
Exercised	—	—	—	—	—
Canceled	—	(121,056)	(260,000)	381,056	12.21

Outstanding at December 31, 2007	5,200,000	507,988	1,477,500	3,214,512	$12.08

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

11.  Stock-Based Compensation Plans (Continued)

        A summary of the Company's restricted stock activity and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2004	233,329	$15.00
Granted	304,823	12.04
Vested	(65,555)	15.00
Forfeited	(81,109)	15.00

Nonvested at December 31, 2005	391,488	12.69
Granted	143,334	14.37
Vested	(102,689)	13.58
Forfeited	(11,333)	14.81

Nonvested at December 31, 2006	420,800	12.99
Granted	40,000	11.67
Vested	(73,077)	13.10
Forfeited	(121,056)	14.44

Nonvested at December 31, 2007	266,667	$12.10

        The total grant date fair value of restricted shares vested during the years ended December 31, 2005, 2006 and 2007 was approximately $1.0 million, $1.4 million and $1.0 million, respectively, and the total market value of these shares on the dates vested was approximately $0.8 million, $1.5 million and $0.7 million, respectively.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2005, 2006 and 2007 follows (in thousands):

	2005	2006	2007
Restricted stock	$1,053	$1,529	$948
Stock options	186	951	907

Total stock-based compensation expense	$1,239	$2,480	$1,855

        As of December 31, 2007, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $7.7 million. The weighted average period over which this expense is expected to be recognized is approximately 4.7 years.

12. Commitments and Contingencies

Legal Proceedings

        The Company is involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators. The Company is vigorously defending against all these actions. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings. Accordingly, no accrual has been recorded for any of these matters as of December 31, 2007.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

12. Commitments and Contingencies (Continued)

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleges that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the loans, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. Ms. McGinnis' claims are subject to an arbitration agreement. The trial court has denied the Company's motion to compel arbitration and the Company will appeal that decision.

  Phyliss Garrett v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On July 3, 2007, Phyliss Garrett filed a motion for contempt in the Circuit Court of Clark County, Arkansas alleging a violation of the 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas and incorporated into a court order. The relief sought by the plaintiff and the Company's defenses are substantially similar to those at issue in the Brenda McGinnis lawsuit described above.

  Kelvin White v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On May 31, 2007, Kelvin White and two other individuals filed a lawsuit in the Circuit Court of Ouachita County, Arkansas making substantially similar allegations and seeking substantially similar relief to the Brenda McGinnis lawsuit described above. The Company's defenses are also substantially similar.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company, the Company's subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), and certain officers, directors and employees are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and McKenzie or the other defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. The trial court has denied the Company's motion to compel arbitration of Ms. Kelly's claims and the Company has appealed that decision.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's subsidiary,

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

12. Commitments and Contingencies (Continued)

Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and the Company's defenses are nearly identical to those alleged in the first Betts and Reuter lawsuit.

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

  Cynthia Williams v. Advance America, Cash Advance Centers of Missouri, Inc.

        On August 6, 2007, Cynthia Williams filed a class action lawsuit against the Company's Missouri subsidiary in the Circuit Court of St. Louis County, Missouri alleging violations of certain Missouri loan laws and the Missouri Merchandising Practices Act. The complaint alleges the Company's subsidiary in Missouri exceeded the maximum lawful interest rate, illegally limited the number of loan renewals, and failed to adequately reduce the principal amount of the loan when a customer obtained a loan renewal. The complaint seeks compensatory and punitive damages, attorneys' fees, interest, costs and a constructive trust and equitable lien on all money paid by the class. The Company has removed the case to the United States District Court for the Western District of Missouri and filed a motion to transfer the case to the United States District Court for the Eastern District of Missouri. The Company's motion was granted and, in response, the Plaintiff dismissed the case voluntarily.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

12. Commitments and Contingencies (Continued)

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. Webster, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. Plaintiffs have appealed the trial court's decision to compel arbitration.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Company has appealed this order.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. In July 2007, the court determined that certain aspects of the Company's Choice Line of Credit required the Company to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company has appealed to the Pennsylvania Supreme Court.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and damages equal to three times the monthly participation fees paid by customers since June 2006. In January 2008, the trial court

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

12. Commitments and Contingencies (Continued)

entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless deemed otherwise by the arbiter.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that the Company was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless deemed otherwise by the arbiter.

  Class Actions Against South Carolina Subsidiary

        Seven separate putative class actions have been filed in South Carolina against the Company's subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; and Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each of the lawsuits has been removed to the United States District Court for the District of South Carolina.

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

December 31, 2005, 2006 and 2007

12.  Commitments and Contingencies (Continued)

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

        Substantially all center locations and certain office equipment are leased from third party lessors under operating leases. Total rent expense in 2005, 2006 and 2007 was $58.2 million, $61.0 million and $66.5 million, respectively. As of December 31, 2007, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2008	$62,742
2009	46,493
2010	26,858
2011	11,621
2012	5,094
Thereafter	1,703

Operating lease obligations	$154,511

        The Company enters into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2007, the Company's purchase obligations totaled approximately $1.0 million.

        Under the terms of the Company's agreement with its new third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers—see Note 16.

13.  Related Party Transactions

        The Company has entered into operating leases for centers, aircraft hangar space and other office and warehouse space with companies controlled by or affiliated with the Company's Chairman and members of his family.

        During 2005 and 2006, the Company periodically leased, on an hourly basis, airplanes owned by companies controlled by the Company's Chairman and/or Vice Chairman or in which they had ownership interests.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

13.  Related Party Transactions (Continued)

        Additionally, companies controlled by the Company's Chairman and/or Vice Chairman or in which they had ownership interests, provided pilots, fuel and other operating services for the Company's aircraft.

        The Company's Chairman has a brother who is a partner of a law firm that provided the Company certain routine legal services during 2005, 2006 and 2007.

        Under a time-share arrangement, the Company's Chairman and Vice Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's Chairman and formerly owned, in part, by the Company's Vice Chairman. Included in accounts receivable at December 31, 2007 is a $20,000 net receivable related to this arrangement.

        Expenses related to all transactions with related parties consisted of the following (in thousands):

	2005	2006	2007
Aircraft	$579	$390	$183
Center leases	53	51	53
Office and warehouse space leases	59	93	61
Legal	2	64	41

Total	$693	$598	$338

        On October 31, 2005, the Company completed the sale of one of its aircraft to a non-related party. As a result of this transaction, the Company recorded a loss of approximately $1.5 million in 2005. For tax purposes, the Company recognized a gain of approximately $5.4 million in the fourth quarter 2005.

14.  Capital Stock

        The Company's Amended and Restated Certificate of Incorporation authorizes 250 million shares of par value $.01 per share of common stock and 25 million shares of par value $.01 per share preferred stock. Each share of common stock is entitled to one vote.

        On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company's stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. During the years ended December 31, 2005, 2006 and 2007, the Company repurchased, pursuant to its stock repurchase program, 1,963,033, 2,820,782 and 6,512,462 shares of its common stock, respectively, at a cost of approximately $25.7 million, $40.1 and $67.0 million, respectively. For the years ended December 31, 2006 and 2007, these amounts include 5,482 and 10,662 shares of common stock, respectively, which were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

15.  Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2007 and 2006 is presented below ($ in thousands, except per share data):

	2007
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$168,083	$173,939	$183,926	$183,609	$709,557
Total center expenses	112,281	129,653	153,329	144,555	539,818

Center gross profit	55,802	44,286	30,597	39,054	169,739
Total corporate and other expenses	16,900	18,947	20,821	20,149	76,817

Income before income taxes	38,902	25,339	9,776	18,905	92,922
Income tax expense	16,343	10,186	3,792	7,510	37,831

Income before (income) loss of consolidated variable interest entity	22,559	15,153	5,984	11,395	55,091
(Income) loss of consolidated variable interest entity	(243)	(317)	(251)	105	(706)

Net income	$22,316	$14,836	$5,733	$11,500	$54,385

Net income per common share
—basic	$0.28	$0.19	$0.07	$0.15	$0.70
—diluted	$0.28	$0.19	$0.07	$0.15	$0.70

	2006
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Fees and interest charged to customers	$143,092	$152,611	$178,521	$185,652	$659,876
Marketing, processing and servicing fees.	9,077	3,310	31	—	12,418

Total revenues	152,169	155,921	178,552	185,652	672,294
Total center expenses	102,033	117,433	130,104	136,093	485,663

Center gross profit	50,136	38,488	48,448	49,559	186,631
Total corporate and other expenses	14,911	15,780	16,264	17,620	64,575

Income before income taxes	35,225	22,708	32,184	31,939	122,056
Income tax expense	14,313	8,924	13,322	12,299	48,858

Income before income of consolidated variable interest entity	20,912	13,784	18,862	19,640	73,198
Income of consolidated variable interest entity	(485)	(888)	(894)	(780)	(3,047)

Net income	$20,427	$12,896	$17,968	$18,860	$70,151

Net income per common share
—basic	$0.25	$0.16	$0.22	$0.24	$0.87
—diluted	$0.25	$0.16	$0.22	$0.24	$0.87

        The provision for doubtful accounts has previously been included in the Company's consolidated statements of income as a reduction of revenue but is now included in center expenses for all periods presented.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

16.  Transactions with Variable Interest Entities

        The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization ("CSO") under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement with an unaffiliated third-party lender in 2005. The agreement governed the terms by which the Company referred customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processed loan applications and committed to reimburse the lender for any loans or related fees that were not collected from such customers. During the fourth quarter of 2007, the Company terminated its agreement with this lender (the "former lender") and entered into a new agreement with another unaffiliated third-party lender (the "new lender") with substantially similar terms and conditions as the CSO Agreement with the former lender.

        The Company had determined that the former lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and had also determined that the Company was the primary beneficiary of this VIE. As a result, the Company consolidated the former lender into the Company's financial statements as of December 31, 2006 and for the years ended December 31, 2005, 2006 and 2007 (for the period in 2007 prior to the CSO Agreement termination date).

        The Company has determined that the new lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the new lender as of December 31, 2007 or for any part of the year ended December 31, 2007.

        The impact of the consolidation of the former lender on the Company's December 31, 2006 consolidated balance sheet was to increase the following balance sheet accounts as follows (in thousands):

2006
Cash and cash equivalents	$5,000
Advances and fees receivable, net	33,713
Accounts payable	5,815
Accrued liabilities	358
Non-controlling interest in variable interest entity	32,540

        The impact of the consolidation of the former lender on the Company's consolidated statements of income for the years ended December 31, 2005, 2006 and 2007 (for the period prior to the termination date) was to increase (decrease) the following income statement accounts as follows (in thousands):

	2005	2006	2007
Total revenues	$640	$3,294	$3,508
Provision for doubtful accounts	(735)	(1,856)	(1,132)
Other center expenses	372	1,067	913
Interest expense	—	1,036	2,517
Income tax expense	—	—	504
Income of consolidated variable interest entity	1,003	3,047	706

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2006 and 2007

16.  Transactions with Variable Interest Entities (Continued)

        Under the terms of the Company's agreement with its new third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2007, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $20.5 million, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of the Company's economic exposure for losses related to the third-party lender's advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company's estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company's balance sheet at December 31, 2007 was approximately $4.6 million and was established on a basis similar to the allowance for doubtful accounts.

17.  Subsequent Events

        On February 13, 2008, the Company's Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on March 7, 2008 to stockholders of record on February 26, 2008.

        Additionally, on February 13, 2008, the Company's Board of Directors approved an extension of the Company's stock repurchase program to cover an additional $75 million of the Company's currently outstanding common stock, subject to bank approval of an additional $25 million beyond the $50 million permitted by the Eighth Amendment to the Company's credit facility, which amendment was also entered into on February 13, 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure, Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Item 8. Financial Statements and Supplementary Data."

        Additionally, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, the Registrant's Chief Executive Officer filed a certificate with the NYSE on June 25, 2007 reporting that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards. The certifications of the President and Chief Executive Officer and the

Executive Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's disclosure in this 2007 Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 hereto.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

        Our executive officers, their ages at February 29, 2008, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Kenneth E. Compton	55	President and Chief Executive Officer
J. Patrick O'Shaughnessy	42	Executive Vice President and Chief Financial Officer

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

        J. Patrick O'Shaughnessy has served as our Executive Vice President and Chief Financial Officer since August 2007. Mr. O'Shaughnessy has been an investment banker since 1992, most recently as a partner at Thomas Weisel Partners LLC ("Thomas Weisel"). Prior to joining Thomas Weisel, Mr. O'Shaughnessy spent much of his career at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and with Credit Suisse First Boston, where he remained after its acquisition of DLJ until 2002.

Other Information

        The information set forth under the captions "Election of our Board of Directors," "Principal Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

        We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics by going to the following website address: http://investors.advanceamerica.net and clicking "Code of Conduct." We will post on our website (http://www.advanceamerica.net) any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission ("SEC") or the New York Stock Exchange. You can also obtain a printed copy of any of the materials referred to above without charge by contacting us at the following address and requesting a copy:

Advance America, Cash Advance Centers, Inc. Attention: Corporate Secretary 135 North Church Street Spartanburg, South Carolina 29306 Telephone: 864-342-5600

ITEM 11.    EXECUTIVE COMPENSATION.

        Information contained under the captions "Executive and Director Compensation," "Compensation Committee Report" and "Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the captions "Principal Stockholders" and "Executive and Director Compensation—Equity Compensation Plans" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information set forth under the captions "Certain Transactions" and "Corporate Governance—Independent Directors" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information contained under the caption "Appointment of Our Independent Auditors" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  Financial Statements

        The information required by this Item is included in "Item 8. Financial Statements and Supplementary Data."

(a)(2)  Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

(a)(3)  Exhibits:

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2(a)	2004 Omnibus Stock Plan.
10.2(b)	Form of Restricted Stock Agreement.
10.2(c)	Form of Nonqualified Stock Option Agreement.
10.3	Form of Registration Rights Agreement.
10.4	Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.5	Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.7	Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director's Fees.
10.8	Description of 2006 Cash Bonus Arrangement for Named Executive Officers.

10.9	Description of Compensation Arrangement for Non-executive Directors.
10.13	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton.
10.14	Description of 2007 Cash Bonus Arrangement for Named Executive Officers.
10.15	Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John I. Hill, dated as of August 28, 2007.
10.16	Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007.
10.17	Description of 2008 Cash Bonus Arrangement for Named Executive Officers.

(b)  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Registration Statement, on Form S-1, Registration No. 333-118227 (the "IPO Registration Statement")).
3(ii)
Amended and Restated Bylaws of the registrant effective as of October 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated October 24, 2007).
4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the IPO Registration Statement).
10.1(a)	Amended and Restated Credit Agreement, dated as of July 16, 2004 (the "2004 Credit Facility") (incorporated herein by reference to Exhibit 10.1 to the IPO Registration Statement).
10.1(b)
First Amendment, dated as of November 29, 2004, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1(b) to Advance America, Cash Advance Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K")).
10.1(c)	Second Amendment, dated as of December 31, 2004, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1(c) to the 2005 10-K).
10.1(d)	Third Amendment, dated as of May 11, 2005, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1(d) to the 2005 10-K).
10.1(e)	Fourth Amendment, dated as of June 23, 2005, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1(e) to the 2005 10-K).
10.1(f)
Fifth Amendment, dated as of August 16, 2006, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on August 16, 2006).
10.1(g)
Sixth Amendment, dated as of January 12, 2007, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1(g) to Advance America, Cash Advance Centers, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(h)
Seventh Amendment, dated October 17, 2007, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.1(i)
Eighth Amendment, dated February 13, 2008, to the 2004 Credit Facility (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 14, 2008 (the "February 2008 8-K")).
10.2(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).
10.2(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).
10.2(c)
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
10.7
Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director's Fees (incorporated herein by reference to Exhibit 99.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 23, 2006).
10.8
Description of 2006 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on July 27, 2006 (the "July 2006 8-K")).
10.9	Description of Compensation Arrangement for Non-executive Directors (incorporated herein by reference to Exhibit 10.3 to the July 2006 8-K).
10.10
Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of May 9, 2006 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on November 22, 2006 (the "November 2006 8-K")).
10.11	Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of June 15, 2005 (incorporated herein by reference to Exhibit 10.3 to the November 2006 8-K).
10.12	Summary of Terms of Reciprocal Use Agreement by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC (incorporated herein by reference to Exhibit 10.1 to the November 2006 8-K).
10.13	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton (incorporated herein by reference to Exhibit 10.4 to the November 2006 8-K).

10.14
Description of 2007 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 26, 2007).
10.15
Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John I. Hill, dated as of August 28, 2007 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on September 7, 2007).
10.16
Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on August 24, 2007).
10.17
Description of 2008 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 20, 2008).
21.1	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(c)  Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2008.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ KENNETH E. COMPTON Kenneth E. Compton President and Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Chairman of the Board and Director	February 29, 2008
/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Vice Chairman of the Board and Director	February 29, 2008
/s/ KENNETH E. COMPTON Kenneth E. Compton	President and Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2008
/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	February 29, 2008
/s/ STEPHEN K. BENJAMIN Stephen K. Benjamin	Director	February 29, 2008
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	February 29, 2008
/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	February 29, 2008

/s/ DONOVAN A. LANGFORD, III Donovan A. Langford, III	Director	February 29, 2008
/s/ W. OLIN NISBET W. Olin Nisbet	Director	February 29, 2008

QuickLinks

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC. Form 10-K For the year ended December 31, 2007
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
PERFORMANCE GRAPH
Comparison of Cumulative Return vs. S&P 500, NASDAQ Other Financial, and NYSE Financial Sector Indices
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Advance America, Cash Advance Centers, Inc. Consolidated Balance Sheets December 31, 2006 and December 31, 2007 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Income Years Ended December 31, 2005, 2006 and 2007 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Stockholders' Equity Years Ended December 31, 2005, 2006 and 2007 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2005, 2006 and 2007 (in thousands)
Advance America, Cash Advance Centers, Inc. Notes to Consolidated Financial Statements December 31, 2005, 2006 and 2007
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES