Form 10-Q
period 2008-03-31
Advance America, Cash Advance Centers, Inc.
filed 2008-05-09
CIK 1299704

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2008
Common Stock, par value $.01 per share	64,564,211 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months ended March 31, 2008

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

        The matters described in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and in "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2007 and March 31, 2008

(in thousands, except per share data)

	December 31, 2007	March 31, 2008
Assets
Current assets
Cash and cash equivalents	$28,251	$16,535
Advances and fees receivable, net	221,480	180,280
Deferred income taxes	13,737	12,903
Other current assets	13,578	23,115

Total current assets	277,046	232,833
Restricted cash	5,701	5,164
Property and equipment, net	57,616	55,700
Goodwill	127,286	127,773
Other assets	4,049	5,271

Total assets	$471,698	$426,741

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,204	$16,223
Accrued liabilities	31,823	26,117
Income taxes payable	—	56
Accrual for third-party lender losses	4,587	3,493
Current portion of long-term debt	542	551

Total current liabilities	53,156	46,440
Revolving credit facility	142,302	127,246
Long-term debt	5,136	4,994
Deferred income taxes	20,629	22,189
Deferred revenue	—	5,771
Other liabilities	184	224

Total liabilities	221,407	206,864

Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 72,947 and 68,233 outstanding as of December 31, 2007 and March 31, 2008, respectively	968	968
Paid in capital	286,999	287,474
Retained earnings	133,789	139,710
Accumulated other comprehensive loss	(75)	(140)
Common stock in treasury (23,874 and 28,588 shares at cost at December 31, 2007 and March 31, 2008, respectively)	(171,390)	(208,135)

Total stockholders' equity	250,291	219,877

Total liabilities and stockholders' equity	$471,698	$426,741

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months Ended March 31, 2007 and 2008

(in thousands, except per share data)

	2007	2008
Total Revenues	$168,083	$165,456
Center Expenses:
Salaries and related payroll costs	49,197	51,401
Provision for doubtful accounts	15,815	20,780
Occupancy costs	23,533	25,424
Center depreciation expense	4,269	4,295
Advertising expense	5,309	3,146
Other center expenses	14,158	14,595

Total center expenses	112,281	119,641

Center gross profit	55,802	45,815
Corporate and Other Expenses (Income):
General and administrative expenses	13,279	16,375
Corporate depreciation expense	818	768
Interest expense	2,313	2,688
Interest income	(76)	(41)
Loss on disposal of property and equipment	252	126
Loss on impairment of assets	314	236

Income before income taxes	38,902	25,663
Income tax expense	16,343	10,859

Income before income of consolidated variable interest entity	22,559	14,804
Income of consolidated variable interest entity	(243)	—

Net income	$22,316	$14,804

Net income per common share:
Basic	$0.28	$0.21
Diluted	$0.28	$0.21
Dividends declared per common share	$0.125	$0.125
Weighted average number of shares outstanding:
Basic	79,117	70,665
Diluted	79,167	70,665

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2008

(in thousands, except per share data)

						Common Stock In Treasury
	Common Stock
				Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value	Paid-In Capital			Shares	Amount	Total
Balances, December 31, 2007	96,821	$968	$286,999	$133,789	$(75)	(23,874)	$(171,390)	$250,291
Comprehensive income:
Net income	—	—	—	14,804	—	—	—	14,804
Foreign currency translation	—	—	—	—	(65)	—	—	(65)

Total comprehensive income								14,739
Dividends paid ($0.125 per share)	—	—	—	(8,853)	—	—	—	(8,853)
Dividends payable	—	—	—	(30)	—	—	—	(30)
Purchases of treasury stock	—	—	—	—	—	(4,759)	(36,834)	(36,834)
Issuance of restricted stock	—	—	—	—	—	42	—	—
Vesting of restricted stock issued from treasury stock	—	—	(71)	—	—	—	71	—
Amortization of restricted stock	—	—	216	—	—	—	—	216
Stock option expense	—	—	323	—	—	—	—	323
Issuance of common stock to director in lieu of cash	—	—	7	—	—	3	18	25

Balances, March 31, 2008	96,821	$968	$287,474	$139,710	$(140)	(28,588)	$(208,135)	$219,877

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2008

(in thousands)

	2007	2008
Cash flows from operating activities
Net income	$22,316	$14,804
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	243	—
Depreciation and amortization	5,087	5,068
Non-cash interest expense	247	239
Provision for doubtful accounts	15,815	20,780
Deferred income taxes	3,053	2,393
Loss on disposal of property and equipment	252	126
Loss on impairment of assets	314	236
Amortization of restricted stock	392	216
Stock option expense	243	323
Common stock issued to director in lieu of cash	22	25
Changes in operating assets and liabilities
Fees receivable, net	625	538
Other current assets	(2,058)	(9,542)
Other assets	45	124
Accounts payable	(1,399)	759
Accrued liabilities	(10,870)	(6,087)
Income taxes payable	(14,754)	56
Deferred revenue	—	5,771
Other liabilities	—	19

Net cash provided by operating activities	19,573	35,848

Cash flows from investing activities
Changes in advances receivable	34,323	18,790
Changes in restricted cash	(19)	537
Acquisition of business, net of cash acquired	—	(482)
Proceeds from sale of property and equipment	33	12
Purchases of property and equipment	(3,005)	(3,176)

Net cash provided by investing activities	31,332	15,681

Cash flows from financing activities
Payments on revolving credit facility, net	(76,887)	(15,055)
Decrease in non-controlling interest of variable interest entity	(2,212)	—
Payments on mortgage payable	(93)	(100)
Payments on note payable	(30)	(32)
Payments of financing costs	(6)	(1,585)
Purchases of treasury stock	(41)	(36,834)
Payments of dividends	(9,894)	(8,853)
Changes in book overdrafts	(2,966)	(763)

Net cash used in financing activities	(92,129)	(63,222)

Effect of exchange rate changes on cash and cash equivalents	—	(23)

Net decrease in cash and cash equivalents	(41,224)	(11,716)
Cash and cash equivalents, beginning of period	67,245	28,251

Cash and cash equivalents, end of period	$26,021	$16,535

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,446	$2,945
Income taxes	28,044	12,770
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	497	372
Restricted stock dividends payable	49	30
Net assets acquired through acquisition of business	—	61

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company's financial condition, have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2008.

Description of Business

        The Company conducts business under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers. The Company's operations in the United Kingdom are conducted in accordance with applicable English law. The Company's operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Revenue Recognition

        Revenues can be characterized as fees and/or interest depending on the Company's business operations and product offerings under enabling regulations. Revenue is recognized on a constant-yield basis ratably over the term of each advance. The Company has also entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract subject to certain terms and conditions.

Concentration of Risk

        For the three months ended March 31, 2007 and 2008, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 46% and 49%, respectively, of the Company's total revenues.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. At March 31, 2007 and 2008, zero and 298,890, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At March 31, 2007 and 2008, options to purchase 1,290,000 and 1,630,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2008 (in thousands):

	2007	2008
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	79,117	70,665
Effect of dilutive unvested restricted stock	50	—
Effect of dilutive outstanding stock options	—	—

Weighted average number of common shares outstanding—diluted	79,167	70,665

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option") and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's financial position or results of operations.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation. The provision for doubtful accounts has previously been included in the accompanying consolidated statements of income as a reduction of revenue but is now included in center expenses for all periods presented.

2. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
Advances receivable	$209,897	$172,774
Fees and interest receivable	36,454	29,470
Returned items receivable	49,442	38,151
Other	11,224	4,190
Allowance for doubtful accounts	(61,306)	(49,877)
Unearned revenues	(24,231)	(14,428)

Advances and fees receivable, net	$221,480	$180,280

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        Changes in the allowance for doubtful accounts for the three months ended March 31, 2007 and 2008 were as follows (in thousands):

	2007	2008
Beginning balance	$57,396	$61,306
Provision for doubtful accounts	15,815	21,874
Charge-offs	(38,483)	(43,674)
Recoveries	12,689	10,371

Ending balance	$47,417	$49,877

        Changes in the accrual for third-party lender losses for the three months ended March 31, 2007 and 2008 were as follows (in thousands):

	2007	2008
Beginning balance	$—	$4,587
Provision for doubtful accounts	—	(1,094)

Ending balance	$—	$3,493

        The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three months ended March 31, 2007 and 2008 were as follows (in thousands):

	2007	2008
Beginning balance	$57,396	$65,893
Provision for doubtful accounts	15,815	20,780
Charge-offs	(38,483)	(43,674)
Recoveries	12,689	10,371

Ending balance	$47,417	$53,370

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

4. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
Employee compensation	$11,797	$7,873
Workers' compensation	4,629	4,879
Health and dental insurance	925	275
Lease smoothing	2,920	2,969
Advertising	436	238
Construction in progress	962	372
Center closing costs	1,696	1,353
Accounting and tax	1,058	641
Property, sales and franchise taxes	558	731
Legal	1,789	1,617
Severance	1,113	453
Deferred revenue	—	1,701
Other	3,940	3,015

Total	$31,823	$26,117

5. Commitments and Contingencies

        The Company is involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators. The Company is vigorously defending against all of these actions. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings. Accordingly, no accrual has been recorded for any of these matters as of March 31, 2008.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleges that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the loans, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. The class was certified on April 22, 2008. The trial court has denied the Company's motion to compel arbitration and the Company will appeal that decision, which appeal will run concurrently with the trial court proceedings.

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

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

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

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and the Company's defenses are nearly identical to those alleged in the first Betts and Reuter lawsuit described above.

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

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

  Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        The Company's Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company's Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In its holding, the court ruled that BankWest was the "true lender." In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court's grant of summary judgment to the Company. Accordingly, this case will proceed to trial before the U.S. Bankruptcy Court.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri. The action alleges that the arbitration clause and class action waiver in the Company's subsidiary's loan agreement is unconscionable, that the Company's subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief. The Company intends to defend the action fully and vigorously.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. Webster, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. Plaintiffs have appealed the trial court's decision to compel arbitration. The parties are awaiting a decision by the court on the Plaintiff's appeal.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Commissioner of Banks has agreed to stay this case until the decision on the Kucan case described above is handed down by the Court of Appeals.

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

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and damages equal to three times the monthly participation fees paid by customers since June 2006. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. The Company has appealed this order.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that the Company was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. The Company has appealed this order.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

  Class Actions Against South Carolina Subsidiary

        Seven separate putative class actions have been filed in South Carolina against the Company's subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; and Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each of the lawsuits has been removed to the United States District Court for the District of South Carolina. The complaint filed by Lisa Johnson and Gilbert Herbert has been remanded to state court and the Company will seek appeal.

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

6. Capital Stock and Stock-Based Compensation Plans

        On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company's stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. On February 13, 2008, the Company announced that its Board of Directors had approved a further extension of the Company's stock repurchase program to cover an additional $75.0 million of the Company's currently outstanding common stock. During the three months ended March 31, 2007 and 2008, the Company repurchased, pursuant to its

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

6. Capital Stock and Stock-Based Compensation Plans (Continued)

stock repurchase program, 2,826 and 4,759,322 shares of its common stock, respectively, at a cost of approximately $41,000 and $36.8 million, respectively. For the three months ended March 31, 2007 and 2008, these amounts include 2,826 and 3,272 shares of common stock, respectively, which were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

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

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

6. Capital Stock and Stock-Based Compensation Plans (Continued)

  •
  Expected dividends—The Company used its expected dividend yield as of each stock option grant date as its expected dividends over the expected term of the options.

  •
  Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

        To estimate each stock option's weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the three months ended March 31, 2007 and 2008:

	2007	2008
Expected term (years)	4.41	5.42
Expected volatility	46%	48%
Expected dividends (yield)	3.0%	4.1%
Risk-free rate	4.42%	2.93%

        The weighted average grant date fair values of options granted during the three months ended March 31, 2007 and 2008 were $4.51 per option and $2.70 per option, respectively, and are being expensed ratably over each award's respective vesting period.

        The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2008 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,630,000	325,000
Range of exercise prices	$8.48 – $14.70	$12.11 – $14.70
Weighted average exercise price	$11.75	$13.02
Aggregate intrinsic value (in thousands)	$(6,848)	$(1,779)
Weighted average remaining contractual term (years)	8.3	7.6

        A summary of the Company's authorized and available shares, activity for the three months ended March 31, 2008, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding
	Authorized	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
At December 31, 2007	5,200,000	507,988	1,477,500	3,214,512	$12.08
Authorized	—	—	—	—	—
Granted	—	42,000	152,500	(194,500)	8.52
Exercised	—	—	—	—	—
Canceled	—	—	—	—	—

At March 31, 2008	5,200,000	549,988	1,630,000	3,020,012	$11.75

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

6. Capital Stock and Stock-Based Compensation Plans (Continued)

        A summary of the Company's restricted stock activity for the three months ended March 31, 2008 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	266,667	$12.10
Granted	42,000	8.65
Vested	(9,777)	14.67
Forfeited	—	—

Nonvested at March 31, 2008	298,890	$11.53

        The total grant date fair value of restricted shares vested during the three months ended March 31, 2007 and 2008 was approximately $0.1 million and $0.1 million, respectively, and the total market value of these shares on the dates vested was approximately $0.1 million and $0.1 million, respectively.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2007 and 2008 follows (in thousands):

	2007	2008
Restricted stock	$392	$216
Stock options	243	323

Total stock-based compensation expense	$635	$539

        As of March 31, 2008, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $8.0 million. The weighted average period over which this expense is expected to be recognized is approximately 4.5 years.

7. Transactions with Variable Interest Entities

        The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization ("CSO") under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement ("CSO Agreement") with an unaffiliated third-party lender in 2005. The agreement governed the terms by which the Company referred customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit. The Company processed loan applications and committed to reimburse the lender for any loans or related fees that were not collected from those customers. During the fourth quarter of 2007, the Company terminated its agreement with this lender (the "former lender") and entered into a new agreement with another unaffiliated third-party lender (the "new lender") with substantially similar terms and conditions as the CSO Agreement with the former lender.

        The Company had determined that the former lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and had also determined that the Company was the primary beneficiary of this VIE. As a result, the Company

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

7. Transactions with Variable Interest Entities (Continued)

consolidated the former lender into the Company's financial statements as of and for the three months ended March 31, 2007.

        The Company has determined that the new lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the new lender as of and for the three months ended March 31, 2008.

        The impact of the consolidation of the former lender on the Company's March 31, 2007 consolidated balance sheet was to increase (decrease) the following balance sheet accounts as follows (in thousands):

2007
Cash and cash equivalents	$2,653
Advances and fees receivable, net	27,063
Accounts payable	4,016
Accrued liabilities	(5,040)
Income taxes payable	169
Non-controlling interest in variable interest entity	30,571

        The impact of the consolidation of the former lender on the Company's consolidated statements of income for the three months ended March 31, 2007 was to increase (decrease) the following income statement accounts as follows (in thousands):

2007
Total revenues	$1,039
Provision for doubtful accounts	(322)
Other center expenses	226
Interest expense	723
Income tax expense	169
Income of consolidated variable interest entity	243

        Under the terms of the Company's agreement with its new third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of March 31, 2008, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $15.8 million, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of the Company's economic exposure for losses related to the third-party lender's advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company's estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company's balance sheet at March 31, 2008 was approximately $3.5 million and was established on a basis similar to the allowance for doubtful accounts.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

8. Related Party Transactions

        Included in center expenses are expenses for center leases with related parties of approximately $10,000 and $5,000 for the three months ended March 31, 2007 and 2008, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses and operating leases for office and warehouse space, of a net credit of approximately $1,000 and expenses of approximately $87,000 for the three months ended March 31, 2007 and 2008, respectively.

        In addition, under a time-share arrangement, the Company's Chairman and Vice Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's Chairman and formerly owned, in part, by the Company's Vice Chairman. Included in accounts receivable at March 31, 2008 is a $4,000 net receivable related to this arrangement.

9. Revolving Credit Facility

        In March 2008, the Company amended and restated its prior credit facility with a syndicate of banks. This revolving credit facility now provides the Company with a $270.0 million revolving line of credit, which amount includes the ability to issue up to $25.0 million in letters of credit. This revolving credit facility matures on March 24, 2013. The Company has the option to increase the revolving credit facility by an additional $95.0 million upon receipt of sufficient commitments from lenders in the lending syndicate.

        The credit facility is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness.

        In general, the Company's borrowings under the revolving credit facility bear interest, at the Company's option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company's total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company's total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company's total leverage ratio. As of March 31, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

        As of March 31, 2008, the Company had $127.2 million outstanding on the revolving portion of the credit facility and $1.3 million of letters of credit outstanding.

        In connection with this amended and restated credit facility, the Company incurred approximately $1.4 million in loan origination costs that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

10. Subsequent Events

        On April 23, 2008, the Company's Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on June 6, 2008 to shareholders of record on May 27, 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in "Item 1. Financial Statements." This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see Item 1A of Part II of this Quarterly Report and "Forward-Looking Statements" at the end of this section for further discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of March 31, 2008, we operated 2,831 centers in 35 states in the United States, 13 centers in the United Kingdom and 10 centers in Canada, and had 84 limited licensees in the United Kingdom.

        We conduct our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws. In Texas, where we operate as a credit services organization ("CSO"), we refer customers to a third-party lender that may approve and fund advances to customers. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. During 2006, we began offering the Advance America Choice-Line of Credit to customers in Pennsylvania and installment loans to customers in Illinois. As a result of a July 2007 ruling in Pennsylvania, we ceased offering the Choice-Line of Credit. In the United Kingdom, we have recently started offering short-term advances, check-cashing and other related financial products and providing limited licenses of our services to independent contractors.

        We provide advances and charge fees and/or interest as specified by the laws of the jurisdictions where we operate. The permitted size of an advance varies by jurisdiction and ranges from $50 to $1,000. The permitted fees and/or interest on an advance also vary by jurisdiction and range from 10% to 22% of the amount of a payday cash advance. Fees and interest for the line of credit product in Pennsylvania consisted of a monthly service fee for the line of credit plus interest on the average outstanding balance. Fees and interest for installment loans are larger relative to the size of the advance because of the longer term of this product.

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

        Although there are numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics of our principal products and services are substantially similar in most jurisdictions.

  Approval Process

        In order for a new customer to be approved for an advance, he or she is required to have a bank account and a regular source of income, such as a job.

        To obtain an advance, a customer typically:

  •
  completes an application and presents the required documentation: usually proof of identification, a pay stub or other evidence of income, and a bank statement;

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

  Repayment and Collection Process

        Generally, when customers return to a center to repay their advances they may: (1) pay their outstanding advances in full; (2) pay their outstanding advances in full and enter into a new advance on the same date; or (3) in some states, extend their outstanding advance by paying only the applicable charges (which is often referred to in our industry as a rollover). Our policies regarding repayment options are based on the Community Financial Services Association of America's ("CFSA") Best Practices and the various applicable state laws, which do not make a consistent distinction among stand-alone, rollover and other types of consecutive transactions.

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

        If a customer is unable to meet his or her current repayment for an advance, they may qualify for an extended payment plan ("Payment Plan"). In most states, the terms of our Payment Plan conform to the CFSA's Best Practices and guidelines. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We will not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, center personnel may resume normal collection procedures. We do not offer a Payment Plan for installment loans, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is then deposited. For the year ended December 31, 2007, approximately 6.2% of total customer checks were deposited and for the three months ended March 31, 2008, approximately 5.5% of total customer checks were deposited. Additional collection efforts are not required if the customer's deposited check clears. For the year ended December 31, 2007, approximately 24% of deposited customer checks cleared (i.e., were not returned NSF) and for the three months ended March 31, 2008, approximately 27% of deposited customer checks cleared. If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

  Selected Operating Data

        The following table presents key operating data for our business:

	Three Months Ended March 31,
	2007	2008
Number of centers open at end of period	2,871	2,854
Number of customers served—all credit products (thousands)	829	831
Number of payday cash advances originated (thousands)	2,704	2,781
Aggregate principal amount of payday cash advances originated (thousands)	$968,076	$1,020,812
Average amount of each payday cash advance originated	$358	$367
Average charge to customers for providing and processing a payday cash advance	$56	$57
Average duration of a payday cash advance (days)	16.4	16.6
Average number of lines of credit outstanding during the period (thousands) (1)	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,202	—
Average principal amount on each line of credit outstanding during the period (1)	$423	—
Number of installment loans originated (thousands)	6	5
Aggregate principal amount of installment loans originated (thousands)	$2,345	$2,325
Average principal amount of each installment loan originated	$415	$426
Average charge to customers for providing and processing an installment loan (2)	—	$529

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
The installment loan activity reflects loans originated directly by us in Illinois beginning in October 2006. These loans had a stated term of five months but with certain rebate provisions for each repayment. As of March 31, 2007, we had not been originating installment loans for a long enough period to determine the average charge. The average fee for the three months ended March 31, 2008 is based on historical averages regarding these repayments. Effective late March 2008, we modified the terms of our installment loans. As a result, historical averages may not be indicative of future results.

  Revenues and Expenses

        Our revenues consist of fees and/or interest paid to us directly by our customers. Our expenses relate primarily to the operation of our centers. These expenses include salaries and related payroll costs, occupancy expense related to our leased centers, center depreciation expense, advertising expense and other center expenses that consist principally of costs related to center closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs and costs associated with theft.

  Income Taxes

        The effective income tax rate as a percentage of income before income taxes was 42.0% and 42.3% for the three months ended March 31, 2007 and 2008, respectively.

  Operations in Arkansas

        In 2006, we began providing check-cashing services to customers in Arkansas pursuant to the Arkansas Check Cashers Act. In March 2008, the Attorney General of Arkansas distributed letters to 60 companies operating under the Check Cashers Act. The letter demanded that we cease and desist offering deferred presentment transactions within the state of Arkansas. Although no legal determination has been made that the Check Cashers Act is unconstitutional or that we have violated any provision of Arkansas state law, we have voluntarily cooperated with the Attorney General's demands. We believe we have strictly complied with the Check Cashers Act while operating in Arkansas. We continue to serve our existing customers who are in good standing with interest free loans while we examine other alternatives for offering short-term loan products to consumers in Arkansas. For each month that we continue to operate in Arkansas, we expect to incur approximately $0.3 million in center operating expenses (excluding provision for doubtful accounts) with no corresponding revenues.

        For the three months ended March 31, 2007 and 2008, 0.8% and 0.9%, respectively, of our total revenues were generated from our operations in Arkansas. The following is a summary of financial information for our operations in Arkansas for the three months ended March 31, 2007 and 2008 (in thousands):

	2007	2008
Total revenues	$1,284	$1,529
Total center expenses	1,027	1,358

Center gross profit	$257	$171

        Included in total center expenses for the three months ended March 31, 2008 is a charge of approximately $237,000 for the write down of receivables related to the change in our operations in Arkansas.

  Closings

        Closing of Operations in Pennsylvania.    In June 2006, we began offering the Advance America Choice-Line of Credit ("Choice-Line") in Pennsylvania. The Choice-Line product allowed customers access to up to $500 in credit for which we charged a monthly participation fee plus interest on outstanding loan balances. In July 2007, an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies." During the third and fourth quarters of 2007, we closed all of our remaining centers in Pennsylvania.

        The following is a summary of financial information for our operations in Pennsylvania for the three months ended March 31, 2007 and 2008 (in thousands):

	2007	2008
Total revenues	$11,044	$3
Total center expenses	5,297	296

Center gross profit/(loss)	$5,747	$(293)

        Closing of Operations in Oregon.    Legislation in Oregon became effective in 2007 that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it was no longer economically viable to continue to operate in Oregon and we closed all of our remaining Oregon centers in the fourth quarter of 2007.

        The following is a summary of financial information for our operations in Oregon for the three months ended March 31, 2007 and 2008 (in thousands):

	2007	2008
Total revenues	$1,988	$2
Total center expenses	2,057	172

Center gross profit/(loss)	$(69)	$(170)

  Acquisition in the United Kingdom

        During the quarter ended March 31, 2008, we acquired one center in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.6 million in cash and an increase in goodwill of approximately $0.5 million.

  Centers

        The following table illustrates the composition of our center network at December 31, 2007 and March 31, 2008:

State	December 31, 2007	March 31, 2008
Alabama	145	145
Arizona	56	56
Arkansas	30	30
California	286	288
Colorado	72	72
Delaware	15	15
Florida	261	260
Idaho	11	11
Illinois	81	81
Indiana	117	117
Iowa	36	36
Kansas	59	59
Kentucky	42	43
Louisiana	85	86
Michigan	150	151
Mississippi	61	61
Missouri	90	91
Montana	7	7
Nebraska	24	24
Nevada	14	14
New Hampshire	24	24
New Mexico	10	10
North Dakota	8	8
Ohio	244	246
Oklahoma	65	67
Rhode Island	18	20
South Carolina	136	138
South Dakota	12	12
Tennessee	63	63
Texas	256	256
Utah	6	6
Virginia	150	151
Washington	103	103
Wisconsin	66	69
Wyoming	10	11

Total United States	2,813	2,831
Canada	7	10
United Kingdom	12	13

Total	2,832	2,854

  New centers

        We opened 39 and 27 new centers during the three months ended March 31, 2007 and 2008, respectively.

  Closed centers

        We closed 21 and 6 centers during the three months ended March 31, 2007 and 2008, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.7 million and $0.6 million in the three months ended March 31, 2007 and 2008, respectively.

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

        We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

  Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for the third-party lender in Texas (See "Consolidation of Variable Interest Entity" in this section). The allowance for doubtful accounts and the accrual for third-party lender losses represent amounts that we believe will be adequate to absorb probable losses on existing accounts that may become uncollectible by us or by the third-party lender. Our advances and fees receivable, net on our balance sheet do not include the advances and interest receivable for loans processed by us for the third-party lender in Texas because these loans are owned by the third-party lender.

        The allowance for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including but not limited to the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised. Because of the short-term nature of our products and the charge-off process, aging of accounts is not a distinct component of the analysis.

        We record the allowance for doubtful accounts as a reduction of advances and fees receivable, net on our balance sheet. We record the accrual for third-party lender losses as a current liability on our balance sheet. We charge the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts and credit any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts.

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

        Our business experiences cyclicality in receivable balances from both the time of year and the day of the week. Fluctuations in receivable balances result in a corresponding impact on the allowance for doubtful accounts, the accrual for third-party lender losses and provision for doubtful accounts.

        Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The first quarter of 2007 began on a Monday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances). The first quarter of 2008 began on a Tuesday (a relative low point in weekly receivable balances) and ended on a Monday (a relative low point in weekly receivable balances).

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of March 31, 2008, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for third-party lender losses would change by approximately $2.7 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. Additionally, during 2007 and 2008, we completed five acquisitions in the United Kingdom, resulting in an increase in goodwill of approximately $5.2 million. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2007 and March 31, 2008 financial statements include accruals of approximately $0.9 million and $0.3 million, respectively, for the remaining liability under our former self-insured health and dental insurance plans and approximately $4.6 million and $4.9 million, respectively, for workers' compensation. Beginning in the fourth quarter of 2007 and first quarter of 2008, we are no longer self-insured for our health insurance and dental insurance, respectively. We recognize our obligations associated with our self-insured benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender as of and for the three months ended March 31, 2007. During the fourth quarter of 2007, we terminated our CSO agreement with this lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with our former lender. This new lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE. Therefore, we have not consolidated our new lender as of and for the three months ended March 31, 2008. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities" for the impact of consolidating our former lender on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of March 31, 2008, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $8.0 million. The weighted average period over which this expense is expected to be recognized is approximately 4.5 years. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Capital Stock and Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

  Recently Issued Accounting Pronouncements

        See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for a description of the most recent pronouncements.

Results of Operations

  Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

        The following tables set forth our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2007		2008		Variance Favorable/(Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$168,083	100.0%	$165,456	100.0%	$(2,627)	(1.6)%
Center Expenses:
Salaries and related payroll costs	49,197	29.3%	51,401	31.0%	(2,204)	(4.5)%
Provision for doubtful accounts	15,815	9.4%	20,780	12.6%	(4,965)	(31.4)%
Occupancy costs	23,533	14.0%	25,424	15.4%	(1,891)	(8.0)%
Center depreciation expense	4,269	2.5%	4,295	2.6%	(26)	(0.6)%
Advertising expense	5,309	3.2%	3,146	1.9%	2,163	40.7%
Other center expenses	14,158	8.4%	14,595	8.8%	(437)	(3.1)%

Total center expenses	112,281	66.8%	119,641	72.3%	(7,360)	(6.6)%

Center gross profit	55,802	33.2%	45,815	27.7%	(9,987)	(17.9)%
Corporate and Other Expenses (Income):
General and administrative expenses	13,279	7.9%	16,375	9.9%	(3,096)	(23.3)%
Corporate depreciation expense	818	0.5%	768	0.5%	50	6.1%
Interest expense	2,313	1.4%	2,688	1.6%	(375)	(16.2)%
Interest income	(76)	(0.1)%	(41)	—	(35)	(46.1)%
Loss on disposal of property and equipment	252	0.2%	126	0.1%	126	50.0%
Loss on impairment of assets	314	0.2%	236	0.1%	78	24.8%

Total corporate and other expenses	16,900	10.1%	20,152	12.2%	(3,252)	(19.2)%

Income before income taxes	38,902	23.1%	25,663	15.5%	(13,239)	(34.0)%
Income tax expense	16,343	9.7%	10,859	6.6%	5,484	33.6%

Income before income of consolidated variable interest entity	22,559	13.4%	14,804	8.9%	(7,755)	(34.4)%
Income of consolidated variable interest entity	(243)	(0.1)%	—	—	243	100.0%

Net income	$22,316	13.3%	$14,804	8.9%	$(7,512)	(33.7)%

	Three Months Ended March 31,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,853	2,832
Opened	39	27
Acquired	—	1
Closed	(21)	(6)

Number of centers open at end of period	2,871	2,854

Weighted average number of centers open during the period	2,862	2,850
Number of customers served—all credit products (thousands)	829	831
Number of payday cash advances originated (thousands)	2,704	2,781
Aggregate principal amount of payday cash advances originated (thousands)	$968,076	$1,020,812
Average amount of each payday cash advance originated	$358	$367
Average charge to customers for providing and processing a payday cash advance	$56	$57
Average duration of a payday cash advance (days)	16.4	16.6
Average number of lines of credit outstanding during the period (thousands) (1)	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,202	—
Average principal amount on each line of credit outstanding during the period (1)	$423	—
Number of installment loans originated (thousands)	6	5
Aggregate principal amount of installment loans originated (thousands)	$2,345	$2,325
Average principal amount of each installment loan originated	$415	$426
Average charge to customers for providing and processing an installment loan (2)	—	$529

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
The installment loan activity reflects loans originated directly by us in Illinois beginning in October 2006. These loans had a stated term of five months but with certain rebate provisions for each repayment. As of March 31, 2007, we had not been originating installment loans for a long enough period to determine the average charge. The average fee for the three months ended March 31, 2008 is based on historical averages regarding these repayments. Effective late March 2008, we modified the terms of our installment loans. As a result, historical averages may not be indicative of future results.

	Three Months Ended March 31,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$58.7	100.0%	$58.1	100.0%	$(0.6)	(1.0)%
Center expenses:
Salaries and related payroll costs	17.2	29.3%	18.1	31.0%	(0.9)	(5.2)%
Provision for doubtful accounts	5.5	9.4%	7.3	12.6%	(1.8)	(32.7)%
Occupancy costs	8.2	14.0%	8.9	15.4%	(0.7)	(8.5)%
Center depreciation expense	1.5	2.5%	1.5	2.6%	—	—
Advertising expense	1.9	3.2%	1.1	1.9%	0.8	42.1%
Other center expenses	4.9	8.4%	5.1	8.8%	(0.2)	(4.1)%

Total center expenses	39.2	66.8%	42.0	72.3%	(2.8)	(7.1)%

Center gross profit	$19.5	33.2%	$16.1	27.7%	$(3.4)	(17.4)%

  Revenue Analysis

        Total revenues decreased approximately $2.6 million during the three months ended March 31, 2008 compared to the same period in 2007. Total revenues for the 2,605 centers opened prior to January 1, 2007 and still open as of March 31, 2008 increased $7.3 million from $152.5 million for the three months ended March 31, 2007 to $159.8 million for the same period in 2008. Centers opened prior to January 1, 2007 were at least three months and fifteen months old as of March 31, 2007 and 2008, respectively. Total revenues for the 249 centers opened after January 1, 2007 and still open as of March 31, 2008 increased $5.4 million from $0.1 million for the three months ended March 31, 2007 to $5.5 million for the same period in 2008. Total revenues for the remaining 248 centers that closed represented a decrease of approximately $15.3 million for the three months ended March 31, 2008 compared to the same period in 2007. Of this decrease, approximately $11.0 million and $2.0 million was due to the closure of our centers in Pennsylvania and Oregon, respectively, during the third and fourth quarters of 2007.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs for the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to higher salaries per center as well as higher medical costs of approximately $1.0 million for our health and dental insurance. We averaged approximately 2.16 and 2.20 full-time equivalent field employees, including district directors, per center during the three months ended March 31, 2007 and 2008, respectively.

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts increased to 12.6% for the three months ended March 31, 2008 from 9.4% for the same period in 2007. The increase in the provision during the first quarter of 2008 was due primarily to a continued increase in loss rates as well as lower recoveries compared to the same period in 2007. During the first quarter of 2008, we collected significantly less of the previously charged off accounts than in previous years. During the first quarter of 2007, we collected $12.2 million, or 8.8%, of previously charged-off debt. During the first quarter of 2008, we collected $10.1 million, or 6.6%, of previously charged-off debt. Losses generally continue to trend higher year over year and we believe the worsening economic conditions in the United States may be contributing to increased loss rates. Our loss experience this tax refund season did not improve to the same degree as past years.

        Occupancy costs.    The increase in occupancy costs for the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to higher rent and repair and maintenance costs.

        Advertising expense.    Advertising expense decreased for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to the timing of marketing activities.

        Other center expenses.    The increase in other center expenses for the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to higher office supplies, toner and center closure costs.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses for the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to:

  •
  higher expenses of approximately $1.6 million in our public and government relations department primarily for consultants, trade association dues and public relations;

  •
  an increase in legal fees of approximately $0.8 million;

  •
  approximately $0.6 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom; and

  •
  an increase in payroll expense of approximately $0.6 million primarily due to a lower South Carolina Job Development Credit related to employees in our corporate headquarters (2007 included a catch-up credit of approximately $0.7 million for the years 2003—2006).

        Loss on disposal of property and equipment.    The decrease in loss on disposal of property and equipment for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to fewer center closures in 2008.

        Loss on impairment of assets.    Loss on impairment of assets in 2007 and 2008 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the three months ended March 31, 2007 and 2008 (dollars in thousands):

			Variance
	2007	2008	Dollars	%
Cash flows provided by (used in):
Operating activities	$19,573	$35,848	$16,275	83.2%
Investing activities	31,332	15,681	(15,651)	(50.0)%
Financing activities	(92,129)	(63,222)	28,907	31.4%
Effect of exchange rate changes on cash and cash equivalents	—	(23)	(23)	(100.0)%

Net (decrease) increase in cash and cash equivalents	(41,224)	(11,716)	29,508	71.6%
Cash and cash equivalents, beginning of period	67,245	28,251	(38,994)	(58.0)%

Cash and cash equivalents, end of period	$26,021	$16,535	$(9,486)	(36.5)%

        Our principal sources of cash are from operations and from borrowings under our revolving credit facility. See "Certain Contractual Cash Commitments—Long-Term Debt Obligations" in this section for a detailed description of our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, fund acquisitions, pay dividends on our common stock and repurchase shares of our outstanding common stock.

        We borrow under our $270.0 million revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $6.7 million, or 3.6%, to $180.3 million at March 31, 2008 compared to $187.0 million at March 31, 2007. Advances and fees receivable, net decreased approximately $41.2 million, or 18.6%, to $180.3 million at March 31, 2008 compared to $221.5 million at December 31, 2007 due primarily to tax refund season.

        In May 2005, our Board of Directors approved a program authorizing the repurchase of up to $50.0 million of our outstanding common stock. In August 2006, our Board of Directors approved an extension of our stock repurchase program authorizing us to repurchase up to $100.0 million of our outstanding common stock on and after that date. Additionally, in February 2008, our Board of Directors approved a further extension of our stock repurchase program authorizing us to repurchase up to an additional $75.0 million of our outstanding common stock. Our Board of Directors determined that the continuation and increase of the stock repurchase program serves the best interest of us and our stockholders by returning capital to our stockholders.

        Share repurchases will continue to be made from time to time on the open market, in block trades or in privately negotiated transactions, and in compliance with applicable laws, including Securities and Exchange Commission Rule 10b-18 and Regulation M. The program does not generally require us to purchase any specific number of shares, and any purchases under the program depend on market and other conditions. Our Board of Directors may suspend or cancel the stock repurchase program at any time.

        During the three months ended March 31, 2007 and 2008, we repurchased 2,826 and 4,759,322 shares of our common stock, respectively, at a cost of approximately $41,000 and $36.8 million, respectively. For the three months ended March 31, 2007 and 2008, these amounts include 2,826 and 3,272 shares of common stock, respectively, which were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

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

  Cash Flows from Operating Activities

        The increase in net cash provided by operating activities for the three months ended March 31, 2008 compared to the same period in 2007 was due primarily to a net increase in changes in operating assets and liabilities of $20.0 million and an increase in non-cash adjustments of $3.7 million, offset by a decrease in net income of $7.5 million.

  Cash Flows from Investing Activities

        The decrease in net cash provided by investing activities for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to a $15.5 million decrease in the change in cash invested in advances receivable and approximately $0.5 million for an acquisition in the United Kingdom, net of cash acquired, partially offset by a $0.6 million increase in the change in restricted cash.

  Cash Flows from Financing Activities

        The decrease in net cash used in financing activities for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to a $61.8 million decrease in payments on our revolving credit facility, a $2.2 million decrease in the non-controlling interest of the variable interest entity, a $2.2 million decrease in the change in book overdrafts and a $1.0 million decrease in dividend payments, partially offset by a $36.8 million increase in purchases of treasury stock and a $1.6 million increase in payments of financing costs.

Capital Expenditures

        For the three months ended March 31, 2007 and 2008, we spent $3.0 million and $3.2 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

        In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of March 31, 2008, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $15.8 million, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at March 31, 2008 was approximately $3.5 million and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of March 31, 2008, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and thereafter
Long-term debt obligations:
Revolving credit facility	$127,246	$—	$—	$—	$127,246
Mortgage payable	7,369	598	1,593	1,593	3,585
Note payable	208	104	104	—	—
Operating lease obligations (1)	152,573	48,372	81,514	20,349	2,338
Purchase obligations	809	809	—	—	—
Other	2,730	2,280	450	—	—

Total	$290,935	$52,163	$83,661	$21,942	$133,169

(1)
Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

  Long-Term Debt Obligations

        Revolving Credit Facility.    In March 2008, we amended and restated our credit facility with a syndicate of banks. Our revolving credit facility now provides us with a $270.0 million revolving line of credit, which amount includes the ability to issue up to $25.0 million in letters of credit. Our revolving credit facility matures on March 24, 2013. We have the option to increase the revolving credit facility by an additional $95.0 million upon receipt of sufficient commitments from lenders in the lending syndicate. Any portion of our revolving credit facility that is repaid may be borrowed again.

        As of March 31, 2008, we had $127.2 million outstanding on the revolving portion of our credit facility and $1.3 million of letters of credit outstanding, leaving approximately $141.5 million available for future borrowings under our credit facility. We believe that this availability under our credit facility in addition to cash generated from operations should be sufficient to meet our currently anticipated liquidity requirements.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of March 31, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

        The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three- or six-month terms. In the case of a base rate loan, we must notify the bank on the requested date of any required borrowing and in the case of a LIBOR-based loan, we must notify the bank three business days prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods to be mutually agreed upon, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at March 31, 2008. See "Liquidity and Capital Resources" in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.4 million and $5.3 million at December 31, 2007 and March 31, 2008, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.9 million and $4.9 million at December 31, 2007 and March 31, 2008, respectively.

  Operating Lease Obligations

        We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes, and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessors under the aircraft hangar space lease and other office and warehouse space leases are companies controlled by or affiliated with Mr. George D. Johnson, Jr., our Chairman. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of March 31, 2008, our purchase obligations totaled approximately $0.8 million.

  Other

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

        Potential risks and uncertainties, which may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, include, but are not limited to those factors described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and under Item 1A of Part II of this Quarterly Report, and the following:

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

  •
  the adequacy of our allowance for doubtful accounts, accrual for third-party lender losses and estimates of losses;

  •
  our ability to identify and successfully implement new product and service offerings;

  •
  the availability of adequate financing, suitable centers and experienced management employees to implement our growth strategy;

  •
  the effect of extended repayment plans on our revenues, loss experience, provision for doubtful accounts and results of operations;

  •
  the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

  •
  our relationship with the banks that are party to our revolving credit facility;

  •
  theft and employee errors; and

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        All forward-looking statements in this Quarterly Report are based on information available to us as of the date of this Quarterly Report. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2007 or March 31, 2008. The weighted average interest rate on our $142.3 million of variable interest debt as of December 31, 2007 was approximately 7.76%. The weighted average interest rate on our $127.2 million of variable interest debt as of March 31, 2008 was approximately 5.57%.

        We had total interest expense of $2.3 million and $2.7 million for the three months ended March 31, 2007 and 2008, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.2 million and $0.6 million for the three months ended March 31, 2007 and 2008, respectively.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2007 or March 31, 2008.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $75,000 and $140,000 as of December 31, 2007 and March 31, 2008, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        See "Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies," which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS.

        Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described under the heading "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition, future results and the trading price of our common stock. The following items are changes and additions to the risks and uncertainties previously disclosed.

  Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations and financial condition.

        Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of March 31, 2008, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of March 31, 2008, we operated in 35 of these 39 states. Currently, we do not conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance and similar services. Many similar bills have also been introduced in state legislatures. In 2007, bills that would severely restrict or effectively prohibit payday cash advances if adopted as law were introduced in 20 states plus the District of Columbia. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by these state legislatures at periodic intervals. Such new or modified legislation could have a material adverse impact on our results of operations. For example, as a result of legislation in Oregon that became effective in July 2007, we concluded that operating in that state was no longer economically viable and closed all of our Oregon centers. Restrictive legislation has recently been adopted in New Hampshire and Virginia. Laws prohibiting payday cash advance and similar services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition. For instance, in April 2008, the Ohio State House of Representatives passed a bill that would cap interest rates on payday loans and limit the number of advances a customer may take in any one year. If this bill were to become law, it may not be economically viable for us to continue operations in Ohio.

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

        Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. For example, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and subsequently closed all of our centers in Pennsylvania. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies." In March 2008, the Attorney General of Arkansas distributed letters to 60 companies operating under the Check Cashers Act. The letter demanded that we cease and desist offering deferred presentment transactions within the state of Arkansas. Although no legal determination has been made that the Check Cashers Act is unconstitutional or that we have violated any provision of Arkansas state law, we have voluntarily cooperated with the Attorney General's demands. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations in Arkansas." The closures in Pennsylvania have had a material adverse effect on our results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth information about our stock repurchases for the three months ended March 31, 2008:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 to January 31	1,323,115	$8.41	1,323,115	$47,410
February 1 to February 29	1,081,888	$7.53	1,081,888	$66,850,861
March 1 to March 31	2,502,499	$7.14	2,502,499	$48,972,760

Total	4,907,502	$7.57	4,907,502	$48,972,760

(1)
Based on trade date.

(2)
Includes 3,272 shares that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. The remaining shares were purchased in open-market transactions.

(3)
On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date. Additionally, on February 13, 2008, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to an additional $75.0 million of our outstanding common stock beginning on that date.

ITEM 6.    EXHIBITS.

Exhibit	Description
10.1	Amended and Restated Credit Agreement dated as of March 24, 2008.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
May 9, 2008	By:	/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement dated as of March 24, 2008.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

QuickLinks

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC. Form 10-Q For the three months ended March 31, 2008
FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
Advance America, Cash Advance Centers, Inc. Unaudited Consolidated Balance Sheets December 31, 2007 and March 31, 2008 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statements of Income Three Months Ended March 31, 2007 and 2008 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statement of Stockholders' Equity Three Months Ended March 31, 2008 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2008 (in thousands)
Advance America, Cash Advance Centers, Inc. Notes to Interim Unaudited Consolidated Financial Statements
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