Form 10-Q
period 2008-06-30
Advance America, Cash Advance Centers, Inc.
filed 2008-08-08
CIK 1299704

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2008
Common Stock, par value $.01 per share	61,085,487 shares

 ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-Q
For the three months and six months ended June 30, 2008

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

ITEM 1.    FINANCIAL STATEMENTS

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2007 and June 30, 2008

(in thousands, except per share data)

	December 31, 2007	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$28,251	$22,040
Advances and fees receivable, net	221,480	195,695
Deferred income taxes	13,737	12,942
Other current assets	13,578	28,058

Total current assets	277,046	258,735
Restricted cash	5,701	5,397
Property and equipment, net	57,616	52,985
Goodwill	127,286	128,060
Other assets	4,049	4,973

Total assets	$471,698	$450,150

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,204	$15,200
Accrued liabilities	31,823	30,910
Income taxes payable	—	91
Accrual for third-party lender losses	4,587	3,617
Current portion of long-term debt	542	561

Total current liabilities	53,156	50,379
Revolving credit facility	142,302	187,928
Long-term debt	5,136	4,851
Deferred income taxes	20,629	22,189
Deferred revenue	—	5,819
Other liabilities	184	269

Total liabilities	221,407	271,435

Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 72,947 and 62,781 outstanding as of December 31, 2007 and June 30, 2008, respectively	968	968
Paid in capital	286,999	288,025
Retained earnings	133,789	141,022
Accumulated other comprehensive loss	(75)	(124)
Common stock in treasury (23,874 and 34,040 shares at cost at
December 31, 2007 and June 30, 2008, respectively)	(171,390)	(251,176)

Total stockholders' equity	250,291	178,715

Total liabilities and stockholders' equity	$471,698	$450,150

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2007 and 2008

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total Revenues	$173,939	$162,142	$342,022	$327,598
Center Expenses:
Salaries and related payroll costs	49,759	49,305	98,956	100,706
Provision for doubtful accounts	30,824	30,225	46,639	51,005
Occupancy costs	23,686	24,605	47,219	50,029
Center depreciation expense	4,264	4,228	8,533	8,523
Advertising expense	7,592	6,844	12,901	9,990
Other center expenses	13,528	11,041	27,686	25,636

Total center expenses	129,653	126,248	241,934	245,889

Center gross profit	44,286	35,894	100,088	81,709
Corporate and Other Expenses (Income):
General and administrative expenses	15,684	16,009	28,963	32,384
Corporate depreciation expense	812	792	1,630	1,560
Interest expense	2,290	2,529	4,603	5,217
Interest income	(122)	(29)	(198)	(70)
Loss on disposal of property and equipment	283	92	535	218
Loss on impairment of assets	—	—	314	236

Income before income taxes	25,339	16,501	64,241	42,164
Income tax expense	10,186	7,227	26,529	18,086

Income before income of consolidated
variable interest entity	15,153	9,274	37,712	24,078
Income of consolidated variable interest entity	(317)	—	(560)	—

Net income	$14,836	$9,274	$37,152	$24,078

Net income per common share:
Basic	$0.19	$0.14	$0.47	$0.36
Diluted	$0.19	$0.14	$0.47	$0.36
Dividends declared per common share	$0.125	$0.125	$0.25	$0.25
Weighted average number of shares outstanding:
Basic	79,122	64,508	79,120	67,586
Diluted	79,286	64,512	79,199	67,607

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2008

(in thousands, except per share data)

	Common Stock					Common Stock In Treasury
					Accumulated Other Comprehensive Loss
		Par Value	Paid-In Capital	Retained Earnings
	Shares					Shares	Amount	Total
Balances, December 31, 2007	96,821	$968	$286,999	$133,789	$(75)	(23,874)	$(171,390)	$250,291
Comprehensive income:
Net income	—	—	—	24,078	—	—	—	24,078
Foreign currency translation	—	—	—	—	(49)	—	—	(49)

Total comprehensive income								24,029
Dividends paid ($0.25 per share)	—	—	—	(16,779)	—	—	—	(16,779)
Dividends payable	—	—	—	(66)	—	—	—	(66)
Purchases of treasury stock	—	—	—	—	—	(10,213)	(79,896)	(79,896)
Issuance of restricted stock	—	—	—	—	—	42	—	—
Vesting of restricted stock issued
from treasury stock	—	—	(71)	—	—	—	71	—
Amortization of restricted stock	—	—	440	—	—	—	—	440
Stock option expense	—	—	650	—	—	—	—	650
Issuance of common stock to
director in lieu of cash	—	—	7	—	—	5	39	46

Balances, June 30, 2008	96,821	$968	$288,025	$141,022	$(124)	(34,040)	$(251,176)	$178,715

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2008

(in thousands)

	2007	2008
Cash flows from operating activities
Net income	$37,152	$24,078
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	560	—
Depreciation and amortization	10,163	10,101
Non-cash interest expense	495	393
Provision for doubtful accounts	46,639	51,005
Deferred income taxes	(1,627)	2,355
Loss on disposal of property and equipment	535	218
Loss on impairment of assets	314	236
Amortization of restricted stock	784	440
Stock option expense	489	650
Common stock issued to director in lieu of cash	49	46
Changes in operating assets and liabilities
Fees receivable, net	(7,306)	(4,886)
Other current assets	(1,956)	(14,494)
Other assets	(381)	268
Accounts payable	(1,713)	(500)
Accrued liabilities	(3,005)	(1,081)
Income taxes payable	(13,592)	91
Deferred revenue	—	5,819
Other liabilities	—	38

Net cash provided by operating activities	67,600	74,777

Cash flows from investing activities
Changes in advances receivable	(28,350)	(21,298)
Changes in restricted cash	(101)	304
Acquisition of business, net of cash acquired	—	(769)
Proceeds from sale of property and equipment	34	22
Purchases of property and equipment	(7,046)	(5,789)

Net cash used in investing activities	(35,463)	(27,530)

Cash flows from financing activities
(Payments on)/proceeds from revolving credit facility, net	(37,989)	45,626
Decrease in non-controlling interest of variable interest entity	(4,482)	—
Payments on mortgage payable	(188)	(203)
Payments on note payable	(91)	(64)
Payments of financing costs	(11)	(1,585)
Purchases of treasury stock	(41)	(79,896)
Payments of dividends	(19,779)	(16,779)
Changes in book overdrafts	97	(525)

Net cash used in financing activities	(62,484)	(53,426)

Effect of exchange rate changes on cash and cash equivalents	—	(32)

Net decrease in cash and cash equivalents	(30,347)	(6,211)
Cash and cash equivalents, beginning of period	67,245	28,251

Cash and cash equivalents, end of period	$36,898	$22,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,848	$5,149
Income taxes	41,748	25,142
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	460	151
Restricted stock dividends payable	102	67
Net assets acquired through acquisition of business	—	61

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company's financial condition, have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2008.

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

Concentration of Risk

        For the three months ended June 30, 2007 and 2008, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 46% and 48%, respectively, of the Company's total revenues. For the six months ended June 30, 2007 and 2008, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 46% and 48%, respectively, of the Company's total revenues.

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

Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three months ended June 30, 2007 and 2008, zero and 285,613 restricted shares, respectively, were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the six months ended June 30, 2007 and 2008, zero and 243,613 restricted shares, respectively were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and six months ended June 30, 2007, options to purchase 340,000 shares and 1,290,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and six months ended June 30, 2008, options to purchase 1,612,500 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	79,122	64,508	79,120	67,586
Effect of dilutive unvested restricted stock	105	4	79	21
Effect of dilutive outstanding stock options	59	—	—	—

Weighted average number of common shares outstanding—diluted	79,286	64,512	79,199	67,607

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100% of the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS "162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("the GAAP hierarchy"). SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes the preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of FASB Concept Statements fully authoritative. The effective date for SFAS 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will have no impact on the Company's financial position or results of operations.

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

2. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Advances receivable	$209,897	$187,103
Fees and interest receivable	36,454	31,191
Returned items receivable	49,442	42,594
Other	11,224	4,155
Allowance for doubtful accounts	(61,306)	(53,496)
Unearned revenues	(24,231)	(15,852)

Advances and fees receivable, net	$221,480	$195,695

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Beginning balance	$47,417	$49,877	$57,396	$61,306
Provision for doubtful accounts	30,824	30,101	46,639	51,975
Charge-offs	(30,459)	(31,828)	(68,942)	(75,503)
Recoveries	8,530	5,346	21,219	15,718

Ending balance	$56,312	$53,496	$56,312	$53,496

        Changes in the accrual for third-party lender losses for the three and six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Beginning balance	$—	$3,493	$—	$4,587
Provision for doubtful accounts	—	124	—	(970)

Ending balance	$—	$3,617	$—	$3,617

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses (Continued)

        The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Beginning balance	$47,417	$53,370	$57,396	$65,893
Provision for doubtful accounts	30,824	30,225	46,639	51,005
Charge-offs	(30,459)	(31,828)	(68,942)	(75,503)
Recoveries	8,530	5,346	21,219	15,718

Ending balance	$56,312	$57,113	$56,312	$57,113

4. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Employee compensation	$11,797	$12,600
Workers' compensation	4,629	4,413
Health and dental insurance	925	275
Lease smoothing	2,920	2,970
Advertising	436	1,045
Construction in progress	962	151
Center closing costs	1,696	1,140
Accounting and tax	1,058	558
Property, sales and franchise taxes	558	747
Legal	1,789	1,547
Severance	1,113	295
Deferred revenue	—	1,855
Other	3,940	3,314

Total	$31,823	$30,910

5. Commitments and Contingencies

        The Company is involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators. The Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated at this time for these legal proceedings. Accordingly, no accrual has been recorded for any of these matters as of June 30, 2008.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleges that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the loans, which would total approximately $87 million in damages, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. The trial court has denied the Company's motion to compel arbitration and the class was certified on April 22, 2008. The Company appealed both decisions. The Appellate Court has issued a stay of proceedings in the trial court pending outcome of the Company's appeal of the arbitration issue.

  Phyliss Garrett v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On July 3, 2007, Phyliss Garrett filed a motion for contempt in the Circuit Court of Clark County, Arkansas alleging a violation of the 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas and incorporated into a court order. The relief sought by the plaintiff and the Company's defenses are substantially similar to those at issue in the Brenda McGinnis lawsuit described above. The plaintiff has voluntarily made a motion to withdraw and dismiss this case which, when entered by the court, will resolve all claims against the Company.

  Kelvin White v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

        On May 31, 2007, Kelvin White and two other individuals filed a lawsuit in the Circuit Court of Ouachita County, Arkansas making substantially similar allegations and seeking substantially similar relief to the Brenda McGinnis lawsuit described above. The Company's defenses are also substantially similar. In July 2008, the parties settled this case, and, once entered by the court, all claims will be resolved against the Company.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 18, 2008, Kerri Stone, filed a putative class action complaint in the Supreme Court of California against the Company and its California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law and the California Consumer Legal Remedies Act. The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorney's fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company and the Company's subsidiary McKenzie Check Advance of Florida, LLC ("McKenzie") are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. The trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims, the substituted named plaintiff. All proceedings at the trial court level are stayed pending the outcome of the defendants' appeal of the trial court's decision to deny arbitration.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and the Company's defenses are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The proceedings at the trial court level are stayed pending the outcome of the Company's appeal of the trial court's denial of certain defendants' motion to dismiss for lack of personal jurisdiction.

  King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company's Chairman, and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the "true lender" and that the Company was the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants have denied the plaintiffs' claims and intend to continue to resist plaintiffs' efforts to conduct class arbitration.

  Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        The Company's Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company's Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court's grant of summary judgment. Accordingly, the case is proceeding to trial before the U.S. Bankruptcy Court.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri. The action alleges that the arbitration clause and class action waiver in the Company's subsidiary's loan agreement is unconscionable, that the Company's subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company's Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. Litigation regarding the Company's arbitration rights is proceeding before the trial court.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Commissioner of Banks has agreed to stay this case until October 1, 2008, at which time the parties will either agree to further stay the case pending outcome of Kucan arbitration issue or resume ongoing litigation with respect to the alleged violations of the North Carolina Consumer Finance Act.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. The usury claim could result in damages equal to three times the monthly participation fees paid by customers since June 2006, which would total approximately $135 million in damages plus attorneys fees and costs. In July 2007, the court determined that certain aspects of the Company's Choice Line of Credit required the Company to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court. On May 29, 2008 the Pennsylvania Supreme Court upheld the lower court's ruling. The Commonwealth Court has not yet ruled on the usury claims.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and the payment by the Company of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages plus attorneys fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. Both parties appealed this order and, in July 2008, the Court of Appeals ordered the parties to engage in mediation. The parties are currently engaged in court-ordered mediation.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that the Company was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. Both parties appealed this order and, in July 2008, the Court of

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

Appeals ordered the parties to engage in mediation. The parties are currently engaged in court-ordered mediation.

  Class Actions Against South Carolina Subsidiary

        Seven separate putative class actions have been filed in South Carolina against the Company's subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; and Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each of the lawsuits has been removed to the United States District Court for the District of South Carolina. The complaint filed by Lisa Johnson and Gilbert Herbert has been remanded to state court and the Company is seeking an appeal of this ruling. The plaintiffs in the remaining class actions have moved to remand those actions to state court and the parties are awaiting the court's decision on those motions.

  Francisco J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

        On September 12, 2007, Francisco Gonzalez filed a collective action lawsuit against the Company's subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas PayDay Act. The complaint alleges the Company's subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys' fees, interest and costs. The Company is awaiting a ruling on its motion to dismiss in this matter.

  Ohio Legislation

        In June 2008, the Governor of Ohio signed a bill into law that would cap interest rates on payday loans and limit the number of advances a customer may take in any one year. This law is currently scheduled to become effective on September 1, 2008. The Company, together with other industry leaders, has initiated legal challenges and grassroots ballot initiatives to attempt to postpone the effective date and overturn this legislation. However, if these efforts are unsuccessful, this legislation will likely become effective as scheduled. If this occurs, the Company may not be able to implement an economically viable alternative loan product, and therefore may need to close its centers in Ohio.

        If it is not economically viable to continue operations in Ohio and we decide to close our Ohio centers our estimated range of closing costs, including severance, center tear-down costs, lease

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

termination costs and the write-down of fixed assets would be approximately $6.9 million to $18.5 million. The collectibility of advances and fees receivable in Ohio would most likely be impaired. As of June 30, 2008, the net receivable balance in Ohio was approximately $17.4 million. The Company has not quantified the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

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

6. Capital Stock and Stock-Based Compensation Plans

        On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company's stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. On February 13, 2008, the Company announced that its Board of Directors had approved a further extension of the Company's stock repurchase program to cover an additional $75.0 million of the Company's currently outstanding common stock. During the three months ended June 30, 2007, the Company did not repurchase any shares pursuant to its stock repurchase program. During the three months ended June 30, 2008, the Company repurchased 5,455,018 shares of its common stock at a cost of approximately $43.1 million pursuant to its stock repurchase program. During the six months ended June 30, 2007 and 2008, the Company repurchased zero and 10,211,068 shares of its common stock, respectively, at a cost of approximately zero and $79.9 million, respectively pursuant to its stock repurchase program. Additionally, for the six months ended June 30, 2007 and 2008, 2,826 and 3,272 shares of common stock, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

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

        To estimate each stock option's weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the six months ended June 30, 2007 and 2008:

	2007	2008
Expected term (years)	4.41	5.42
Expected volatility	46%	48%
Expected dividends (yield)	3.0%	4.1%
Risk-free rate	4.42%	2.93%

        The weighted average grant date fair values of options granted during the six months ended June 30, 2007 and 2008 were $4.51 per option and $2.70 per option, respectively, and are being expensed ratably over each award's respective vesting period.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

6. Capital Stock and Stock-Based Compensation Plans (Continued)

        The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2008 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,612,500	325,000
Range of exercise prices	$8.48 – $14.70	$12.11 – $14.70
Weighted average exercise price	$11.79	$13.02
Aggregate intrinsic value (in thousands)	$(10,812)	$(2,581)
Weighted average remaining contractual term (years)	8.1	7.3

        A summary of the Company's authorized and available shares, activity for the six months ended June 30, 2008, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding
	Authorized	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
At December 31, 2007	5,200,000	507,988	1,477,500	3,214,512	$12.08
Authorized	—	—	—	—	—
Granted	—	42,000	152,500	(194,500)	8.52
Exercised	—	—	—	—	—
Canceled	—	—	(17,500)	17,500	8.60

At June 30, 2008	5,200,000	549,988	1,612,500	3,037,512	$11.79

        A summary of the Company's restricted stock activity for the six months ended June 30, 2008 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	266,667	$12.10
Granted	42,000	8.65
Vested	(9,777)	14.67
Forfeited	—	—

Nonvested at June 30, 2008	298,890	$11.53

        The total grant date fair value of restricted shares vested during the six months ended June 30, 2007 and 2008 was approximately $0.1 million and $0.1 million, respectively, and the total market value of these shares on the dates vested was approximately $0.1 million and $0.1 million, respectively.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

6. Capital Stock and Stock-Based Compensation Plans (Continued)

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2007 and 2008 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Restricted stock	$392	$224	$784	$440
Stock options	246	327	489	650

Total stock-based compensation expense	$638	$551	$1,273	$1,090

        As of June 30, 2008, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $7.4 million. The weighted average period over which this expense is expected to be recognized is approximately 4.3 years.

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

        The Company had determined that the former lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and had also determined that the Company was the primary beneficiary of this VIE. As a result, the Company consolidated the former lender into the Company's financial statements as of and for the three and six months ended June 30, 2007.

        The Company has determined that the new lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the new lender as of and for the three and six months ended June 30, 2008.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

7. Transactions with Variable Interest Entities (Continued)

        The impact of the consolidation of the former lender on the Company's consolidated statements of income for the three and six months ended June 30, 2007 was to increase (decrease) the following income statement accounts as follows (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Total revenues	$1,067	$2,106
Provision for doubtful accounts	(349)	(671)
Other center expenses	228	454
Interest expense	656	1,379
Income tax expense	215	384
Income of consolidated variable interest entity	317	560

        Under the terms of the Company's agreement with its new third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of June 30, 2008, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $16.9 million, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of the Company's economic exposure for losses related to the third-party lender's advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company's estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company's balance sheet at June 30, 2008 was approximately $3.6 million and was established on a basis similar to the allowance for doubtful accounts.

8. Related Party Transactions

        Included in center expenses are expenses for center leases with related parties of approximately $13,000 and zero for the three months ended June 30, 2007 and 2008, respectively, and approximately $23,000 and $5,000 for the six months ended June 30, 2007 and 2008, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses and operating leases for office and warehouse space, of approximately $154,000 and $86,000 for the three months ended June 30, 2007 and 2008, respectively, and approximately $153,000 and $173,000 for the six months ended June 30, 2007 and 2008, respectively.

        In addition, under a time-share arrangement, the Company's Chairman and Vice Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's Chairman and formerly owned, in part, by the Company's Vice Chairman. Included in accounts receivable at June 30, 2008 is a $4,000 net receivable related to this arrangement.

9. Revolving Credit Facility

        In March 2008, the Company amended and restated its prior credit facility with a syndicate of banks. This revolving credit facility now provides the Company with a $270.0 million revolving line of

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements (Continued)

9. Revolving Credit Facility (Continued)

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

        In general, the Company's borrowings under the revolving credit facility bear interest, at the Company's option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company's total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company's total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company's total leverage ratio. As of June 30, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

        As of June 30, 2008 the Company had $187.9 million outstanding on the revolving portion of the credit facility and $1.1 million of letters of credit outstanding.

        In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

10. Subsequent Events

        On July 23, 2008, the Company's Board of Directors declared a cash dividend of $0.125 per share of common stock, payable on September 5, 2008 to shareholders of record on August 26, 2008.

        Legislation in New Mexico became effective in 2007 that limits fees and interest on all consumer loans and gives borrowers a 130 day interest-free and fee-free extension. As a result of this legislation, the Company determined on July 24, 2008 that it was no longer economically viable to continue operating in New Mexico and will close its remaining nine New Mexico centers in the third quarter of 2008.

        During the third quarter of 2008, the Company expects to record closing costs for severance, lease termination, and write-off of the undepreciated costs of fixed assets and other closing costs in these centers totaling approximately $0.6 million. The Company expects to sell its related receivables and no further charge to write-down those receivables is expected. The cessation of the Company's New Mexico operations is not expected to result in an impairment of goodwill.

        On August 5, 2008, the Company announced that William M. "Billy" Webster IV was elected by the Company's Board of Directors as its Chairman. Mr. Webster succeeds George Dean Johnson Jr., who resigned as a director due to personal reasons and not because of any disagreement with the Company.

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

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of June 30, 2008, we operated 2,832 centers in 35 states in the United States, 14 centers in the United Kingdom and 10 centers in Canada, and had 82 limited licensees in the United Kingdom.

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

        Additional fees that we may collect include fees for returned checks and late fees. The returned check fee varies by state and ranges up to $30. We charge a customer this fee if a deposited check is returned due to non-sufficient funds ("NSF") in the customer's account or other reasons. In three states, we are also permitted to charge a late fee, the amount of which varies by state. In Texas, the third-party lender charges a late fee on its loans in accordance with state law.

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

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is then deposited. For the year ended December 31, 2007, approximately 6.2% of total customer checks were deposited and for the six months ended June 30, 2008, approximately 5.7% of total customer checks were deposited. Additional collection efforts are not required if the customer's deposited check clears. For the year ended December 31, 2007, approximately 24% of deposited customer checks cleared (i.e., were not returned NSF) and for the six months ended June 30, 2008, approximately 25.4% of deposited customer checks cleared. If the customer's check does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

  Selected Operating Data

        The following table presents key operating data for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Number of centers open at end of period	2,909	2,856	2,909	2,856
Number of customers served—all credit products (thousands)	881	820	1,097	1,042
Number of payday cash advances originated (thousands)	2,936	2,864	5,640	5,645
Aggregate principal amount of payday cash advances originated (thousands)	$1,045,306	$1,045,174	$2,013,534	$2,065,964
Average amount of each payday cash advance originated	$356	$365	$357	$366
Average charge to customers for providing and processing a payday cash advance	$56	$56	$55	$56
Average duration of a payday cash advance (days)	16.4	16.7	16.4	16.7
Average number of lines of credit outstanding during the period (thousands) (1)	24	—	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,185	$—	$10,193	$—
Average principal amount on each line of credit outstanding during the period (1)	$433	$—	$428	$—
Number of installment loans originated (thousands)	9	8	15	14
Aggregate principal amount of installment loans originated (thousands)	$3,812	$4,049	$6,157	$6,374
Average principal amount of each installment loan originated	$410	$482	$412	$460
Average charge to customers for providing and processing an installment loan (2)	$562	$118	$565	$497

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
We modified the terms of our installment loans in late March 2008. Due to these changes and the short period we have been offering installment loans under the modified terms, the average charge between periods is not comparable.

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

  Income Taxes

        The effective income tax rate as a percentage of income before income taxes was 40.2% and 43.8% for the three months ended June 30, 2007 and 2008, respectively. The effective income tax rate as a percentage of income before income taxes was 41.3% and 42.9% for the six months ended June 30, 2007 and 2008, respectively. The increase in the current year tax rate is primarily due to losses from our foreign operations and an increase in non-deductible expenses for the three and six months ended June 30, 2008.

  Changes in Legislation

        During the last few years, legislation that prohibits or severely restricts payday cash advances and similar services has been introduced or adopted in a number of states, and we expect that trend to continue in other states for the foreseeable future. For example, legislation has been adopted recently in Virginia and New Hampshire that will require us to change our product offerings. If we are able to develop legally-viable alternative products, we will likely incur a reduction in our revenues and profitability in those states. Further, legislation permitting payday cash advances in certain states, such as Arizona, is scheduled to expire over the next few years. This legislation may not be renewed or could be modified in a manner that effects our operations negatively. At any point in time, we are refining our product offerings and developing new products or business models to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short- or long-term changes, interruptions in revenues, and lower operating margins. Until and unless we are able to develop legally-viable alternative products, we generally cannot estimate in advance the actual effect of operational changes we make in response to legislative and regulatory changes.

  Operations in Arkansas

        In 2006, we began providing check-cashing services to customers in Arkansas pursuant to the Arkansas Check Cashers Act. In March 2008, the Attorney General of Arkansas distributed letters to 60 companies operating under the Check Cashers Act. The letter demanded that we cease and desist offering deferred presentment transactions within the state of Arkansas. Although we are defending the legality of our check-cashing operations in other litigation in Arkansas, we have voluntarily cooperated with the Attorney General's demands. We believe we have strictly complied with the Check Cashers Act while operating in Arkansas. We now offer consumer loans for personal, family, and household purposes at interest rates below the usury cap and continue to offer check cashing services from all centers located in Arkansas. We believe our operations in Arkansas will be economically viable on a going-forward basis.

        For the three months ended June 30, 2007 and 2008, 0.8% and 0.5%, respectively, of our total revenues were generated from our operations in Arkansas. For the six months ended June 30, 2007 and 2008, 0.8% and 0.7%, respectively, of our total revenues were generated from our operations in

Arkansas. The following is a summary of financial information for our operations in Arkansas for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$1,426	$822	$2,709	$2,351
Total center expenses	1,135	1,398	2,161	2,749

Center gross profit (loss)	$291	$(576)	$548	$(398)

        Included in total center expenses for the three and six months ended June 30, 2008 are charges of approximately $248,000 and $485,000, respectively, for the write down of receivables related to the change in our operations in Arkansas.

  Operations in Ohio

        In June 2008, the Governor of Ohio signed into law a bill that would cap interest rates on payday loans and limit the number of advances a customer may take in any one year. This law is scheduled to become effective on September 1, 2008. If our legal challenges and ballot initiatives are not successful in delaying or defeating this law and this law becomes effective, we do not expect it to be economically viable for us to continue operations in Ohio. Presently, we continue to serve our existing customers who are in good standing.

        For the three months ended June 30, 2007 and 2008, 9.4% and 8.3%, respectively, of our total revenues were generated from our operations in Ohio. For the six months ended June 30, 2007 and 2008, 9.3% and 8.8%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$16,316	$13,415	$31,756	$28,967
Total center expenses	11,250	10,563	20,799	21,625

Center gross profit	$5,066	$2852	$10,957	$7,342

        If it is not economically viable to continue operations in Ohio and we decide to close our Ohio centers our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $6.9 million to $18.5 million. The collectibility of advances and fees receivable in Ohio would most likely be impaired. As of June 30, 2008, the net receivable balance in Ohio was approximately $17.4 million. The Company has not quantified the amount of goodwill impairment, if any, that would result from the cessations of operations in Ohio.

  Closings

        Closing of Operations in New Mexico.    Legislation in New Mexico became effective in 2007 that limits fees and interest on all consumer loans and gives borrowers a 130 day interest-free and fee-free extension. As a result of this legislation, we determined that it was not economically viable to continue operating in New Mexico and we expect to close the remaining nine New Mexico centers during the third quarter of 2008.

        The following is a summary of financial information for our operations in New Mexico for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$528	$124	$1,068	$224
Total center expenses	455	318	890	649

Center gross profit (loss)	$73	$(194)	$178	$(425)

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

        The following is a summary of financial information for our operations in Pennsylvania for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$10,770	$—	$21,814	$—
Total center expenses	5,957	(309)	11,254	(16)

Center gross profit	$4,813	$309	$10,560	$16

         Closing of Operations in Oregon.    Legislation in Oregon became effective in 2007 that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it was no longer economically viable to continue to operate in Oregon and we closed all of our remaining Oregon centers in the fourth quarter of 2007.

        The following is a summary of financial information for our operations in Oregon for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues	$2,079	$—	$4,068	$7
Total center expenses	1,886	17	3,943	70

Center gross profit (loss)	$193	$(17)	$125	$(63)

  Acquisition in the United Kingdom

        During the six months ended June 30, 2008, we acquired two centers in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million.

  Centers

        The following table illustrates the composition of our center network at December 31, 2007 and June 30, 2008:

State	December 31, 2007	June 30, 2008
Alabama	145	145
Arizona	56	56
Arkansas	30	30
California	286	291
Colorado	72	70
Delaware	15	16
Florida	261	260
Idaho	11	11
Illinois	81	81
Indiana	117	116
Iowa	36	36
Kansas	59	59
Kentucky	42	43
Louisiana	85	87
Michigan	150	151
Mississippi	61	61
Missouri	90	91
Montana	7	6
Nebraska	24	24
Nevada	14	14
New Hampshire	24	24
New Mexico	10	9
North Dakota	8	8
Ohio	244	246
Oklahoma	65	68
Rhode Island	18	21
South Carolina	136	138
South Dakota	12	12
Tennessee	63	63
Texas	256	255
Utah	6	6
Virginia	150	151
Washington	103	103
Wisconsin	66	69
Wyoming	10	11

Total United States	2,813	2,832
Canada	7	10
United Kingdom	12	14

Total	2,832	2,856

  New centers

        We opened 67 and 9 new centers during the three months ended June 30, 2007 and 2008, respectively. We opened 106 and 36 new centers during the six months ended June 30, 2007 and 2008, respectively.

  Closed centers

        We closed 30 and 8 centers during the three months ended June 30, 2007 and 2008, respectively. We closed 51 and 14 centers during the six months ended June 30, 2007 and 2008, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.3 million and $0.2 million in the three months ended June 30, 2007 and 2008, respectively. We recorded expenses related to center closures of approximately $0.9 million and $0.8 million in the six months ended June 30, 2007 and 2008, respectively.

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

        The allowance for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including but not limited to the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, and length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised. Because of the short-term nature of our products and the charge-off process, aging of accounts is not a distinct component of the analysis.

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

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The second quarter of 2007 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Saturday (a relative low point in weekly receivable balances). The second quarter of 2008 began on a Tuesday (a relative low point in weekly receivable balances) and ended on a Monday (a relative low point in weekly receivable balances).

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of June 30, 2008, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for third-party lender losses would change by approximately $2.8 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.5 million. As of June 30, 2008, the carrying value of goodwill is $128 million due to the amortization of goodwill prior to the adoption of SFAS 142. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2007 and June 30, 2008 financial statements include accruals of approximately $0.9 million and $0.3 million, respectively, for the remaining liability under our former self-insured health and dental insurance plans and approximately $4.6 million and $4.4 million, respectively, for workers' compensation. Beginning in the fourth quarter of 2007 and first quarter of 2008, we are no longer self-insured for our health insurance and dental insurance, respectively. We recognize our obligations associated with our self-insured benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender as of and for the three and six months ended June 30, 2007. During the fourth quarter of 2007, we terminated our CSO agreement with this lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with our former lender. This new lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE. Therefore, we have not consolidated our new lender as of and for the three and six months ended June 30, 2008. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities" for the impact of consolidating our former lender on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of June 30, 2008, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $7.4 million. The weighted average period over which this expense is expected to be recognized is approximately 4.3 years. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Capital Stock and Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

  Recently Issued Accounting Pronouncements

        See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for a description of the most recent pronouncements.

Results of Operations

  Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008

        The following tables set forth our results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2008:

	Three Months Ended June 30,
	2007		2008		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)

Total Revenues	$173,939	100.0%	$162,142	100.0%	$(11,797)	(6.8)%
Center Expenses:
Salaries and related payroll costs	49,759	28.6%	49,305	30.4%	454	0.9%
Provision for doubtful accounts	30,824	17.7%	30,225	18.6%	599	1.9%
Occupancy costs	23,686	13.6%	24,605	15.2%	(919)	(3.9)%
Center depreciation expense	4,264	2.4%	4,228	2.6%	36	0.8%
Advertising expense	7,592	4.4%	6,844	4.2%	748	9.9%
Other center expenses	13,528	7.8%	11,041	6.8%	2,487	18.4%

Total center expenses	129,653	74.5%	126,248	77.8%	3,405	2.6%

Center gross profit	44,286	25.5%	35,894	22.2%	(8,392)	(18.9)%
Corporate and Other Expenses (Income):
General and administrative expenses	15,684	9.0%	16,009	9.9%	(325)	(2.1)%
Corporate depreciation expense	812	0.5%	792	0.5%	20	2.5%
Interest expense	2,290	1.3%	2,529	1.6%	(239)	(10.4)%
Interest income	(122)	(0.1)%	(29)	—	(93)	(76.2)%
Loss on disposal of property and equipment	283	0.2%	92	—	191	67.5%

Total corporate and other expenses	18,947	10.9%	19,393	12.0%	(446)	(2.4)%

Income before income taxes	25,339	14.6%	16,501	10.2%	(8,838)	(34.9)%
Income tax expense	10,186	5.9%	7,227	4.5%	2,959	29.0%

Income before income of consolidated variable interest entity	15,153	8.7%	9,274	5.7%	(5,879)	(38.8)%
Income of consolidated variable interest entity	(317)	(0.2)%	—	—	317	100.0%

Net income	$14,836	8.5%	$9,274	5.7%	$(5,562)	(37.5)%

	Three Months Ended June 30,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,871	2,854
Opened	67	9
Acquired	1	1
Closed	(30)	(8)

Number of centers open at end of period	2,909	2,856

Weighted average number of centers open during the period	2,888	2,856
Number of customers served—all credit products (thousands)	881	820
Number of payday cash advances originated (thousands)	2,936	2,864
Aggregate principal amount of payday cash advances originated (thousands)	$1,045,306	$1,045,174
Average amount of each payday cash advance originated	$356	$365
Average charge to customers for providing and processing a payday cash advance	$56	$56
Average duration of a payday cash advance (days)	16.4	16.7
Average number of lines of credit outstanding during the period (thousands) (1)	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,185	$—
Average principal amount on each line of credit outstanding during the period (1)	$433	$—
Number of installment loans originated (thousands)	9	8
Aggregate principal amount of installment loans originated (thousands)	$3,812	$4,049
Average principal amount of each installment loan originated	$410	$482
Average charge to customers for providing and processing an installment loan (2)	$562	$118

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
We modified the terms of our installment loans in late March 2008. Due to these changes and the short period we have been offering installment loans under the modified terms, the average charge between periods is not comparable.

	Three Months Ended June 30,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$60.2	100.0%	$56.8	100.0%	$(3.4)	(5.6)%
Center expenses:
Salaries and related payroll costs	17.2	28.6%	17.4	30.4%	(0.2)	(1.2)%
Provision for doubtful accounts	10.6	17.7%	10.6	18.6%	—	—
Occupancy costs	8.2	13.6%	8.6	15.2%	(0.4)	(4.9)%
Center depreciation expense	1.5	2.4%	1.5	2.6%	—	—
Advertising expense	2.6	4.4%	2.4	4.2%	0.2	7.7%
Other center expenses	4.7	7.8%	3.9	6.8%	0.8	17.0%

Total center expenses	44.8	74.5%	44.4	77.8%	0.4	0.9%

Center gross profit	$15.4	25.5%	$12.4	22.2%	$(3.0)	(19.5)%

  Revenue Analysis

        Total revenues decreased approximately $11.8 million during the three months ended June 30, 2008 compared to the same period in 2007. Total revenues for the 2,636 centers opened prior to April 1, 2007 and still open as of June 30, 2008 decreased $2.2 million from $158.9 million for the three months ended June 30, 2007 to $156.7 million for the same period in 2008. Centers opened prior to April 1, 2007 were at least three months and fifteen months old as of June 30, 2007 and 2008, respectively. Total revenues for the 220 centers opened or acquired after April 1, 2007 and still open as of June 30, 2008 increased $5.0 million from $0.3 million for the three months ended June 30, 2007 to $5.3 million for the same period in 2008. Total revenues for the remaining 256 centers that closed represented a decrease of approximately $14.6 million for the three months ended June 30, 2008 compared to the same period in 2007. Of this decrease, approximately $10.6 million and $2.1 million were due to the closure of our centers in Pennsylvania and Oregon, respectively, during the third and fourth quarters of 2007. In addition, we believe the demand for payday advance products decreased due to the government's economic stimulus payment made in the second quarter of 2008.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs for the three months ended June 30, 2008 compared to the same period in 2007 was due primarily to an increase in bonuses as compared to 2007. This was partially offset by lower workers compensation expense as well as lower medical costs for our health and dental costs. We averaged approximately 2.05 and 2.03 full-time equivalent field employees, including district directors, per center during the three months ended June 30, 2007 and 2008, respectively.

         Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts increased to 18.6% for the three months ended June 30, 2008 from 17.7% for the same period in 2007. The increase in the provision during the second quarter of 2008 was due to a continued increase in loss rates and a decrease in the amount of receivables sold in the second quarter of 2008 as compared to the second quarter of 2007. Losses generally continue to trend higher year over year and we believe the worsening economic conditions in the United States may be contributing to increased loss rates.

         Occupancy costs.    The increase in occupancy costs for the three months ended June 30, 2008 compared to the same period in 2007 was due primarily to higher rent and utility costs.

         Advertising expense.    Advertising expense decreased for the three months ended June 30, 2008 compared to the same period in 2007 due primarily to a reduction in marketing activity in Ohio, New Mexico and New Hampshire in response to the pending legislation regarding payday lenders.

         Other center expenses.    The decrease in other center expenses for the three months ended June 30, 2008 compared to the same period in 2007 was due primarily to decreases in office supply and toner, travel, legal and telephone expenses, the decrease in the cost related to the ramp up of our prepaid card in 2007 and a decrease in expenses related to a previously consolidated variable interest entity.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses for the three months ended June 30, 2008 compared to the same period in 2007 was due primarily to:

  •
  higher expenses of approximately $1.6 million in our public and government relations department primarily for consultants, trade association dues and public relations;

  •
  approximately $0.5 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom; partially offset by

  •
  a decrease of approximately $0.4 million in expenses related to personnel, consulting, and other costs associated with new product development and management;

  •
  a decrease in accounting fees and other expenses of approximately $0.4 million related to SEC reporting and compliance;

  •
  a decrease of approximately $0.3 million related to reduced headcount in our real estate and construction departments; and

  •
  a decrease of approximately $0.3 million related to headcount in our field operations department.

         Loss on disposal of property and equipment.    The decrease in loss on disposal of property and equipment for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to fewer centers closing during 2008.

  Results of Operations

  Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008

        The following tables set forth our results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2008:

	Six Months Ended June 30,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)

Total Revenues	$342,022	100.0%	$327,598	100.0%	$(14,424)	(4.2)%
Center Expenses:
Salaries and related payroll costs	98,956	28.9%	100,706	30.8%	(1,750)	(1.8)%
Provision for doubtful accounts	46,639	13.6%	51,005	15.6%	(4,366)	(9.4)%
Occupancy costs	47,219	13.8%	50,029	15.3%	(2,810)	(6.0)%
Center depreciation expense	8,533	2.5%	8,523	2.6%	10	0.1%
Advertising expense	12,901	3.8%	9,990	3.0%	2,911	22.6%
Other center expenses	27,686	8.1%	25,636	7.8%	2,050	7.4%

Total center expenses	241,934	70.7%	245,889	75.1%	(3,955)	(1.6)%

Center gross profit	100,088	29.3%	81,709	24.9%	(18,379)	(18.4)%
Corporate and Other Expenses (Income):
General and administrative expenses	28,963	8.5%	32,384	9.8%	(3,421)	(11.8)%
Corporate depreciation expense	1,630	0.5%	1,560	0.5%	70	4.3%
Interest expense	4,603	1.3%	5,217	1.6%	(614)	(13.3)%
Interest income	(198)	(0.1)%	(70)	—	(128)	(64.6)%
Loss on disposal of property and equipment	535	0.2%	218	—%	317	59.3%
Loss on impairment of assets	314	0.1%	236	0.1%	78	24.8%

Total corporate and other expenses	35,847	10.5%	39,545	12.0%	(3,698)	(10.3)%

Income before income taxes	64,241	18.8%	42,164	12.9%	(22,077)	(34.4)%
Income tax expense	26,529	7.8%	18,086	5.5%	8,443	31.8%

Income before income of consolidated variable interest entity	37,712	11.0%	24,078	7.4%	(13,634)	(36.2)%
Income of consolidated variable interest entity	(560)	(0.1)%	—	—	560	100.0%

Net income	$37,152	10.9%	$24,078	7.4%	$(13,074)	(35.2)%

	Six Months Ended June 30,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,853	2,832
Opened	106	36
Acquired	1	2
Closed	(51)	(14)

Number of centers open at end of period	2,909	2,856

Weighted average number of centers open during the period	2,870	2,852
Number of customers served—all credit products (thousands)	1,097	1,042
Number of payday cash advances originated (thousands)	5,640	5,645
Aggregate principal amount of payday cash advances originated (thousands)	$2,013,534	$2,065,964
Average amount of each payday cash advance originated	$357	$366
Average charge to customers for providing and processing a payday cash advance	$55	$56
Average duration of a payday cash advance (days)	16.4	16.7
Average number of lines of credit outstanding during the period (thousands) (1)	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,193	$—
Average principal amount on each line of credit outstanding during the period (1)	$428	$—
Number of installment loans originated (thousands)	15	14
Aggregate principal amount of installment loans originated (thousands)	$6,157	$6,374
Average principal amount of each installment loan originated	$412	$460
Average charge to customers for providing and processing an installment loan (2)	$565	$497

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
We modified the terms of our installment loans in late March 2008. Due to these changes and the short period we have been offering installment loans under the modified terms, the average charge between periods is not comparable.

	Six Months Ended June 30,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$119.2	100.0%	$114.9	100.0%	$(4.3)	(3.6)%
Center expenses:
Salaries and related payroll costs	34.5	28.9%	35.4	30.8%	(0.9)	(2.6)%
Provision for doubtful accounts	16.3	13.6%	17.9	15.6%	(1.6)	(9.8)%
Occupancy costs	16.5	13.8%	17.5	15.3%	(1.0)	(6.1)%
Center depreciation expense	3.0	2.5%	3.0	2.6%	—	—
Advertising expense	4.5	3.8%	3.5	3.0%	1.0	22.2%
Other center expenses	9.6	8.1%	9.0	7.8%	0.6	6.3%

Total center expenses	84.4	70.7%	86.3	75.1%	(1.9)	(2.3)%

Center gross profit	$34.8	29.3%	$28.6	24.9%	$(6.2)	(17.8)%

  Revenue Analysis

        Total revenues decreased approximately $14.4 million during the six months ended June 30, 2008 compared to the same period in 2007. Total revenues for the 2,605 centers opened prior to January 1, 2007 and still open as of June 30, 2008 increased $4.3 million from $310.8 million for the six months ended June 30, 2007 to $315.2 million for the same period in 2008. Centers opened prior to January 1, 2007 were at least six months and eighteen months old as of June 30, 2007 and 2008, respectively. Total revenues for the 251 centers opened or acquired after January 1, 2007 and still open as of June 30, 2008 increased $11.2 million from $0.8 million for the six months ended June 30, 2007 to $12.0 million for the same period in 2008. Total revenues for the remaining 256 centers that closed represented a decrease of approximately $29.9 million for the six months ended June 30, 2008 compared to the same period in 2007. Of this decrease, approximately $21.6 million and $4.1 million were due to the closure of our centers in Pennsylvania and Oregon, respectively, during the third and fourth quarters of 2007. In addition, we believe the demand for payday advance products decreased due to the government's economic stimulus payment made in the second quarter of 2008.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs for the six months ended June 30, 2008 compared to the same period in 2007 was due primarily to higher salaries and bonuses offset slightly by a decrease in contract labor expense. We averaged approximately 2.12 and 2.07 full-time equivalent field employees, including district directors, per center during the six months ended June 30, 2007 and 2008, respectively.

         Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts increased to 15.6% for the six months ended June 30, 2008 from 13.6% for the same period in 2007. The increase in the provision during 2008 was due primarily to a continued increase in loss rates. Losses generally continue to trend higher year over year and we believe the worsening economic conditions in the United States may be contributing to increased loss rates.

         Occupancy costs.    The increase in occupancy costs for the six months ended June 30, 2008 compared to the same period in 2007 was due primarily to higher rent and repair and maintenance charges.

         Advertising expense.    Advertising expense decreased for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to a reduction in marketing in Ohio, New Mexico and New Hampshire in response to the pending legislation regarding payday lenders. In addition, 2007 included higher expenses for CFSA non-consumer media efforts than those in 2008.

         Other center expenses.    The decrease in other center expenses for the six months ended June 30, 2008 compared to the same period in 2007 was due primarily to a decrease in expense related to the ramp up of our prepaid card in 2007, a decrease in legal, taxes and business licenses expenses, and a decrease in expenses related to the previously consolidated variable interest entity.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses for the six months ended June 30, 2008 compared to the same period in 2007 was due primarily to:

  •
  higher expenses of approximately $3.3 million in our public and government relations department primarily for consultants, trade association dues and public relations;

  •
  approximately $1.1 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations to the United Kingdom;

  •
  an increase in legal fees of approximately $0.8 million; partially offset by

  •
  a decrease in accounting fees and other expenses of approximately $0.6 million related to SEC reporting and compliance;

  •
  a decrease of approximately $0.5 million in expenses related to personnel, consulting, and other costs associated with new product development and management; and

  •
  a decrease of approximately $0.5 million related to reduced headcount in our real estate and construction departments.

         Loss on disposal of property and equipment.    The decrease in loss on disposal of property and equipment for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to fewer centers closing in 2008.

         Loss on impairment of assets.    Loss on impairment of assets in 2007 and 2008 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the six months ended June 30, 2007 and 2008 (dollars in thousands):

			Variance
	2007	2008	Dollars	%
Cash flows provided by (used in):
Operating activities	$67,600	$74,777	$7,177	10.6%
Investing activities	(35,463)	(27,530)	7,933	22.4%
Financing activities	(62,484)	(53,426)	9,058	14.5%
Effect of exchange rate changes on cash and cash equivalents	—	(32)	(32)	(100.0)%

Net decrease in cash and cash equivalents	(30,347)	(6,211)	24,136	79.5%
Cash and cash equivalents, beginning of period	67,245	28,251	(38,994)	(58.0)%

Cash and cash equivalents, end of period	$36,898	$22,040	$(14,858)	(40.3)%

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

        We borrow under our $270.0 million revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $31.0 million, or 13.7%, to $195.7 million at June 30, 2008 compared to $226.7 million at June 30, 2007. Advances and fees receivable, net decreased approximately $25.8 million, or 11.6%, to $195.7 million at June 30, 2008 compared to $221.5 million at December 31, 2007.

        In May 2005, our Board of Directors approved a program authorizing the repurchase of up to $50.0 million of our outstanding common stock. In August 2006, our Board of Directors approved an extension of our stock repurchase program authorizing us to repurchase up to $100.0 million of our outstanding common stock on and after that date. Additionally, in February 2008, our Board of Directors approved a further extension of our stock repurchase program authorizing us to repurchase up to an additional $75.0 million of our outstanding common stock. Our Board of Directors determined that the continuation and increase of the stock repurchase program served the best interest of us and our stockholders by returning capital to our stockholders.

        During the six months ended June 30, 2007 and 2008, we repurchased zero and 10,214,340 shares of our common stock, respectively, at a cost of approximately zero and $79.9 million, respectively. Additionally, for the six months ended June 30, 2007 and 2008, 2,826 and 3,272 shares of common stock, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. We completed our authorized share repurchase program in July 2008.

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

  Cash Flows from Operating Activities

        Net cash provided by operating activities increased approximately 10.6% to $74.8 million for the six months ended June 30, 2008 compared to the same period ended June 30, 2007. The increase in operating cash flow was attributable to a decrease in non-cash expense items of $7.0 million. The decrease in net income of $13.1 million was offset by the $13.2 million net change in operating assets and liabilities.

  Cash Flows from Investing Activities

        Net cash used in investing activities decreased approximately 22.4% to $27.5 million for the six months ended June 30, 2008 compared to the same period ended June 30, 2007. The decrease was primarily related to a reduction in the funding of cash advances during the period.

  Cash Flows from Financing Activities

        Net cash used in financing activities decreased 14.5% to $53.4 million compared to the same period ended June 30, 2007. During the six months ended June 30, 2008, the Company had net borrowings under the revolving credit facility of approximately $45.6 million. Uses of cash during the six months ended June 30, 2008, included purchases of treasury stock of $79.9 million and payment of dividends of $16.8 million.

Capital Expenditures

        For the six months ended June 30, 2007 and 2008, we spent $7.0 million and $5.8 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

        In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of June 30, 2008, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $16.9 million, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at June 30, 2008 was approximately $3.6 million and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of June 30, 2008, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and thereafter
Long-term debt obligations:
Revolving credit facility	$187,928	$—	$—	$—	$187,928
Mortgage payable	7,169	398	1,593	1,593	3,585
Note payable	173	69	104	—	—
Operating lease obligations (1)	156,504	33,177	92,941	26,570	3,816
Purchase obligations	488	485	3	—	—
Other	4,060	1,450	2,160	450	—

Total	$356,322	$35,579	$96,801	$28,613	$195,329

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

        As of June 30, 2008, we had $187.9 million outstanding on the revolving portion of our credit facility and $1.1 million of letters of credit outstanding, leaving approximately $81.0 million available for future borrowings under our credit facility. We believe that this availability under our credit facility in addition to cash generated from operations should be sufficient to meet our currently anticipated liquidity requirements.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of June 30, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is 3.5 times trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is 2 times trailing twelve month EBITDA as defined in the credit agreement. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods to be mutually agreed upon, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at June 30, 2008. See "Liquidity and Capital Resources" in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

         Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.4 million and $5.2 million at December 31, 2007 and June 30, 2008, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.9 million and $4.8 million at December 31, 2007 and June 30, 2008, respectively.

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

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of June 30, 2008, our purchase obligations totaled approximately $0.5 million.

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

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2007 or June 30, 2008. The weighted average interest rate on our $142.3 million of variable interest debt as of December 31, 2007 was approximately 7.76%. The weighted average interest rate on our $187.9 million of variable interest debt as of June 30, 2008 was approximately 5.31%.

        We had total interest expense of $2.3 million and $2.5 million for the three months ended June 30, 2007 and 2008, respectively. We had total interest expense of $4.6 million and $5.2 million for the six months ended June 30, 2007 and 2008, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.2 million and $0.8 million for the three months ended June 30, 2007 and 2008, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.4 million and $1.4 million for the six months ended June 30, 2007 and 2008, respectively.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2007 or June 30, 2008.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $75,000 and $124,000 as of December 31, 2007 and June 30, 2008, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our business is regulated under a variety of enabling state statutes, including payday advance, deferred presentment, check cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of June 30, 2008, 39 states and the District of Columbia had specific laws that permitted payday cash advances or a similar form of short-term consumer loans. As of June 30, 2008, we operated in 35 of these 39 states. Currently, we do not conduct business in the remaining four states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 11 states do not have laws specifically authorizing the payday cash advance or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to do business in these states.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday cash advance and similar services. Many similar bills have also been introduced in state legislatures. In 2007, bills that would severely restrict or effectively prohibit payday cash advances if adopted as law were introduced in 20 states plus the District of Columbia. In addition, two states have sunset provisions in their payday cash advance laws that require renewal of the laws by these state legislatures at periodic intervals. Arizona's and Mississippi's payday lending laws will expire in 2010 and 2012, respectively, if no further action is taken. Such new or modified legislation could have a material adverse impact on our results of operations. For example, as a result of legislation in Oregon that became effective in July 2007, we concluded that operating in that state was no longer economically viable and closed all of our Oregon centers. Restrictive legislation has recently been adopted in New Hampshire and Virginia. In Virginia we are attempting to develop a new loan product, in response to new legislation, which will likely not be as profitable as our current product. Laws prohibiting payday cash advance and similar services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, results of operations and financial condition. For instance, in June 2008, the Governor of Ohio signed into law a bill that would cap interest rates on payday loans and limit the number of advances a customer may take in any one year. Currently, we along with other industry leaders have initiated legal challenges and grassroots ballot initiatives that could affect the effective date of this legislation or defeat it completely. If this law becomes effective, it may not be economically viable for us to continue operations in Ohio, which could have a material effect on our future results of operations and financial condition.

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

        Additionally, state attorneys general and banking regulators have begun to scrutinize payday cash advances and other alternative financial products and take actions that could require us to modify, suspend or cease operations in their respective states. For example, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and subsequently closed all of our centers in Pennsylvania. See "Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies." The closures in Pennsylvania have had a material adverse effect on our results of operations and financial condition. In March 2008, the Attorney General of Arkansas distributed letters to 60 companies operating under the Check Cashers Act. The letter demanded that we cease and desist offering deferred presentment transactions within the state of Arkansas. Although no legal determination has been made that the Check Cashers Act is unconstitutional or that we have violated any provision of Arkansas state law, we have voluntarily cooperated with the Attorney General's demands. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operations in Arkansas."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth information about our stock repurchases for the three months ended June 30, 2008:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 to April 30	2,776,828	$8.35	2,776,828	$25,791,086
May 1 to May 31	1,368,980	$8.65	1,368,980	$13,943,989
June 1 to June 30	1,270,780	$5.30	1,270,780	$7,206,268

Total	5,416,588	$7.71	5,416,588	$7,206,268

(1)
Based on trade date.

(2)
This column includes any shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

(3)
On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date. Additionally, on February 13, 2008, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to an additional $75.0 million of our outstanding common stock beginning on that date. In July 2008, 1,350,444 additional shares were purchased for approximately $7.2 million and we completed this stock repurchase program.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The following table summarizes the votes at the Annual Meeting of our stockholders held on May 22, 2008:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors:
George D. Johnson, Jr	65,701,616	—	1,362,838	—	—
William M. Webster IV	66,050,164	—	1,014,290	—	—
Stephen K. Benjamin	66,582,982	—	481,472	—	—
Robert H. Chapman III	66,582,385	—	482,069	—	—
Kenneth E. Compton	66,118,913	—	945,541	—	—
Thomas E. Hannah	66,582,855	—	481,599	—	—
Donovan A. Langford III	66,583,005	—	481,449	—	—
W. Olin Nisbet	66,582,415	—	482,039	—	—
J. Patrick O'Shaughnessy	65,918,524	—	1,145,930	—	—
Ratification of the appointment of PricewaterhouseCoopers LLP As Independent Auditors for the Company for 2008	66,599,312	462,380	—	2,761	—

ITEM 6.    EXHIBITS.

Exhibit	Description
10.1	First Amendment dated June 26, 2008 to the Amended and Restated Credit Agreement dated as of March 24, 2008.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
August 8, 2008	By:	/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

 INDEX TO EXHIBITS

Exhibit Number	Description
10.1	First Amendment dated June 26, 2008 to the Amended and Restated Credit Agreement dated as of March 24, 2008.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

QuickLinks

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC. Form 10-Q For the three months and six months ended June 30, 2008
FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Advance America, Cash Advance Centers, Inc. Unaudited Consolidated Balance Sheets December 31, 2007 and June 30, 2008 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statements of Income Three Months and Six Months Ended June 30, 2007 and 2008 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statement of Stockholders' Equity Six Months Ended June 30, 2008 (in thousands, except per share data)
Advance America, Cash Advance Centers, Inc. Interim Unaudited Consolidated Statements of Cash Flows Six Months Ended June 30, 2007 and 2008 (in thousands)
Advance America, Cash Advance Centers, Inc. Notes to Interim Unaudited Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS.
SIGNATURES
INDEX TO EXHIBITS