Form 10-Q
period 2008-09-30
Advance America, Cash Advance Centers, Inc.
filed 2008-11-04
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2008
Common Stock, par value $.01 per share	61,089,556 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and nine months ended September 30, 2008

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in “Part II. Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2007 and September 30, 2008

(in thousands, except per share data)

	December 31, 2007	September 30, 2008
Assets
Current assets
Cash and cash equivalents	$28,251	$16,001
Advances and fees receivable, net	221,480	211,237
Deferred income taxes	13,737	12,942
Other current assets	13,578	22,257
Total current assets	277,046	262,437
Restricted cash	5,701	5,201
Property and equipment, net	57,616	49,638
Goodwill	127,286	127,605
Other assets	4,049	4,907
Total assets	$471,698	$449,788
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,204	$11,892
Accrued liabilities	31,823	27,761
Accrual for third-party lender losses	4,587	3,755
Current portion of long-term debt	542	570
Total current liabilities	53,156	43,978
Revolving credit facility	142,302	203,005
Long-term debt	5,136	4,704
Deferred income taxes	20,629	22,189
Deferred revenue	—	5,365
Other liabilities	184	257
Total liabilities	221,407	279,498
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 and 96,821 shares issued and 72,947 and 61,083 outstanding as of December 31, 2007 and September 30, 2008, respectively	968	968
Paid in capital	286,999	288,520
Retained earnings	133,789	141,840
Accumulated other comprehensive loss	(75)	(889)
Common stock in treasury (23,874 and 35,738 shares at cost at December 31, 2007 and September 30, 2008, respectively)	(171,390)	(260,149)
Total stockholders’ equity	250,291	170,290
Total liabilities and stockholders’ equity	$471,698	$449,788

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2007 and 2008

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total Revenues	$183,926	$173,861	$525,948	$501,459
Center Expenses:
Salaries and related payroll costs	50,235	47,783	149,191	148,489
Provision for doubtful accounts	50,704	42,126	97,343	93,132
Occupancy costs	24,949	25,204	72,168	75,233
Center depreciation expense	4,343	4,115	12,876	12,638
Advertising expense	6,537	6,109	19,438	16,099
Other center expenses	16,561	11,095	44,247	36,730
Total center expenses	153,329	136,432	395,263	382,321
Center gross profit	30,597	37,429	130,685	119,138
Corporate and Other Expenses (Income):
General and administrative expenses	15,043	18,312	44,006	50,696
Corporate depreciation expense	780	760	2,410	2,320
Interest expense	3,168	3,029	7,771	8,246
Interest income	(63)	(37)	(261)	(107)
Loss on disposal of property and equipment	1,893	221	2,428	439
Loss on impairment of assets	—	—	314	236
Income before income taxes	9,776	15,144	74,017	57,308
Income tax expense	3,792	6,689	30,321	24,775
Income before income of consolidated variable interest entity	5,984	8,455	43,696	32,533
Income of consolidated variable interest entity	(251)	—	(811)	—
Net income	$5,733	$8,455	$42,885	$32,533
Net income per common share:
Basic	$0.07	$0.14	$0.54	$0.50
Diluted	$0.07	$0.14	$0.54	$0.50
Dividends declared per common share	$0.125	$0.125	$0.375	$0.375
Weighted average number of shares outstanding:
Basic	78,068	61,000	78,765	65,375
Diluted	78,136	61,008	78,822	65,378

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2008

(in thousands, except per share data)

	Common Stock				Accumulated Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2007	96,821	$968	$286,999	$133,789	$(75)	(23,874)	$(171,390)	$250,291
Comprehensive income:
Net income	—	—	—	32,533	—	—	—	32,533
Foreign currency translation	—	—	—	—	(814)	—	—	(814)
Total comprehensive income								31,719
Dividends paid ($0.375 per share)	—	—	—	(24,377)	—	—	—	(24,377)
Dividends payable	—	—	—	(105)	—	—	—	(105)
Purchases of treasury stock	—	—	—	—	—	(11,917)	(88,953)	(88,953)
Issuance of restricted stock	—	—	—	—	—	42	—	—
Vesting of restricted stock issued from treasury stock	—	—	(119)	—	—	—	119	—
Amortization of restricted stock	—	—	665	—	—	—	—	665
Stock option expense	—	—	979	—	—	—	—	979
Issuance of common stock to director in lieu of cash	—	—	(4)	—	—	11	75	71
Balances, September 30, 2008	96,821	$968	$288,520	$141,840	$(889)	(35,738)	$(260,149)	$170,290

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2008

(in thousands)

	2007	2008
Cash flows from operating activities
Net income	$42,885	$32,533
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Income of consolidated variable interest entity	811	—
Depreciation and amortization	15,286	14,993
Non-cash interest expense	743	548
Provision for doubtful accounts	97,343	93,132
Deferred income taxes	675	2,355
Loss on disposal of property and equipment	2,428	439
Loss on impairment of assets	314	236
Amortization of restricted stock	694	665
Stock option expense	626	979
Common stock issued to director in lieu of cash	74	71
Changes in operating assets and liabilities
Fees receivable, net	(19,364)	(13,360)
Other current assets	(3,422)	(8,825)
Other assets	356	209
Accounts payable	(577)	(1,379)
Accrued liabilities	(1,773)	(4,092)
Income taxes payable	(14,978)	—
Deferred revenues	—	5,365
Net cash provided by operating activities	122,121	123,869
Cash flows from investing activities
Changes in advances receivable	(77,564)	(70,413)
Changes in restricted cash	(198)	500
Acquisition of business, net of cash acquired	(4,980)	(769)
Proceeds from sale of property and equipment	36	22
Purchases of property and equipment	(12,002)	(7,743)
Net cash used in investing activities	(94,708)	(78,403)
Cash flows from financing activities
Proceeds from revolving credit facility, net	1,283	60,703
Decrease in non-controlling interest of variable interest entity	(1,446)	—
Payments on mortgage payable	(285)	(307)
Payments on note payable	(122)	(97)
Payments on long-term debt	(295)	—
Payments of financing costs	(11)	(1,622)
Purchases of treasury stock	(27,009)	(88,953)
Payments of dividends	(29,429)	(24,377)
Changes in book overdrafts	(5,289)	(2,872)
Net cash used in financing activities	(62,603)	(57,525)
Effect of exchange rate changes on cash and cash equivalents	—	(191)
Net decrease in cash and cash equivalents	(35,190)	(12,250)
Cash and cash equivalents, beginning of period	67,245	28,251
Cash and cash equivalents, end of period	$32,055	$16,001
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,248	$7,681
Income taxes	47,330	28,029
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	473	42
Restricted stock dividends payable	47	105
Net assets acquired through acquisition of business	980	61

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2008.

Description of Business

The Company conducts business under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers. The Company’s operations in the United Kingdom are conducted in accordance with applicable English law. The Company’s operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending on the Company’s business operations and product offerings under enabling regulations. Revenue is recognized on a constant-yield basis ratably over the term of each advance. The Company has also entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract subject to certain terms and conditions.

Concentration of Risk

For the three months ended September 30, 2007 and 2008, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 47% and 47%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2007 and 2008, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 46% and 48%, respectively, of the Company’s total revenues.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three and nine months ended September 30, 2007, all of the restricted shares were included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2008, 278,947 restricted shares were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and nine months ended September 30, 2007, options to purchase 1,264,583 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and nine months ended September 30, 2008, options to purchase 1,612,500 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	78,068	61,000	78,765	65,375
Effect of dilutive unvested restricted stock	68	8	57	3
Effect of dilutive outstanding stock options	—	—	—	—
Weighted average number of common shares outstanding—diluted	78,136	61,008	78,822	65,378

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100% of the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation. The provision for doubtful accounts had previously been included in the accompanying consolidated statements of income as a reduction of revenue but is now included in center expenses for all periods presented.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Advances receivable	$209,897	$203,435
Fees and interest receivable	36,454	33,855
Returned items receivable	49,442	45,032
Other	11,224	3,965
Allowance for doubtful accounts	(61,306)	(58,864)
Unearned revenues	(24,231)	(16,186)
Advances and fees receivable, net	$221,480	$211,237

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Beginning balance	$56,312	$53,496	$57,396	$61,306
Provision for doubtful accounts	50,704	41,988	97,343	93,964
Charge-offs	(48,402)	(41,164)	(117,344)	(116,668)
Recoveries	6,161	4,544	27,380	20,262
Ending balance	$64,775	$58,864	$64,775	$58,864

Changes in the accrual for third-party lender losses for the three and nine months ended September 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Beginning balance	$—	$3,617	$—	$4,587
Provision for doubtful accounts	—	138	—	(832)
Ending balance	$—	$3,755	$—	$3,755

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and nine months ended September 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Beginning balance	$56,312	$57,113	$57,396	$65,893
Provision for doubtful accounts	50,704	42,126	97,343	93,132
Charge-offs	(48,402)	(41,164)	(117,344)	(116,668)
Recoveries	6,161	4,544	27,380	20,262
Ending balance	$64,775	$62,619	$64,775	$62,619

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Employee compensation	$11,797	$9,897
Workers’ compensation	4,629	4,570
Lease smoothing	2,920	2,991
Deferred revenue	—	1,858
Legal	1,789	1,537
Center closing costs	1,696	1,011
Property, sales and franchise taxes	558	1,006
Advertising	436	755
Accounting and tax	1,058	683
Severance	1,113	97
Construction in progress	962	42
Health and dental insurance	925	2
Other	3,940	3,312
Total	$31,823	$27,761

5. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators. The Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated at this time for these legal proceedings. Accordingly, no accrual has been recorded for any of these matters as of September 30, 2008.

Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company’s prior subsidiary in Arkansas. The complaint alleges that the Company’s current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the loans, which would total approximately $87 million in damages, a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys’ fees and costs. The trial court has denied the Company’s motion to compel arbitration and the class was certified on April 22, 2008. The Company appealed both decisions. The Appellate Court has issued a stay of proceedings in the trial court pending outcome of the Company’s appeal of the arbitration issue. Court-ordered mediation is scheduled for November 2008.

Magee and Johnson v. Advance America Servicing of Arkansas, Inc.

On October 13, 2008, Gary Neil Magee and Charlotte Johnson filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violation of the Arkansas usury law and the Arkansas Deceptive Trade Practices Act.  The complaint alleges that the fees charged by the Company’s subsidiary to cash checks were interest on consumer loans and usurious under state law.  The parties seek compensatory damages in amount equal to twice the alleged interest made on the loans from April 2008 to October 2008 and a declaration that the transactions are void, plus attorneys’ fees and costs.

Phyliss Garrett v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

On July 3, 2007, Phyliss Garrett filed a motion for contempt in the Circuit Court of Clark County, Arkansas alleging a violation of the 2001 class action settlement agreement entered into by the Company’s prior subsidiary in Arkansas and incorporated into a court order. The relief sought by the plaintiff and the Company’s defenses are substantially similar to those at issue in the Brenda McGinnis lawsuit described above. On September 11, 2008, the court dismissed the case pursuant to plaintiff’s motion to dismiss.

Kelvin White v. Advance America, Cash Advance Centers of Arkansas, Inc., et al.

On May 31, 2007, Kelvin White and two other individuals filed a lawsuit in the Circuit Court of Ouachita County, Arkansas making substantially similar allegations and seeking substantially similar relief to the Brenda McGinnis lawsuit described above. On July 31, 2008, the court dismissed the case pursuant to the parties’ stipulation.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 18, 2008, Kerri Stone, filed a putative class action complaint in the Supreme Court of California against the Company and its California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law and the California Consumer Legal Remedies Act. The case has been removed to the U.S. District Court for the Southern District of California. The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorney’s fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary McKenzie Check Advance of Florida, LLC (“McKenzie”) are defendants in a putative class-action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of payday cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. The trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims, the substituted named plaintiff. All proceedings at the trial court level are stayed pending the outcome of the defendants’ appeal of the trial court’s decision to deny arbitration.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and the Company’s defenses are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The proceedings at the trial court level are stayed pending the outcome of the Company’s appeal of the trial court’s denial of certain defendants’ motion to dismiss for lack of personal jurisdiction.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. The Company and the other defendants have denied the plaintiff’s claims and intend to continue to resist plaintiff’s efforts to conduct class arbitration.

Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company’s Georgia subsidiary was making payday cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court’s grant of summary judgment.

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri. The action alleges that the arbitration clause and class action waiver in the Company’s subsidiary’s loan agreement is unconscionable, that the Company’s subsidiary’s practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed and serviced payday cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” on the payday cash advances it offered. The lawsuit also claims that the payday cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the payday cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. Litigation regarding the Company’s arbitration rights is proceeding before the trial court.

North Carolina Commissioner of Banks Order

On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The Company has moved to continue the stay of the case pending outcome of Kucan arbitration.

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court. On May 29, 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking is seeking to amend the complaint to add the Pennsylvania Attorney General as a plaintiff and the Parent Company as a defendant and to perfect a claim for alleged violations of the state’s usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Consumer Protection Law and of an additional $2,000 for violations against customers over the age of 60, and attorneys fees and costs.

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

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced payday cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal payday loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the “true lender” and that the Company was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. The parties have engaged in court-ordered mediation.

Class Actions Against South Carolina Subsidiary

Seven separate putative class actions have been filed in South Carolina against the Company’s subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; and Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys’ fees and costs. Each of the lawsuits had been removed to United States District Court for the District of South Carolina, which subsequently remanded all of the class actions to state court. The Company has appealed these rulings.

Francisco J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

On September 12, 2007, Francisco Gonzalez filed a collective action lawsuit against the Company’s subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas PayDay Act. The complaint alleges the Company’s subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys’ fees, interest and costs. A class of employees limited to the Houston, Texas area has been certified to conduct this litigation. The Company will seek an appeal of the class certification issue.

Ohio Legislation

In June 2008, the Governor of Ohio signed a bill into law that would cap interest rates on payday loans and limit the number of advances a customer may take in any one year. This law was scheduled to become effective on September 1, 2008. The Company, together with other industry leaders, has initiated legal challenges and grassroots ballot initiatives to attempt to postpone the effective date and overturn this legislation. The legislation has been stayed pending the outcome of these legal challenges and ballot initiatives. However, if these efforts are unsuccessful, this legislation will become effective. If this occurs, the Company may not be able to implement an economically viable alternative loan product, and therefore may need to close its centers in Ohio.

If it is not economically viable to continue operations in Ohio and we decide to close our Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $7.3 million to $16.4 million. The collectibility of advances and fees receivable in Ohio would most likely be impaired. As of September 30, 2008, the net receivable balance in Ohio was approximately $19.5 million. The Company has not quantified the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

Other Matters

The Company is also involved in other litigation and administrative proceedings that are incidental to its business, including contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

6. Capital Stock and Stock-Based Compensation Plans

On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company’s stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. On February 13, 2008, the Company announced that its Board of Directors had approved a further extension of the Company’s stock repurchase program to cover an additional $75.0 million of the Company’s currently outstanding common stock. During the three months and nine months ended September 30, 2007, the Company repurchased 2,292,000 shares of its common stock pursuant to its repurchase program at a cost of approximately $32.4 million. During the three months ended September 30, 2008, the Company repurchased 1,700,194 shares of its common stock at a cost of approximately $9.1 million pursuant to its stock repurchase program. During the nine months ended September 30, 2008, the Company repurchased 11,911,262 shares of its common stock at a cost of approximately $89.0 million pursuant to its stock repurchase program. The Company completed its stock repurchase program in July 2008. Additionally, for the three months ended September 30, 2007 and 2008, zero and 2,264 shares, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan. For the nine months ended September 30, 2007 and 2008, 2,826 and 5,536 shares of common stock, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

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

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the nine months ended September 30, 2007 and 2008:

	2007	2008
Expected term (years)	4.41	5.42
Expected volatility	45%	48%
Expected dividends (yield)	3.2%	4.1%
Risk-free rate	4.29%	2.93%

The weighted average grant date fair values of options granted during the nine months ended September 30, 2007 and 2008 were $4.33 per option and $2.70 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2008 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,612,500	441,667
Range of exercise prices	$8.48–$14.70	$12.11–$14.70
Weighted average exercise price	$11.79	$13.13
Aggregate intrinsic value (in thousands)	$(14,182)	$(4,480)
Weighted average remaining contractual term (years)	7.8	7.3

A summary of the Company’s authorized and available shares, activity for the nine months ended September 30, 2008, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding			Weighted Average
	Authorized	Restricted Stock	Stock Options	Available For Grant	Stock Option Exercise Price
At December 31, 2007	5,200,000	507,988	1,477,500	3,214,512	$12.08
Authorized	—	—	—	—	—
Granted	—	42,000	152,500	(194,500)	8.52
Exercised	—	—	—	—	—
Canceled	—	—	(17,500)	17,500	8.60
At September 30, 2008	5,200,000	549,988	1,612,500	3,037,512	$11.79

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2008 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	266,667	$12.10
Granted	42,000	8.65
Vested	(16,443)	13.41
Forfeited	—	—
Nonvested at September 30, 2008	292,224	$11.53

The total grant date fair value of restricted shares vested during the nine months ended September 30, 2007 and 2008 was approximately $0.1 million and $0.2 million, respectively, and the total market value of these shares on the dates vested was approximately $0.1 million and $0.1 million, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2007 and 2008 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Restricted stock	$(90)	$225	$694	$665
Stock options	137	329	626	979
Total stock-based compensation expense	$47	$554	$1,320	$1,644

As of September 30, 2008, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $6.8 million. The weighted average period over which this expense is expected to be recognized is approximately 4.2 years.

7. Transactions with Variable Interest Entities

The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender in 2005. The agreement governed the terms by which the Company referred customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit. The Company processed loan applications and committed to reimburse the lender for any loans or related fees that were not collected from those customers. During the fourth quarter of 2007, the Company terminated its agreement with this lender (the “former lender”) and entered into a new agreement with another unaffiliated third-party lender (the “new lender”) with substantially similar terms and conditions as the CSO Agreement with the former lender.

The Company had determined that the former lender was a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”) and had also determined that the Company was the primary beneficiary of this VIE. As a result, the Company consolidated the former lender into the Company’s financial statements as of and for the three and nine months ended September 30, 2007.

The Company has determined that the new lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the new lender as of and for the three and nine months ended September 30, 2008.

The impact of the consolidation of the former lender on the Company’s consolidated statements of income for the three and nine months ended September 30, 2007 was to increase (decrease) the following income statement accounts as follows (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Total revenues	$1,023	$3,129
Provision for doubtful accounts	(384)	(1,055)
Other center expenses	241	695
Interest expense	728	2,107
Income tax expense	187	571
Income of consolidated variable interest entity	251	811

Under the terms of the Company’s agreement with its new third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of September 30, 2008, the third-party lender’s outstanding advances and interest receivable (which were not recorded on the Company’s balance sheet) totaled approximately $17.3 million, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at September 30, 2008 was approximately $3.8 million and was established on a basis similar to the allowance for doubtful accounts.

8. Related Party Transactions

Included in center expenses are expenses for center leases with related parties of approximately $15,000 and zero for the three months ended September 30, 2007 and 2008, respectively, and approximately $38,000 and $5,000 for the nine months ended September 30, 2007 and 2008, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses and operating leases for office and warehouse space, of approximately $65,000 and $70,000 for the three months ended September 30, 2007 and 2008, respectively, and approximately $218,000 and $243,000 for the nine months ended September 30, 2007 and 2008, respectively.

In addition, under a time-share arrangement, the Company’s current Chairman and now former Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman and formerly owned, in part, by the Company’s current Chairman. Included in accounts receivable at September 30, 2008 is a $4,000 net receivable related to this arrangement.

9. Revolving Credit Facility

In March 2008, the Company amended and restated its prior credit facility with a syndicate of banks. This revolving credit facility now provides the Company with a $270.0 million revolving line of credit, which amount includes the ability to issue up to $25.0 million in letters of credit. This revolving credit facility matures on March 24, 2013. The Company has the option to increase the revolving credit facility by an additional $95.0 million, subject to compliance with the credit agreement’s covenants and conditions and upon receipt of sufficient commitments from lenders in the lending syndicate.

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at September 30, 2008.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of September 30, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of September 30, 2008, the Company had $203.0 million outstanding on the revolving portion of the credit facility and $1.1 million of letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

10. Subsequent Events

On October 29, 2008, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on December 5, 2008, to shareholders of record on November 25, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see Item 1A of Part II of this Quarterly Report and “Forward-Looking Statements” at the end of this section for further discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of payday cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of September 30, 2008, we operated 2,813 centers in 34 states in the United States, 17 centers in the United Kingdom and 10 centers in Canada, and had 79 limited licensees in the United Kingdom.

We conduct our business in most states under the authority of a variety of enabling state statutes including payday advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws. In Texas, where we operate as a credit services organization (“CSO”), we refer customers to a third-party lender that may approve and fund advances to customers. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. During 2006, we began offering the Advance America Choice-Line of Credit to customers in Pennsylvania and installment loans to customers in Illinois. As a result of a July 2007 ruling in Pennsylvania, we ceased offering the Choice-Line of Credit. In the United Kingdom, we have recently started offering short-term advances, check-cashing and other related financial products and providing limited licenses of our services to independent contractors.

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

Repayment and Collection Process

Generally, when customers return to a center to repay their advances they may: (1) pay their outstanding advances in full; (2) pay their outstanding advances in full and enter into a new advance on the same date; or (3) in some states, extend their outstanding advance by paying only the applicable charges (which is often referred to in our industry as a rollover). Our policies regarding repayment options are based on the Community Financial Services Association of America (“CFSA”) Best Practices and the various applicable state laws, which do not make a consistent distinction among stand-alone, rollover and other types of consecutive transactions.

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

If a customer does not return to repay the amount due, the center manager has the discretion to either: (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check. If the center manager has decided to commence past-due collection efforts in lieu of depositing the customer’s personal check, center employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If a customer is unable to meet his or her current repayment for an advance, they may qualify for an extended payment plan (“Payment Plan”). In most states, the terms of our Payment Plan conform to the CFSA Best Practices and guidelines. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We will not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, center personnel may resume normal collection procedures. We do not offer a Payment Plan for installment loans, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is then deposited. For the year ended December 31, 2007, approximately 6.2% of total customer checks were deposited and for the nine months ended September 30, 2008, approximately 5.9% of total customer checks were deposited. Additional collection efforts are not required if the customer’s deposited check clears. For the year ended December 31, 2007, approximately 24% of deposited customer checks cleared (i.e., have not been returned by the bank) and for the nine months ended September 30, 2008, approximately 25.9% of deposited customer checks cleared. If the customer’s check does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Number of centers open at end of period	2,921	2,840	2,921	2,840
Number of customers served—all credit products (thousands)	924	865	1,327	1,245
Number of payday cash advances originated (thousands)	3,127	3,047	8,766	8,692
Aggregate principal amount of payday cash advances originated (thousands)	$1,128,365	$1,114,016	$3,141,595	$3,179,976
Average amount of each payday cash advance originated	$361	$366	$358	$366
Average charge to customers for providing and processing a payday cash advance	$55	$55	$55	$56
Average duration of a payday cash advance (days)	16.5	16.8	16.4	16.7
Average number of lines of credit outstanding during the period (thousands) (1)	26	—	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$11,446	$—	$10,377	$—
Average principal amount on each line of credit outstanding during the period (1)	$438	$—	$429	$—
Number of installment loans originated (thousands)	9	9	23	23
Aggregate principal amount of installment loans originated (thousands)	$3,552	$4,534	$9,708	$10,908
Average principal amount of each installment loan originated	$417	$480	$414	$468
Average charge to customers for providing and processing an installment loan (2)	$547	$244	$543	$302

(1)           We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)           We modified the terms of our installment loan product in late March 2008. Under the new product the average charge per installment loan is less.

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

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 38.8% and 44.2% for the three months ended September 30, 2007 and 2008, respectively. The effective income tax rate as a percentage of income before income taxes was 41.0% and 43.2% for the nine months ended September 30, 2007 and 2008, respectively. The increase in the current year tax rate is primarily due to losses from our foreign operations and an increase in non-deductible expenses for the three and nine months ended September 30, 2008.

Changes in Legislation

During the last few years, legislation that prohibits or severely restricts payday cash advances and similar services has been introduced or adopted in a number of states, and we expect that trend to continue in other states for the foreseeable future. For example, legislation has been adopted recently in Virginia and New Hampshire that will require us to change our product offerings. Even if we are able to develop legal and financially-viable alternative products, we will likely incur a reduction in our revenues and profitability in those states. If we are unable to do so, we may have to cease operating in these states. Further, legislation permitting payday cash advances in certain states, such as Arizona, is scheduled to expire over the next few years. This legislation may not be renewed or could be modified in a manner that effects our operations negatively. At any point in time, we are refining our product offerings and developing new products or business models to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. Until and unless we are able to develop legal and financially-viable alternative products, we generally cannot estimate in advance the actual effect of operational changes we make in response to legislative and regulatory changes.

Operations in Ohio

In June 2008, the Governor of Ohio signed into law a bill that would cap interest rates on payday loans and limit the number of advances a customer may take in any one year. This law was scheduled to become effective on September 1, 2008 but has been stayed pending the outcome of the legal challenges and ballot initiatives we support. If these legal challenges and ballot initiatives are not successful in delaying or defeating this law and this law becomes effective, it may not be economically viable for us to continue operations in Ohio. Presently, we continue to serve our existing customers who are in good standing.

For the three months ended September 30, 2007 and 2008, 9.7% and 7.9%, respectively, of our total revenues were generated from our operations in Ohio. For the nine months ended September 30, 2007 and 2008, 9.4% and 8.5%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$17,901	$13,767	$49,657	$42,734
Total center expenses	13,927	11,926	34,726	33,551
Center gross profit (loss)	$3,974	$1,841	$14,931	$9,183

If it is not economically viable to continue operations in Ohio and we decide to close our Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $7.3 million to $16.4 million. The collectibility of advances and fees receivable in Ohio would most likely be impaired. As of September 30, 2008, the net receivable balance in Ohio was approximately $19.5 million. The Company has not quantified the amount of goodwill impairment, if any, that would result from the cessations of operations in Ohio.

Closings

Closing of Operations in Arkansas. In March 2008, we received a letter from the Arkansas Attorney General demanding that we stop offering deferred presentment transactions under the Arkansas Check Cashers Act.  In response, we complied with the Attorney General’s demands and began offering consumer loans at interest rates below the applicable Arkansas usury cap.  On September 16, 2008, we received a notice from the State Board of Collections that the Board had determined that consumer lenders who accept account withdrawal authorizations would be deemed by the Board to be engaged in the business of making deferred presentment transactions.   During this same time, we had been in discussions with the Arkansas Attorney General to come to a resolution regarding our operations in Arkansas, and it was agreed that if we discontinued our operations in Arkansas, the Attorney General would not bring suit against us.  Although we believe we have always operated in compliance with Arkansas law, we concluded that avoiding potentially costly litigation in this circumstance is in the best interest of our shareholders.  As a result, we closed all 30 centers in Arkansas on or before October 31, 2008.  The costs associated with closing our Arkansas operations are estimated to be approximately $1.8 million, including $1.1 million due to the write-down of receivables.  During the third quarter of 2008, approximately $1.4 million of these costs were recognized.  The remainder will be recognized during the fourth quarter of 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$1,681	$1,528	$4,390	$3,879
Total center expenses	1,217	2,945	3,378	5,694
Center gross profit (loss)	$464	$(1,417)	$1,012	$(1,815)

Closing of Operations in New Mexico. Legislation in New Mexico became effective in 2007 that limits fees and interest on all consumer loans and gives borrowers a 130 day interest-free and fee-free extension. As a result of this legislation, we determined that it was not economically viable to continue operating in New Mexico.  As a result, we closed all of our nine centers in New Mexico in August 2008.   The closing costs associated with closing our operations in New Mexico were approximately $0.1 million.  The following is a summary of financial information for our operations in New Mexico for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$550	$—	$1,618	$224
Total center expenses	498	251	1,388	900
Center gross profit (loss)	$52	$(251)	$230	$(676)

Closing of Operations in Pennsylvania. In September 2006, we began offering the Advance America Choice-Line of Credit (“Choice-Line”) in Pennsylvania. The Choice-Line product allowed customers access to up to $500 in credit for which we charged a monthly participation fee plus interest on outstanding loan balances. In July 2007, an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies.” During the third and fourth quarters of 2007, we closed all of our remaining centers in Pennsylvania.

The following is a summary of financial information for our operations in Pennsylvania for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$3,941	$—	$25,755	$—
Total center expenses	11,594	(8)	22,848	(24)
Center gross profit (loss)	$(7,653)	$8	$2,907	$24

Closing of Operations in Oregon.  Legislation in Oregon became effective in 2007 that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it was no longer economically viable to continue to operate in Oregon and we closed all of our remaining Oregon centers in the fourth quarter of 2007.

The following is a summary of financial information for our operations in Oregon for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues	$699	$1	$4,767	$8
Total center expenses	3,356	22	7,299	92
Center gross profit (loss)	$(2,657)	$(21)	$(2,532)	$(84)

Acquisition in the United Kingdom

During the nine months ended September 30, 2008, we acquired two centers in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million.

Centers

The following table illustrates the composition of our center network at December 31, 2007 and September 30, 2008:

State	December 31, 2007	September 30, 2008
Alabama	145	144
Arizona	56	54
Arkansas(1)	30	30
California	286	291
Colorado	72	70
Delaware	15	16
Florida	261	259
Idaho	11	11
Illinois	81	81
Indiana	117	114
Iowa	36	36
Kansas	59	59
Kentucky	42	43
Louisiana	85	86
Michigan	150	151
Mississippi	61	61
Missouri	90	91
Montana	7	6
Nebraska	24	24
Nevada	14	14
New Hampshire	24	24
New Mexico(2)	10	—
North Dakota	8	8
Ohio	244	245
Oklahoma	65	68
Rhode Island	18	21
South Carolina	136	138
South Dakota	12	12
Tennessee	63	63
Texas	256	254
Utah	6	6
Virginia	150	152
Washington	103	103
Wisconsin	66	68
Wyoming	10	10
Total United States	2,813	2,813
Canada	7	10
United Kingdom	12	17
Total	2,832	2,840

(1)          All centers in Arkansas will be closed during the fourth quarter of 2008.

(2)          All centers in New Mexico were closed during the third quarter of 2008.

New centers

We opened 47 and 6 new centers during the three months ended September 30, 2007 and 2008, respectively. We opened 153 and 42 new centers during the nine months ended September 30, 2007 and 2008, respectively.

Closed centers

We closed 45 and 22 centers during the three months ended September 30, 2007 and 2008, respectively. We closed 96 and 36 centers during the nine months ended September 30, 2007 and 2008, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $4.5 million and $0.4 million in the three months ended September 30, 2007 and 2008, respectively. We recorded expenses related to center closures of approximately $5.5 million and $1.2 million in the nine months ended September 30, 2007 and 2008, respectively.  During the third quarter of 2008, we recorded approximately $1.1 million in charges related to the write-down of receivables in Arkansas.  During the same period in 2007, we recorded approximately $6.7 million in charges related to the write-down of receivables in Pennsylvania and Oregon.

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

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements:

Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

 We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for the third-party lender in Texas (See “Consolidation of Variable Interest Entity” in this section). The allowance for doubtful accounts and the accrual for third-party lender losses represent amounts that we believe will be adequate to absorb probable losses on existing accounts that may become uncollectible by us or by the third-party lender. Our advances and fees receivable, net on our balance sheet do not include the advances and interest receivable for loans processed by us for the third-party lender in Texas because these loans are owned by the third-party lender.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The third quarter of 2007 began on a Sunday (a relative low point in weekly receivable balances) and ended on a Sunday (a relative low point in weekly receivable balances). The third quarter of 2008 began on a Tuesday (a relative low point in weekly receivable balances) and ended on a Tuesday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of September 30, 2008, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for third-party lender losses would change by approximately $3.2 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed five acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.5 million. As of September 30, 2008, the carrying value of goodwill is $127.6 million due to the amortization of goodwill prior to the adoption of SFAS 142 and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The amount of any impairment would lower our net income.

Accrued Healthcare and Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2007 and September 30, 2008 financial statements include accruals of approximately $0.9 million and zero, respectively, for the remaining liability under our former self-insured health and dental insurance plans and approximately $4.6 million and $4.6 million, respectively, for workers’ compensation. Beginning in the fourth quarter of 2007 and first quarter of 2008, we are no longer self-insured for our health insurance and dental insurance, respectively. We recognize our obligations associated with our self-insured benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

Consolidation of Variable Interest Entity

In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN 46(R)”) and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender as of and for the three and nine months ended September 30, 2007. During the fourth quarter of 2007, we terminated our CSO agreement with this lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with our former lender. This new lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE. Therefore, we have not consolidated our new lender as of and for the three and nine months ended September 30, 2008. See “Item 1. Financial Statements—Notes

to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities” for the impact of consolidating our former lender on our results of operations and financial condition.

Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment
(“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of September 30, 2008, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $6.8 million. The weighted average period over which this expense is expected to be recognized is approximately 4.2 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008

The following tables set forth our results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2008:

	Three Months Ended September 30,
	2007		2008		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$183,926	100.0%	$173,861	100.0%	$(10,065)	(5.5)%
Center Expenses:
Salaries and related payroll costs	50,235	27.3%	47,783	27.5%	2,452	4.9%
Provision for doubtful accounts	50,704	27.6%	42,126	24.2%	8,578	16.9%
Occupancy costs	24,949	13.6%	25,204	14.5%	(255)	(1.0)%
Center depreciation expense	4,343	2.4%	4,115	2.4%	228	5.2%
Advertising expense	6,537	3.5%	6,109	3.5%	428	6.5%
Other center expenses	16,561	9.0%	11,095	6.4%	5,466	33.0%
Total center expenses	153,329	83.4%	136,432	78.5%	16,897	11.0%
Center gross profit	30,597	16.6%	37,429	21.5%	6,832	22.3%
Corporate and Other Expenses (Income):
General and administrative expenses	15,043	8.2%	18,312	10.5%	(3,269)	(21.7)%
Corporate depreciation expense	780	0.4%	760	0.5%	20	2.6%
Interest expense	3,168	1.7%	3,029	1.7%	139	4.4%
Interest income	(63)	—%	(37)	—%	(26)	(41.3)%
Loss on disposal of property and equipment	1,893	1.0%	221	0.1%	1,672	88.3%
Total corporate and other expenses	20,821	11.3%	22,285	12.8%	(1,464)	(7.0)%
Income before income taxes	9,776	5.3%	15,144	8.7%	5,368	54.9%
Income tax expense	3,792	2.1%	6,689	3.8%	(2,897)	(76.4)%
Income before income of consolidated variable interest entity	5,984	3.2%	8,455	4.9%	2,471	41.3%
Income of consolidated variable interest entity	(251)	(0.1)%	—	—	251	100.0%
Net income	$5,733	3.1%	$8,455	4.9%	$2,722	47.5%

	Three Months Ended September 30,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,909	2,856
Opened	47	6
Acquired	10	—
Closed	(45)	(22)
Number of centers open at end of period	2,921	2,840
Weighted average number of centers open during the period	2,923	2,848
Number of customers served—all credit products (thousands)	924	865
Number of payday cash advances originated (thousands)	3,127	3,047
Aggregate principal amount of payday cash advances originated (thousands)	$1,128,365	$1,114,016
Average amount of each payday cash advance originated	$361	$366
Average charge to customers for providing and processing a payday cash advance	$55	$55
Average duration of a payday cash advance (days)	16.5	16.8
Average number of lines of credit outstanding during the period (thousands) (1)	26	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$11,446	$—
Average principal amount on each line of credit outstanding during the period (1)	$438	$—
Number of installment loans originated (thousands)	9	9
Aggregate principal amount of installment loans originated (thousands)	$3,552	$4,534
Average principal amount of each installment loan originated	$417	$480
Average charge to customers for providing and processing an installment loan (2)	$547	$244

(1)           We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)           We modified the terms of our installment loan product in late March 2008. Under the new product the average charge per installment loan is less.

	Three Months Ended September 30,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$62.9	100.0%	$61.0	100.0%	$(1.9)	(3.0)%
Center expenses:
Salaries and related payroll costs	17.2	27.3%	16.8	27.5%	0.4	2.3%
Provision for doubtful accounts	17.3	27.6%	14.8	24.2%	2.5	14.5%
Occupancy costs	8.5	13.6%	8.8	14.5%	(0.3)	(3.5)%
Center depreciation expense	1.5	2.4%	1.4	2.4%	0.1	6.7%
Advertising expense	2.2	3.5%	2.1	3.5%	0.1	4.5%
Other center expenses	5.7	9.0%	3.9	6.4%	1.8	31.6%
Total center expenses	52.4	83.4%	47.8	78.5%	4.6	8.8%
Center gross profit	$10.5	16.6%	$13.2	21.5%	$2.7	25.7%

Revenue Analysis

Total revenues decreased approximately $10.1 million during the three months ended September 30, 2008 compared to the same period in 2007. Total revenues for the 2,681 centers opened prior to July 1, 2007 and still open as of September 30, 2008 decreased $7.1 million from $176.8 million for the three months ended September 30, 2007 to $169.7 million for the same period in 2008. Centers opened prior to July 1, 2007 were at least three months and fifteen months old as of September 30, 2007 and 2008, respectively. Total revenues for the 159 centers opened or acquired after

July 1, 2007 and still open as of September 30, 2008 increased $3.7 million from $0.2 million for the three months ended September 30, 2007 to $3.9 million for the same period in 2008. Total revenues for the remaining 278 centers that closed represented a decrease of approximately $6.7 million for the three months ended September 30, 2008 compared to the same period in 2007. Of this decrease, approximately $3.9 million and $0.7 million were due to the closure of our centers in Pennsylvania and Oregon, respectively, during the third quarter of 2007.

Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to a decrease in the number of centers open in 2008 as compared to 2007 and lower medical costs for our health and dental plans.  We averaged approximately 1.95 and 1.92 full-time equivalent field employees, including district directors, per center during the three months ended September 30, 2007 and 2008, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased to 24.2% for the three months ended September 30, 2008 from 27.6% for the same period in 2007. The decrease in the provision during the third quarter of 2008 was due to approximately $6.7 million in charges related to the suspension of operations in Pennsylvania and Oregon that was recorded in the quarter ended September 30, 2007.  In the third quarter of 2008, the provision includes a charge related to the suspension of operations in Arkansas of approximately $1.1 million. Excluding the charges for the suspension of operations for both periods, the provision for doubtful accounts would have been  23.6% for three months ended September 30, 2008 and 23.9% for the same period in 2007.

Occupancy costs.  The increase in occupancy costs for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to higher rents and utility costs.

Advertising expense.  Advertising expense decreased for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to a reduction in marketing activity in Ohio, New Mexico, Arkansas and New Hampshire in response to pending legislation regarding payday lenders.

 Other center expenses.  The decrease in other center expenses for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to a decrease in center closing costs and a decrease in expenses related to a previously consolidated variable interest entity.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The increase in general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to:

•                  higher expenses of approximately $3.6 million in our public and government relations department primarily for consultants, trade association dues and public relations;

•                  an increase of approximately $0.6 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations in the United Kingdom;

•                  an increase in legal fees of approximately $0.4 million;

partially offset by

•                  a decrease of approximately $0.6 million in expenses related to personnel, consulting and other costs associated with new product development and management;

•                  a decrease of approximately $0.3 million in accounting fees and others expenses related to SEC reporting and compliance;

 •               a decrease of approximately $0.3 million in expenses related to reduced headcount in our field operations department;

•                  and a decrease of approximately $0.2 million related to reduced headcount in our real estate and construction departments.

Loss on disposal of property and equipment.  The decrease in loss on disposal of property and equipment for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to fewer centers closing during 2008.

Interest expense.  The decrease in interest expense for the three months ended September 30, 2008 compared to the same period in 2007 was due to a decrease in weighted average interest rates as compared to the prior year.  This decrease was partially offset by an increase in the average outstanding balance of our revolving credit facility in the three months ended September 30, 2008.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008

The following tables set forth our results of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)

Total Revenues	$525,948	100.0%	$501,459	100.0%	$(24,489)	(4.7)%
Center Expenses:
Salaries and related payroll costs	149,191	28.4%	148,489	29.6%	702	0.5%
Provision for doubtful accounts	97,343	18.5%	93,132	18.6%	4,211	4.3%
Occupancy costs	72,168	13.7%	75,233	15.0%	(3,065)	(4.2)%
Center depreciation expense	12,876	2.4%	12,638	2.5%	238	1.8%
Advertising expense	19,438	3.7%	16,099	3.2%	3,339	17.2%
Other center expenses	44,247	8.4%	36,730	7.3%	7,517	17.0%
Total center expenses	395,263	75.1%	382,321	76.2%	12,942	3.3%
Center gross profit	130,685	24.9%	119,138	23.8%	(11,547)	(8.8)%
Corporate and Other Expenses (Income):
General and administrative expenses	44,006	8.4%	50,696	10.1%	(6,690)	(15.2)%
Corporate depreciation expense	2,410	0.4%	2,320	0.5%	90	3.7%
Interest expense	7,771	1.5%	8,246	1.7%	(475)	(6.1)%
Interest income	(261)	—%	(107)	—%	(154)	(59.0)%
Loss on disposal of property and equipment	2,428	0.5%	439	0.1%	1,989	81.9%
Loss on impairment of assets	314	—%	236	—%	78	24.8%
Total corporate and other expenses	56,668	10.8%	61,830	12.4%	(5,162)	(9.1)%
Income before income taxes	74,017	14.1%	57,308	11.4%	(16,709)	(22.6)%
Income tax expense	30,321	5.8%	24,775	4.9%	5,546	18.3%
Income before income of consolidated variable interest entity	43,696	8.3%	32,533	6.5%	(11,163)	(25.5)%
Income of consolidated variable interest entity	(811)	(0.1)%	—	—%	811	100.0%
Net income	$42,885	8.2%	$32,533	6.5%	$(10,352)	(24.1)%

	Nine Months Ended September 30,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,853	2,832
Opened	153	42
Acquired	11	2
Closed	(96)	(36)
Number of centers open at end of period	2,921	2,840
Weighted average number of centers open during the period	2,881	2,852
Number of customers served—all credit products (thousands)	1,327	1,245
Number of payday cash advances originated (thousands)	8,766	8,692
Aggregate principal amount of payday cash advances originated (thousands)	$3,141,595	$3,179,976
Average amount of each payday cash advance originated	$358	$366
Average charge to customers for providing and processing a payday cash advance	$55	$56
Average duration of a payday cash advance (days)	16.4	16.7
Average number of lines of credit outstanding during the period (thousands) (1)	24	—
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,377	$—
Average principal amount on each line of credit outstanding during the period (1)	$429	$—
Number of installment loans originated (thousands)	23	23
Aggregate principal amount of installment loans originated (thousands)	$9,708	$10,908
Average principal amount of each installment loan originated	$414	$468
Average charge to customers for providing and processing an installment loan (2)	$543	$302

(1)                                 We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)                                 We modified the terms of our installment loan product in late March 2008. Under the new product the average charge per installment loan is less.

	Nine Months Ended September 30,
	2007		2008		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$182.6	100.0%	$175.8	100.0%	$(6.8)	(3.7)%
Center expenses:
Salaries and related payroll costs	51.8	28.4%	52.1	29.6%	(0.3)	(0.6)%
Provision for doubtful accounts	33.8	18.5%	32.7	18.6%	1.1	3.3%
Occupancy costs	25.0	13.7%	26.4	15.0%	(1.4)	(5.6)%
Center depreciation expense	4.5	2.4%	4.4	2.5%	0.1	2.2%
Advertising expense	6.7	3.7%	5.6	3.2%	1.1	16.4%
Other center expenses	15.4	8.4%	12.9	7.3%	2.5	16.2%
Total center expenses	137.2	75.1%	134.1	76.2%	3.1	2.3%
Center gross profit	$45.4	24.9%	$41.7	23.8%	(3.7)	(8.1)%

Revenue Analysis

Total revenues decreased approximately $24.5 million during the nine months ended September 30, 2008 compared to the same period in 2007. Total revenues for the 2,611 centers opened prior to January 1, 2007 and still open as of

September 30, 2008 decreased $3.8 million from $483.9 million for the nine months ended September 30, 2007 to $480.1 million for the same period in 2008. Centers opened prior to January 1, 2007 were at least nine months and twenty-one months old as of September 30, 2007 and 2008, respectively. Total revenues for the 265 centers opened or acquired after January 1, 2007 and still open as of September 30, 2008 increased $16.6 million from $3.2 million for the nine months ended September 30, 2007 to $19.8 million for the same period in 2008. Total revenues for the remaining 278 centers that closed represented a decrease of approximately $37.3 million for the nine months ended September 30, 2008 compared to the same period in 2007. Of this decrease, approximately $25.8 million and $4.8 million were due to the closure of our centers in Pennsylvania and Oregon, respectively, during the third and fourth quarters of 2007. In addition, we believe the demand for payday advance products decreased due to the government’s economic stimulus payment made in the second quarter of 2008.

Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the nine months ended September 30, 2008 compared to the same period in 2007 was due primarily to a reduction in the number of centers open during the nine months ended September 30, 2008 as compared to the same period in 2007 and lower medical costs for our health and dental plans.  This was partially offset by higher salaries and related payroll costs.  We averaged approximately 2.07 and 2.01 full-time equivalent field employees, including district directors, per center during the nine months ended September 30, 2007 and 2008, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased to 18.6% for the nine months ended September 30, 2008 from 18.5% for the same period in 2007. In the third quarter of 2008, the provision includes a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  During the third quarter of 2007, $6.7 million in charges related to the suspension of operations in Pennsylvania and Oregon were recorded.  Excluding the charges for the suspension of operations for both periods, the provision for doubtful accounts would have been 18.3% for the nine months ended September 30, 2008 and 17.2% for the same period in 2007.

Occupancy costs.  The increase in occupancy costs for the nine months ended September 30, 2008 compared to the same period in 2007 was due primarily to higher rents and repair and maintenance charges.

Advertising expense.  Advertising expense decreased for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to a reduction in marketing activity in Ohio, New Mexico, Arkansas and New Hampshire in response to pending legislation regarding payday lenders.

Other center expenses.  The decrease in other center expenses for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to a decrease in expense related to the ramp up of our prepaid card in 2007 a decrease in center closing costs, a decrease in cash short and a decrease in expenses related to a previously consolidated variable interest entity.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The increase in general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to:

•                  higher expenses of approximately $6.8 million in our public and government relations department primarily for consultants, trade association dues and public relations;

•                  an increase of approximately $1.8 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations in the United Kingdom;

•                  an increase in legal fees of approximately $1.2 million;

partially offset by

•                  a decrease of approximately $1.1 million in expenses related to personnel, consulting and other costs associated with new product development and management;

•                  a decrease of approximately $0.9 million in accounting fees and others expenses related to SEC reporting and compliance;

•                  a decrease of approximately $0.7 million related to reduced headcount in our real estate and construction departments; and

•                  a decrease of approximately $0.5 million in expenses related to reduced headcount in our field operations department.

Loss on disposal of property and equipment.  The decrease in loss on disposal of property and equipment for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to fewer centers closing in 2008.

Loss on impairment of assets.  Loss on impairment of assets in 2007 and 2008 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Interest expense.  The increase in interest expense for the nine months ended September 30, 2008 compared to the same period in 2007 was due to an increase in the average outstanding balance of our revolving credit facility during the nine months ended September 30, 2008.  This increase was partially offset by a decrease in weighted average interest rates as compared to prior year.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the nine months ended September 30, 2007 and 2008 (dollars in thousands):

			Variance
	2007	2008	Dollars	%
Cash flows provided by (used in):
Operating activities	$122,121	$123,869	$1,748	1.4%
Investing activities	(94,708)	(78,403)	16,305	17.2%
Financing activities	(62,603)	(57,525)	5,078	8.1%
Effect of exchange rate changes on cash and cash equivalents	—	(191)	(191)	(100.0)%
Net decrease in cash and cash equivalents	(35,190)	(12,250)	22,940	65.2%
Cash and cash equivalents, beginning of period	67,245	28,251	(38,994)	(58.0)%
Cash and cash equivalents, end of period	$32,055	$16,001	$(16,054)	(50.1)%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. See “Certain Contractual Cash Commitments—Long-Term Debt Obligations” in this section for a detailed description of our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, fund acquisitions, pay dividends on our common stock and repurchase shares of our outstanding common stock.

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $26.6 million, or 11.2%, to $211.2 million at September 30, 2008, compared to $237.8 million at September 30, 2007. Advances and fees receivable, net decreased approximately $10.3 million, or 4.7%, to $211.2 million at September 30, 2008 compared to $221.5 million at December 31, 2007.

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

During the nine months ended September 30, 2007 and 2008, we repurchased 2,292,000 shares and 11,911,262 shares of our common stock, respectively, at a cost of approximately $32.4 million and $89.0 million, respectively. Additionally, for the nine months ended September 30, 2007 and 2008, 2,826 and 5,536 shares of common stock, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. We completed our authorized share repurchase program in July 2008.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately 1.4% to $123.9 million for the nine months ended September 30, 2008 compared to the same period ended September 30, 2007.  The increase in operating cash flows was attributable to the net change of $17.7 million in operating assets and liabilities.  This was partially offset by a decrease in net income of $10.4 million and a decrease in non-cash expense items of $5.6 million

Cash Flows from Investing Activities

Net cash used in investing activities decreased approximately 17.2% to $78.4 million for the nine months ended September 30, 2008 compared to the same period ended September 30, 2007. The decrease was primarily related to decreases in advances receivable of $7.2 million, acquisitions of $4.2 million, and purchases of property and equipment of $4.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities decreased 8.1% to $57.5 million compared to the same period ended September 30, 2007. During the nine months ended September 30, 2008, the Company had net borrowings under the revolving credit facility of approximately $60.7 million. Uses of cash during the nine months ended September 30, 2008, included purchases of treasury stock of $89.0 million and payment of dividends of $24.4 million.

Capital Expenditures

For the nine months ended September 30, 2007 and 2008, we spent $12.0 million and $7.7 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of September 30, 2008, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $17.3 million, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third- party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at September 30, 2008 was approximately $3.8 million and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of September 30, 2008, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2008	2009 and 2010	2011 and 2012	2013 and thereafter
Long-term debt obligations:
Revolving credit facility	$203,005	$—	$—	$—	$203,005
Mortgage payable	6,971	200	1,593	1,593	3,585
Note payable	138	34	104	—	—
Operating lease obligations (1)	153,945	16,742	100,450	31,811	4,942
Purchase obligations	322	311	11	—	—
Other	3,380	770	2,160	450	—
Total	$367,761	$18,057	$104,318	$33,854	$211,532

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

As of September 30, 2008, we had $203.0 million outstanding on the revolving portion of our credit facility and $1.1 million of letters of credit outstanding. Borrowings under our revolving credit facility are subject to compliance with certain covenants and conditions. We believe our credit facility in addition to cash generated from operations should be sufficient to meet our currently anticipated liquidity requirements.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility, and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of September 30, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three- or nine-month terms. In the case of a base rate loan, we must notify the bank on the requested date of any required borrowing and in the case of a LIBOR-based loan, we must notify the bank three business days prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is 3.5 times trailing twelve month EBITDA as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is 2 times trailing twelve month EBITDA as defined in the credit agreement. Our trailing twelve-month EBITDA, as defined in the credit agreement, as of September 30, 2008 was approximately $111.9 million. As of September 30, 2008, our senior leverage limitation was $223.8 million. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods to be mutually agreed upon, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at September 30, 2008. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.4 million and $5.1 million at December 31, 2007 and September 30, 2008, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.9 million and $4.8 million at December 31, 2007 and September 30, 2008, respectively.

Operating Lease Obligations

We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes, and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessors under the aircraft hangar space lease and other office and warehouse space leases are companies controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of September 30, 2008, our purchase obligations totaled approximately $0.3 million.

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

Potential risks and uncertainties, which may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, include, but are not limited to those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and under Item 1A of Part II of our Quarterly Reports on Form 10-Q, and the following:

•                  our ability to continue to generate sufficient cash flow to satisfy our liquidity needs, including future cash dividends;

•                  the effect of the current adverse economic conditions on our revenues and loss rates;

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

•                  the availability of adequate financing;

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

All forward-looking statements in this Quarterly Report are based on information available to us as of the date of this Quarterly Report. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward- looking statements included in this Quarterly Report or that may be made elsewhere from time to time by, or on behalf of, us. All forward- looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2007 or September 30, 2008. The weighted average interest rate on our $142.3 million of variable interest debt as of December 31, 2007 was approximately 7.76%. The weighted average interest rate on our $203.0 million of variable interest debt as of September 30, 2008 was approximately 6.22%.

We had total interest expense of $3.2 million and $3.0 million for the three months ended September 30, 2007 and 2008, respectively. We had total interest expense of $7.8 million and $8.2 million for the nine months ended September 30, 2007 and 2008, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.4 million and $1.0 million for the three months ended September 30, 2007 and 2008, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.8 million and $2.4 million for the nine months ended September 30, 2007 and 2008, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2007 or September 30, 2008.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $75,000 and $889,000 as of December 31, 2007 and September 30, 2008, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described under the heading “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, results of operations, financial condition, future results and the trading price of our common stock. The following items are additions to the risks and uncertainties previously disclosed.

Adverse economic conditions may significantly and adversely affect our business, results from operations, financial condition and access to liquidity.

The current global economic crisis may adversely affect our business in several ways.  For example, a rise in unemployment levels may reduce the number of customers who qualify for an advance, which in turn may reduce our revenues.  Similarly, reduced consumer confidence and spending may decrease the demand for our products.  Also, we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may effect our loss experience.  Our methodology for establishing our provision for doubtful accounts is based in large part on our historic loss experience.  If customer behavior changes as a result of current economic conditions, our provision may be inadequate.  Additionally, because we rely on our credit facility to fund customer advances, conditions in the credit markets could cause our access to liquidity to be restrained or even eliminated as a result of a default by our lenders, a failure by us to comply with covenants under our credit agreement or our inability to renew, extend or modify our existing credit facility.  If we are unable to maintain access to external sources of liquidity, our ability to finance our current operations or future dividends would be impaired.  Lastly, given the unprecedented nature of the current economic crisis, our business may be adversely affected in ways that we are unable to anticipate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended September  30, 2008:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 to July 31	1,350,444	$5.34	1,350,444	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	2,264	$4.78	—	—
Total	1,352,708	$5.34	1,350,444	$—

(1)                                  Based on trade date.

(2)                                  This column includes any shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

(3)                                  On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date. Additionally, on February 13, 2008, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to an additional $75.0 million of our outstanding common stock beginning on that date. In July 2008, we completed this stock repurchase program.

ITEM 6.  EXHIBITS.

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

November 4, 2008	By:	/s/ J. PATRICK O’SHAUGHNESSY
J. Patrick O’Shaughnessy
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