Form 10-K
period 2008-12-31
Advance America, Cash Advance Centers, Inc.
filed 2009-03-04
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $260,056,914.

         At February 27, 2009, there were 61,643,538 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this report is incorporated herein by reference from the registrant's proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 21, 2009.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2008

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

PART I

ITEM 1.    BUSINESS.

Overview

        We are the largest provider of cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2008, we operated 2,767 centers in 33 states in the United States, 20 centers in the United Kingdom and 10 centers in Canada, and had 79 limited licensees in the United Kingdom. We do not franchise any of our centers in the United States. Cash advances are small-denomination, short-term, unsecured advances that are typically due on the customer's next payday. We focus primarily on providing cash advance services to middle-income working individuals and do not provide pawn lending, title lending or similar services.

        In 2005, we began to expand the manner in which we offered cash advance and short-term loan products and services, primarily in response to increasing legislative and regulatory restrictions. We previously marketed, processed and serviced installment loans made by lending banks under our former agency business model, which we discontinued in 2006. During 2006, we began offering installment loans directly to customers in Illinois and prepaid debit cards in most of our centers as an agent of an Office of Thrift Supervision ("OTS") regulated bank. In the fall of 2007, we began selling money orders and providing money transfer services as an agent of a registered money transmitter. In 2008, we began facilitating the offering of tax preparation services provided by a third party to customers. In the fall of 2008, we began offering small loans to customers in Ohio and open-ended lines of credit to customers in Virginia. In addition, in 2008, we implemented an online application process pursuant to which customers visiting our website may apply for cash advances from us and come to one of our centers to complete their transaction, or apply for a cash advance from a third party that will be directly deposited into their bank accounts in accordance with the laws of the state where the customer resides. In the future we intend to expand our product and service offerings. The table below shows selected demographics of the customers we serve:

	Customers (1)	U.S. Census 2000
Average age (years)	40	36
Median household income	$40,984	$41,994
Percentage homeowners	48%	66%
Percentage with high school degrees	87%	81%

(1)
Based on a study performed for us of over 1.0 million customers served during the twelve months ended December 31, 2008 for whom this information was available.

        Our goal is to attract customers by offering straightforward, rapid access to short-term funding, while providing high-quality, professional customer service. We believe that our products and services represent a competitive source of liquidity to the customer relative to other alternatives, which typically include overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds and short-term collateralized loans.

        Our centers, which we design to have the appearance of mainstream financial institutions, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2008, we operated 2,661 centers under the "Advance America" brand and 136 centers under the "National Cash Advance" brand.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2006	2007	2008
Number of centers open at end of period	2,853	2,832	2,797
Number of customers served—all credit products (thousands)	1,494	1,524	1,419
Number of cash advances originated (thousands)	11,539	11,979	11,762
Aggregate principal amount of cash advances originated (thousands)	$4,082,865	$4,317,980	$4,296,493
Average amount of each cash advance originated	$353	$361	$366
Average charge to customers for providing and processing a cash advance	$55	$55	$55
Average duration of a cash advance (days)	16.2	16.5	16.8
Average number of lines of credit outstanding during the period (thousands) (1)	20	24	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$8,963	$10,377	$6,946
Average principal amount on each line of credit outstanding during the period (1)	$448	$429	$672
Number of installment loans originated (thousands) (2)	29	31	32
Aggregate principal amount of installment loans originated (thousands) (2)	$13,905	$12,997	$14,841
Average principal amount of each installment loan originated (2)	$486	$417	$462

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008.

(2)
For the year ended December 31, 2006, the installment loan activity reflects a) loans we originated as agent for lending banks in Arkansas and Pennsylvania; and b) loans we originated directly as the lender in Illinois. The loans originated as an agent contained fixed payment terms and no discounts for early repayment. These originations ceased during 2006. The loans we originated directly as the lender in Illinois had a stated term of approximately 5 months, required monthly payments that amortized the loan to zero over the term and contained rebating provisions. During early 2008, the installment loan product in Illinois was converted to allow for multiple payment frequencies, interest only payments and simple interest rate calculations.

Our Industry

        The cash advance services industry grew significantly from the early 1990s through the middle of this decade in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. The high charges associated with having insufficient funds in one's bank account, as well as other late/penalty fees charged by financial institutions and merchants, helped create customer demand for cash advances. A cash advance typically involves a single charge, unlike other alternatives that often require collateral, origination and administration fees, interest payments, additional incremental charges and prepayment penalties and charges for other services, such as credit life insurance. Other alternatives, such as bounced checks and late bill payments, may also have negative credit consequences. We believe customers use cash advances as a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives. Our industry has largely stopped growing in the United States. Federal and state legislative and regulatory challenges could cause our industry to become economically unviable.

        We believe many banks and other traditional financial institutions reduced or eliminated their provision of small-denomination, short-term consumer loans, in part due to the costs associated with originating these loans. As a result, a significant number of companies now offer short-term consumer loans, or cash advances, to lower-income and middle-income individuals. The providers of these types of services are fragmented and range from specialty finance offices, like our centers, to retail stores in other industries that offer short-term consumer loans as ancillary services. Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for cash advances, the industry experienced significant growth during the last decade. Some providers offer cash advances and short-term loans over the internet as well as by telephone.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,767 centers located in 33 states as of December 31, 2008, we are the largest provider of cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest provider of cash advance services. We believe our size provides us with a leadership position in the industry, allows us to leverage our brand name and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support and customer support systems.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group comprised of our company and more than 100 other companies engaged in the cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. In 2008, 2007 and 2006, cash advance legislation we supported was adopted in five states, 10 states and three states, respectively. Our approach is to continue to work with policymakers and grassroots organizations to provide a predictable and favorable legislative environment for the cash advance services industry.

        Rigorous Implementation of Center-Level Controls.    We believe that our management information systems, our cash management systems and our internal compliance systems are critical to our success. We employ a proprietary point-of-sale system used to record transactions in our centers. This information is recorded daily and analyzed at our centers and at our headquarters. We also employ a third-party cash reconciliation software system to balance and monitor cash receipts and disbursements. The principal benefits from our use of these two systems are our quick recognition of variances from expected operating results, our early detection of theft and fraud and our ability to monitor compliance with various federal and state laws.

        Geographical Diversification of Our Centers.    With centers located in 33 states as of December 31, 2008, we believe we have developed a significant presence throughout the United States. We now also operate centers in Canada and the United Kingdom. This geographic diversification helps mitigate the risk and possible financial impact of unfavorable legislative changes or the economic environment of a particular region and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2008, California, Texas and Florida, which accounted for approximately 11.2%, 10.6% and 10.4%, respectively, of our total revenues, were the only states that accounted for more than 10% of our total revenues.

Business Strategy

        Maintain Position as the Market Leader.    A principal component of our strategy is being a leading provider of cash advance services in each market where we operate. We believe that by offering the convenience of multiple locations, as well as exceptional customer service, we will maintain a high level of customer satisfaction. In general, we believe that new market opportunities in the United States have decreased and we have adjusted our roll-out of new centers accordingly. In the United States, we opened 202 centers in 2007 and 40 centers in 2008. We currently expect to open fewer centers during 2009. We may consider opportunities to acquire cash advance companies or businesses in select markets.

        Improve Profitability of Existing Centers.    As the competitive environment has shifted away from new center openings, we are now focusing on opportunities to improve the profitability of our existing centers, including by selectively consolidating centers. We believe we can combine certain centers that are near each other and maintain the majority of the customers and revenues of both centers while reducing operating costs. We may also attempt to acquire new customers from competitors who are exiting certain markets where we operate and therefore increase the average number of customers per center. By selectively consolidating centers and increasing the average number of customers served per center, we hope to reduce operating costs and increase center gross profit.

        Continue to Drive New Center Operating Performance.    In our operating centers that opened in 2008 and 2007, we are striving to match the operating performance of our centers that have been open at least 24 months. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are: (1) maintaining a high level of compliance with applicable laws and regulations; (2) meeting stated growth objectives; and (3) meeting loss targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can achieve operating performance in our newer centers comparable to the operating performance at our mature centers.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2008, 35 states and the District of Columbia had specific laws that permitted cash advances or related services. We remain committed to working with policymakers and grassroots organizations to facilitate the implementation of a balanced, viable and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably in every state.

        Further Expand Our Product and Service Offerings.    While our primary focus will continue to be on cash advance services, we are actively exploring complementary product and service offerings to take advantage of our brand name and national footprint. Over the last three years, we began to offer prepaid debit cards, money transfer services, and tax preparation services as an agent for third-party vendors. We believe these products increase customer satisfaction and enhance revenue. During 2008, we began accepting online applications through Advance America websites, where customers may either (1) apply for cash advances from us, and come to a center to complete their transactions; or (2) apply for cash advances from a third party that will be deposited directly to their bank account.

Our Services

  Cash Advance Services

        In most states where we operate, we originate cash advance services under the authority of different state-governed enabling statutes that allow for cash advances ranging from single and multiple installment closed-end terms to revolving lines of credit with open-ended terms (which we refer to as our standard business model). We refer to these products and services collectively as cash advance services. The particular cash advance services offered in any given location may change from time to time depending upon changes in state law and federal law. For instance, changes in Ohio laws caused us to begin offering single installment cash advances under Ohio's Small Loan Act. Additionally, where permitted by applicable law, we may assume the responsibility of serving as an agent to a regulated lender. For instance, prior to 2007, we conducted business in certain states as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation ("FDIC") supervised, state-chartered banks that made cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. We currently operate all of our centers under the standard business model.

        In Texas, where we operate as a Credit Services Organization ("CSO"), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses.

        Under our standard business model, we provide cash advance services as specified by the laws of the jurisdiction where we operate. In the states where we previously operated under the agency business model, the lending banks provided cash advances and installment loans and charged fees and/or interest as specified by the laws of the states in which they were located and consistent with the regulatory authority of the FDIC and federal banking law. Loans made by the third-party lender in Texas are governed by Texas law. Online cash advances made by a third-party lender are governed by the laws of the state where the customer resides. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance will range from $50 to $1,000. The finance charges on cash advance services currently offered by us also vary by jurisdiction and range up to 22% of the amount of a cash advance.

        Additional fees that we may charge and collect include origination fees, annual participation fees, fees for returned checks, late fees and other fees as permitted by applicable law. Presently, none of the cash advance services we offer include annual participation fees. Origination fees on cash advance services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law. Fees for returned checks or electronic debits that are denied for non-sufficient funds ("NSF") vary by state and range up to $30 and late fees vary by state and range up to $50. For the years ended December 31, 2008 and 2007, total NSF fees collected were approximately $3.3 million and $3.5 million, respectively, and total late fees collected were approximately $373,000 and $313,000, respectively. In Texas, the third-party lender charges an NSF fee and a late fee on its loans in accordance with Texas law.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in-person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in person to complete the application and receive funding; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited in the customer's bank account. Each new customer must provide us with certain personal information such as his or her name, address, phone number, employment information or source of income, and references. This information is entered into our information system and that of the applicable lender. The customer's identification, proof of income and/or employment and proof of bank account are verified. In order for a new customer to be approved for a cash advance, we must be able to verify his or her identification and he or she is required to have a bank account and a regular source of income, such as a job.

        Except for cash advances completed by third-party lenders, we determine whether to approve a cash advance to our customers in every jurisdiction. The third-party lenders decide whether to approve the loan or cash advance and establish all of the underwriting criteria and terms, conditions and features of the customer agreement. We require proof of identification, bank account and income source, as described above, and primarily consider the customer's income in determining the amount of a cash advance. We do not perform credit checks through consumer reporting agencies.

        After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and product type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

        Upon payment in full, the customer's check is returned and/or his or her ACH authorization is deemed to be revoked. If the customer does not repay the outstanding amount in full on or before the due date, we will seek to collect from the customer the outstanding amount and any applicable fees, including late and NSF fees due, and may deposit the customer's personal check or initiate the electronic payment from the customer's bank account.

  Other Products

        We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer (1) pre-paid debit cards; (2) money orders, money transmission and bill payment services; and (3) facilitation of a third party's tax preparation services. Our Advance America branded pre-paid Visa debit card is issued by an Office of Thrift Supervision ("OTS") regulated bank. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and point of sale purchases. In the third and fourth quarters of 2007, we began selling money orders, providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders and bill payments made by our centers. Finally, in 2008, we began facilitating the offering of tax preparation services by a third-party tax preparation provider. We receive a percentage of the tax preparation provider's fees from customers related solely to the tax preparation services.

Seasonality

        Our business is seasonal due to the impact of fluctuating demand for cash advances services and fluctuating collection rates throughout the year. Demand has historically been higher in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers' receipt of income tax refunds.

Credit Facility

        We depend on borrowings under our revolving credit facility to fund our products and services and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting cash advances. Our borrowings under our revolving credit facility will also increase as the demand for cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak and customer demand for new cash advances decreases.

Collection Procedures

        Repayment terms vary depending upon state law, the type of cash advance service offered, and whether the cash advance was completed online or in one of our centers. Generally, as part of the closing process, we explain the customer's repayment obligations and establish the expectation that the customer will pay us in cash on or before the due date in accordance with their agreement with us. The day before the due date, we generally call the customer to confirm their payment.

        If a customer does not pay the amount due, then our management has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer's personal check or debit their bank account in accordance with their ACH authorization. If management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer's check for a cashier's check, if funds are available.

        If unable to meet his or her payment obligations, the customer may qualify for an extended payment plan ("Payment Plan"). In most states, the terms of our Payment Plan conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for multiple installment loans or lines of credit. Nor does the third-party lender in Texas offer a Payment Plan for advances to its customers. The third-party internet lender offers Payment Plans as required by state law.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or our ACH debit clears. If the customer's check or the ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

        In the case of cash advances in the form of lines of credit, if a customer fails to make payment when due in accordance with the terms of their agreement with us, then management may close the line of credit, accelerate the maturity date and take the steps outlined above or work with the customer to bring his or her payments current. If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

Center Operations

  Centers

        We operate the largest network of cash advance centers in the United States. The following table illustrates the composition of our center network by geographic area as of the specified dates:

	As of December 31,
State	2006	2007	2008
Alabama	140	145	144
Arizona	60	56	53
Arkansas (1)	30	30	—
California	302	286	290
Colorado	67	72	68
Delaware	14	15	16
Florida	248	261	257
Idaho	15	11	10
Illinois	72	81	80
Indiana	123	117	113
Iowa	37	36	35
Kansas	56	59	59
Kentucky	43	42	44
Louisiana	76	85	85
Michigan	137	150	152
Mississippi	53	61	61
Missouri	84	90	91
Montana	8	7	5
Nebraska	24	24	24
Nevada	11	14	14
New Hampshire (2)	20	24	24
New Mexico (1)	12	10	—
North Dakota	8	8	8
Ohio	231	244	244
Oklahoma	67	65	68
Oregon (3)	53	—	—
Pennsylvania (3)	99	—	—
Rhode Island	15	18	21
South Carolina	129	136	138
South Dakota	12	12	12
Tennessee	65	63	63
Texas	231	256	252
Utah	—	6	6
Virginia	142	150	151
Washington	110	103	102
Wisconsin	52	66	67
Wyoming	7	10	10

Total United States	2,853	2,813	2,767
Canada	—	7	10
United Kingdom	—	12	20

Total	2,853	2,832	2,797

    (1)
    We closed all of our centers in Arkansas and New Mexico during 2008.

    (2)
    We plan to close all our centers in New Hampshire during 2009.

    (3)
    We closed all of our centers in Oregon and Pennsylvania during 2007.

        Our domestic and international revenues and long-lived assets as of and for the three years ended December 31, 2006, 2007, and 2008 are as follows (in thousands):

	Domestic			International
	2006	2007	2008	2006	2007	2008
Revenues	$672,294	$708,832	$673,567	$—	$725	$2,869
Long-lived assets	191,214	183,136	171,525	—	5,815	5,991

  Internal Compliance Audit

        We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA Best Practices and our internal policies and procedures. The auditors conduct periodic unannounced audits of our centers. They typically spend one to two days in each center, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training.

Prior Relationships with the Lending Banks

        Prior to December 31, 2006, we operated in certain states under marketing, processing and servicing agreements with the lending banks for which we were compensated by the lending banks for marketing, processing and servicing the cash advances and installment loans the lending banks made to their customers. Approximately 1.8% of our total revenues in the year ended December 31, 2006 were derived from our former agency business model. None of our revenues during the years ended December 31, 2008 and 2007 were generated from the agency business model.

Competition

        We believe that the principal competitive factors in the cash advance services industry are location, customer service, convenience, speed and confidentiality. We face intense competition in an industry with low barriers to entry, and we believe that competition is increasing as our industry matures and consolidates. We also compete with services offered by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, credit unions, short-term consumer lenders and other financial services entities and retail businesses that offer consumer loans or other products and services that are similar to ours. Businesses offering cash advances and short-term loans over the internet as well as by phone also compete with us.

        The cash advance services industry is highly fragmented. In March 2008, Stephens, Inc. estimated that there were approximately 23,600 outlets (including our own centers) in the United States. Our network of 2,767 centers in the United States as of December 31, 2008 represents the largest network of such centers in the United States. We believe that our two largest single-service cash advance company competitors, Check 'n Go and Check into Cash, have over 1,350 and 1,270 cash advance centers, respectively. Also, we believe QC Holdings, Inc. has nearly 600 locations in the United States. The remaining competitors are primarily local chains and single-unit operators.

        To a lesser extent, we compete with other companies that offer cash advance services as an ancillary financial product to complement their primary business of cashing checks, selling money orders, providing pawn lending, title lending, money transfer services or offering similar financial services. These competitors include Dollar Financial Corp., ACE Cash Express, Inc., Cash America International, Inc. and Rent-A-Center, Inc.

        Our centers also have been facing increased competition from banks and credit unions that offer their account holders cash advance services as well as other products and services such as overdraft privileges and bounced check protection, which are similar to our cash advance services.

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for cash advance services, our industry continues to experience significant competition.

Marketing and Advertising

        The goal of our marketing strategy is to maximize revenues by attracting new customers and cross-selling all our products and services to existing customers. We utilize the results of data analysis from our customer database to target prospects who have characteristics similar to the customers we serve.

        Our mass media advertising (primarily through television, direct mail, radio, internet and the yellow pages) increases awareness, acceptance and, ultimately, the use of our products and services. We utilize marketing promotions at our centers with high-impact, consumer-relevant, point-of-purchase materials such as brochures, flyers and posters. Local marketing also includes attendance at, or sponsorship of, community events such as food drives, voter registration programs and other events.

        Our advertising expenditures fluctuate from quarter to quarter based on our perception of market opportunities and customer needs.

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

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $2.1 million (0.31% of total revenues) in 2008, $2.4 million (0.34% of total revenues) in 2007 and $2.0 million (0.29% of total revenues) in 2006.

Human Resources

        Our North American operations are divided into zones, regions and divisions, which we believe allows for a more effective management process. A zone has approximately 425 to 850 centers and includes centers in more than one state. We currently have four North American zones, each with a zone director responsible for the operations, administration, staffing and general supervision of the centers in his or her zone. Regions include 10 to 180 centers organized into two to 13 divisions and are supervised by regional directors who report to a zone director. Divisions include three to 21 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations. Our four zones in North America currently include 25 regions and 199 divisions. Our 20 centers in the United Kingdom represent a separate zone with its own zone director.

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

Employees

        We currently have approximately 6,700 employees, including approximately 6,200 center employees, 194 divisional directors, 22 regional directors, two state directors, five zone directors and 232 corporate employees and support personnel.

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

Government Regulation

        Our products and services are subject to extensive state, federal and foreign regulation. The regulation of our industry is intended primarily for the protection of consumers rather than investors in our common stock and our creditors and is constantly changing as new regulations are introduced at the foreign, federal, state and local level and existing regulations are repealed, amended and modified. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, prospects, results of operations or financial condition. See "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

Federal Regulation

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Most recently, on February 26, 2009, U.S. Senator Richard Durbin introduced a bill in Congress to establish a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Likewise, U.S. Representative Luis Gutierrez introduced a bill on the same day that would, among other things, place a 15 cent per dollar borrowed ($.15/$1.00) cap on fees for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and require us to offer an extended payment plan that severely restricts our cash advance product. In addition to these bills, the Obama Administration agenda states that U.S. President Barack Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, like the Gutierrez bill, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services, like that proposed in the Durbin bill, if enacted, would likely eliminate our ability to continue our current operations.

        Our products and services are subject to a variety of federal laws and regulations, such as the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate ("APR").

        Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

State Regulation

        Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check-cashing, money transmission, small loan and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2008, 38 states and the District of Columbia had specific laws that permitted cash advances or similar forms of short-term consumer loans. As of December 31, 2008, we operated in 33 of these 38 states. We do not currently conduct business in the remaining five states or in the District of Columbia and will stop conducting business in New Hampshire in early 2009, because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 12 states do not have laws specifically authorizing cash advances or short-term consumer finance business. Despite the lack of specific laws, other laws may permit us to offer products and services in these states.

        The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers. In addition, many states regulate the maximum amount, maturity and renewal or extension of cash advances or loans. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate.

        The states with laws that specifically regulate our products and services typically limit the principal amount of a cash advance or loan and set maximum fees and interest rates that customers may be charged. Some states also limit a customer's ability to renew a cash advance and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for cash advances and, in some cases, specify mandatory cooling-off periods between transactions. Our collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict the advertising content of our marketing materials.

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts our products and services. For example, legislation became effective in 2007 in both Oregon and New Mexico that limited fees and interest on cash advances and other consumer loan products. As a result, we determined that it was not economically viable to continue operating in Oregon or New Mexico and closed all of our centers in Oregon and New Mexico in 2007 and 2008, respectively. Many similarly restrictive bills recently have been introduced. In 2008, bills that would severely restrict or effectively prohibit our products and services if adopted as law were introduced in 21 states. In addition, two states, Arizona and Mississippi, have sunset provisions in their current cash advance laws that require renewal by these state legislatures at periodic intervals. In 2008, in Ohio and New Hampshire, legislation passed that effectively prohibits cash advances in those states. As a result, we decided to close all of our centers in New Hampshire in early 2009. In Ohio, we now offer a small loan product to customers; however, this small loan product will not be as profitable to us as the former cash advance product. In 2008, legislation was passed in Virginia that restricts the amount of fees that can be charged on cash advances. As a result, we now offer a new cash advance product and an open-ended line of credit product to customers in Virginia. However, on February 25, 2009, the Virginia legislature passed a bill that would restrict us from offering both the cash advance product and the open-ended line of credit product at the same center. If the bill is signed by the Virginia governor and becomes law, we will be prohibited from offering the open-ended line of credit product to customers in Virginia. This will cause us to offer only our new cash advance product, which may not be as profitable to us as the cash advance product we offered prior to January 1, 2009. Laws prohibiting our products and services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended.

        Statutes authorizing our products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we conduct business and may force us to terminate or modify our operations in particular states. Regulators may also impose rules that are generally adverse to our industry.

        In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that the interpretations of applicable laws and regulations also may change and negatively affect our business.

        Additionally, state attorneys general and banking regulators are scrutinizing our products and services and taking actions that could require us to modify, suspend or cease operations in their respective states. For example, in March 2008, the Arkansas Attorney General demanded that our Arkansas subsidiary immediately cease offering deferred presentment transactions. As a result, we closed all of our centers in Arkansas in October 2008. Similarly, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we closed all of our centers in Pennsylvania. See "Item 3. Legal Proceedings." Other actions could be taken against our industry in the future by other state attorneys general and banking regulators requiring us to suspend or cease operations in such jurisdictions and have a negative effect on our financial condition and prospects.

        State-specific legislative or regulatory action can reduce our revenues and/or margins in a state, cause us to temporarily operate at a loss in a state, or even cause us to cease or suspend our operations in a state. From time to time, we may also choose to operate in a state even if legislation or regulations cause us to operate at a loss in that state.

Local Regulation

        In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations. These local rules and regulations are subject to change and vary widely from state to state and city to city.

Foreign Regulation

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. In Canada, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions.

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

ITEM 1A.    RISK FACTORS.

Risks Related to Our Business and Industry

  Our business is highly regulated. Changes in applicable laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Our business is subject to numerous foreign, federal, state and local laws and regulations, which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state and local regulations. State and local governments may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations, such laws are regularly proposed, introduced or adopted at the state and federal level. Changes in laws or regulations, or our failure to comply with applicable laws and regulations, may have a material adverse effect on our business, prospects, results of operations and financial condition.

  A federal law that imposes a national cap on our fees and interest would likely eliminate our ability to continue our current operations.

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Most recently, on February 26, 2009, U.S. Senator Richard Durbin introduced a bill in Congress to establish a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Likewise, U.S. Representative Luis Gutierrez introduced a bill on the same day that would, among other things, place a 15 cent per dollar borrowed ($.15/$1.00) cap on fees for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and require us to offer an extended payment plan that severely restricts our cash advance product. Also, the Obama Administration agenda states that U.S. President Barack Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, like the Guterrez bill, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services, like that proposed in the Durbin bill, if enacted, would likely eliminate our ability to continue our current operations.

  Our industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with these regulations and statutes could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Although states provide the primary regulatory framework under which we offer advances, certain federal laws also impact our business. See "Item 1. Business—Federal Regulation." We must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We are also subject to the Bank Secrecy Act, the Money Laundering Act, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Our marketing efforts and the representations we make about our products and services also are subject to federal and state unfair and deceptive practices statutes. The FTC enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations and financial condition.

  Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of December 31, 2008, 38 states and the District of Columbia had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of December 31, 2008, we operated in 33 of these 38 states. Currently, we do not conduct business in the five remaining states or in the District of Columbia, and will stop conducting business in New Hampshire in early 2009, because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. The remaining 12 states do not have laws specifically authorizing the cash advance or short-term consumer finance business, however other laws may permit us to offer products and services in these states.

        During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2008, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in 21 states. Such new or modified legislation could have a material adverse impact on our results of operations. For example, in response to new legislation in Virginia, we have developed an open-ended line of credit product and made changes to our cash advance product. On February 25, 2009, the Virginia legislature passed a bill that would restrict us from offering both the cash advance product and the open-ended line of credit product at the same center. If the bill is signed by the Virginia governor and becomes law, we will be prohibited from offering the open-ended line of credit product to customers in Virginia, which may lower our revenues and profits in that state. As a result of legislation in New Hampshire that became effective in January 2009, we concluded that operating in that state was no longer economically viable and intend to close all of our New Hampshire centers in 2009. In addition, Arizona and Mississippi have sunset provisions in their cash advance laws that require renewal of the laws by these state legislatures at periodic intervals and will expire in 2010 in Arizona and 2012 in Mississippi, respectively, if no further action is taken.

        Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations and financial condition. For instance, in November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Statutes authorizing cash advance and similar products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or failure to follow licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations and financial condition.

        In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change to the detriment of our business. As a result, our reliance on staff interpretations could have a material adverse effect on our business, results of operations and financial condition.

        Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require us to modify, suspend or cease operations in their respective states. For example, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and subsequently closed all of our centers in Pennsylvania. See "Item 8. Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies." The closures in Pennsylvania have had an adverse effect on our results of operations and financial condition. Also, in March 2008, the Attorney General of Arkansas distributed letters to 60 companies operating under the Check Cashers Act. The letter demanded that we cease and desist offering deferred presentment transactions within the State of Arkansas. As a result, we agreed to close all of our centers in Arkansas in October 2008 and the Arkansas Attorney General agreed not to bring suit against us. Similar or additional actions could have a material adverse effect on our business, prospects, results of operations and financial condition.

  Our industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

        In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on providers of cash advance and similar services could have a material adverse effect on our business, results of operations and financial condition.

        From time to time, we may also choose to operate in a location even if applicable legislation or regulations cause us to lose money on our operations in that location. For example, we currently operate at a loss in Canada. Any similar actions or events could have a material adverse effect on our business, prospects, results of operations and financial condition.

  Our foreign operations are subject to additional laws and regulations. Our inability to operate in the United Kingdom or Canada in compliance with applicable laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy-making, and for consumer protection. The United Kingdom also has strict rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. Our non-compliance with these rules could render a loan agreement unenforceable. Our inability to obtain and maintain the required licenses or to comply with the applicable rules or regulations in the United Kingdom could limit our expansion opportunities and/or could result in a material adverse effect on our business, results of operations and financial condition.

        In Canada, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions. Our expansion in Canada may be limited due to this uncertain regulatory landscape. We are currently operating at a loss in Canada in anticipation of expanding operations after regulations are adopted. Further, our inability to comply with new regulations may have a material adverse effect on our business, prospects, results of operations and financial condition.

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

  We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

        Our primary business activity is offering cash advance services. If we are unable to maintain our cash advance services business and/or diversify our operations, our revenues and earnings could decline. Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as pawn lending, title lending or other similar services. External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in our industry could result in a decline in our revenues and earnings, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

  Our inability to efficiently and profitably introduce or manage new products or alternative methods for conducting business could have a material adverse effect on our business, prospects, results of operations and financial condition.

        In 2007, we began selling money orders and providing money transfer services. We also began offering prepaid debit cards in 2007 as an agent of an OTS-regulated bank. In 2008, we began facilitating the offering of tax preparation services provided by a third party and cash advances from a third-party lender to customers on our website. In addition in 2008, we began offering open-ended lines of credit to customers in Virginia and small loans to customers in Ohio. We also intend to introduce additional products and services in the future. In order to offer new products, we need to comply with additional regulatory and licensing requirements. Each of these changes, alternative methods of conducting business and new products and services are subject to risk and uncertainty and require significant investment in time and capital, including additional marketing expenses, legal costs and other incremental start-up costs. Due to our lack of experience in offering alternative products and services, we cannot assure you that we will be able to successfully introduce any new products or services or do so in a timely manner. Furthermore, we cannot predict the demand for new products or services, nor do we know if we will be able to offer these new products or services in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand for any of these new services or products, could have a material adverse effect on our business, prospects, results of operations and financial condition.

  Current and future litigation and regulatory proceedings against us could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Our business is subject to lawsuits and regulatory proceedings that could generate adverse publicity and cause us to incur substantial expenditures. See "Item 3. Legal Proceedings." Adverse rulings in some of these lawsuits or regulatory proceedings could significantly impair our business and/or force us to cease doing business in one or more states.

        We are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We may also be subject to adverse publicity. Defense of any lawsuits or proceedings, even if successful, requires substantial time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

  Adverse economic conditions may significantly and adversely affect our business, prospects, results from operations, financial condition and access to liquidity.

        The current global economic crisis may adversely affect our business in several ways. For example, the rise in unemployment levels will likely reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loss experience. Our methodology for establishing our provision for doubtful accounts is based in large part on our historic loss experience. If customer behavior changes as a result of current economic conditions, our provision may be inadequate. Additionally, because we rely on our credit facility to fund customer advances, conditions in the credit markets could cause our access to liquidity to be restrained or even eliminated as a result of a default by our lenders, a failure by us to comply with covenants under our credit agreement or our inability to renew, extend or modify our existing credit facility. If we are unable to maintain access to external sources of liquidity, our ability to finance our current operations or future dividends would be impaired. Lastly, given the unprecedented nature of the current economic crisis, our business may be adversely affected in ways that we are unable to anticipate.

  The concentration of our revenues in certain states could adversely affect us.

        We operated centers in 35 states during the year ended December 31, 2008, and our five largest states (measured by total revenues) accounted for approximately 48% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during 2008, California, Texas and Florida each accounted for more than 10% of our total revenues. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition. A regulatory change similar to recent changes in Ohio and New Hampshire, for example, or an action by a state regulator similar to those in Pennsylvania and Arkansas, in any one of our larger states may have a material adverse affect on our business, prospects, results of operation or financial condition.

  Competition in our industry could cause us to lose market share or reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

        The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry matures and/or consolidates. We compete with services provided by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, credit unions, short-term consumer lenders, other financial service entities and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering cash advances and short-term loans over the internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share or we may need to reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs, including cash dividends.

        We have an existing revolving credit facility that allows us to borrow up to $270.0 million, assuming we are in compliance with a number of covenants and conditions, including, but not limited to, a senior leverage limitation which is 2 times trailing twelve month EBITDA as defined in the credit agreement and, as of December 31, 2008 was approximately $210.0 million. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay future quarterly cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. While we had approximately $79.1 million of unused borrowings under this facility as of December 31, 2008, the senior leverage covenant restricted our additional availability, to $13.9 million. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to pay future dividends or finance our current operations or potential growth will likely be impaired.

  Media reports and public perception of cash advances and similar loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.

        Consumer advocacy groups and certain media reports advocate for governmental and regulatory action to prohibit or severely restrict our products and services. The consumer groups and media reports typically focus on the cost to a consumer and typically characterize our products and services as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for our products and services could significantly decrease, which could materially adversely affect our business, results of operations and financial condition. Negative perception of our products and services could also result in increased regulatory scrutiny and litigation, encourage restrictive local zoning rules, make it more difficult to obtain government approvals necessary to open new centers and cause industry trade groups, such as the CFSA, to promote policies that cause our business to be less profitable. These trends could materially adversely affect our business, prospects, results of operations and financial condition.

  The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers' personal checks that are returned due to non-sufficient funds ("NSF") in the customers' accounts or other reasons.

        For the years ended December 31, 2008 and 2007, we deposited or presented an Automated Clearing House ("ACH") authorization for approximately 5.9% and 6.2%, respectively, of all the customer checks we received and approximately 75% and 76%, respectively, of these deposited customer checks were returned unpaid because of non-sufficient funds in the customers' bank accounts or because of closed accounts or stop-payment orders. Total charge-offs, net of recoveries, for the years ended December 31, 2008 and 2007 were approximately $138.3 million and $131.9 million, respectively. If the number of customer checks that we deposit increases or the percentage of the customers' returned checks that we charge-off increases, our provision for doubtful accounts will increase and our net income will decrease. We have not had a sufficient volume of ACH authorizations to determine whether we will have a significantly different recovery experience than for deposited checks.

  If our estimates of losses are not adequate, our provision for doubtful accounts would increase. This would result in a decline in our future earnings, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

        We maintain an allowance for doubtful accounts for estimated losses. We also maintain an accrual for third-party lender losses for loans and certain related fees that are not paid by the customers for all loans that are processed by us for the third-party lender in Texas. To estimate the appropriate allowance for doubtful accounts and accrual for third-party lender losses, we consider total amounts outstanding, historical charge-offs, our current collection patterns and the current economic trends in the markets we serve.

        During 2008, in selected states, we began accepting ACH authorizations in lieu of personal checks from customers. We expect this practice to expand to other states in the near future. Currently, we have a limited history collecting cash advances backed by ACH authorizations and cannot anticipate the extent to which customers may revoke such authorization. To the extent the collection patterns of loans backed by ACH authorizations vary from collection patterns of loans backed by personal checks, our estimate of the allowance for doubtful accounts may be inadequate and our future profitability may be effected.

        At December 31, 2008, the total of our allowance for doubtful accounts and accrual for third-party lender losses decreased to $63.4 million from $65.9 million at December 31, 2007. This amount, however, is an estimate. If our actual losses are greater than our allowance for doubtful accounts and accrual for third-party lender losses, our provision for doubtful accounts would increase. This could result in a decline in our future earnings, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

  We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

        A significant portion of our total assets at December 31, 2008 is comprised of goodwill. Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired. These tests require projections of future cash flows. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material impact on our operating results and financial position.

  Our offering of extended payment plans to customers may have a material adverse effect on our business, prospects, results of operations and financial condition.

        In July 2007, we expanded the number of states where we allow customers who could not timely repay their advances to qualify for extended payment plans to include every state where we offer advances. We previously offered extended payment plans in only certain states as required under applicable state law. The ability of a customer to defer payment will likely increase the average duration of a cash advance, which may in turn affect our revenues, loss experience and provision for doubtful accounts.

  The expansion of our operations into Canada and the United Kingdom may contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

        We have devoted significant management time and financial resources to expanding our operations outside of the United States. Our international operations have increased the complexity of our organization and the administrative, operating and legal cost of operating our business. Penetrating new markets will likely require additional marketing expenses and incremental start-up costs. We may decide to reduce fees, or even temporarily operate centers at a loss, in order to build brand recognition and establish a foothold in these new markets. For example, in Canada, we have opened ten centers that are currently not profitable in anticipation of more favorable provincial legislation. Additionally, as a foreign business we are subject to local regulations, tariffs and labor controls to which other domestic businesses are not subject. Our financial results also may be negatively affected by tax rates in the United Kingdom and Canada or as a result of withholding requirements and tax treaties with those countries. Moreover, if political, regulatory or economic conditions deteriorate in the United Kingdom and Canada, our ability to expand and maintain our international operations could be impaired or the costs of doing so could increase, either of which could further erode our business, prospects, results of operations and financial condition.

  We may incur substantial additional debt, which could adversely affect our business, results of operations and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

        We may incur substantial additional debt in the future. As of December 31, 2008, our total debt was approximately $195.0 million, $1.1 million in letters of credit had been issued pursuant to our credit facility and our stockholders' equity was approximately $171.3 million. The total availability under our current credit facility is $270.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for dividends, working capital, capital expenditures, the development of new or replacement products and services, and further geographic expansion;

  •
  restrict our operational flexibility through restrictive covenants that will likely limit our ability to, explore certain business opportunities, dispose of assets and take other actions;

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

        The terms of our debt limits our ability to incur additional debt but do not prohibit us from incurring additional debt. When debt levels increase, the related risks that we now face will also increase.

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

  We depend on loans and cash management services from banks to operate our business. If banks decide to stop making loans and/or providing cash management services to companies in our industry, it could have a material adverse affect on our business, prospects, results of operations and financial condition.

        We depend on borrowings under our revolving credit facility to fund our products and services, capital expenditures to build new centers and other needs. If our current or potential credit banks decide not to lend money to companies in our industry, we could face higher borrowing costs, limitations on our ability to maintain or expand our business as well as possible cash shortages, any of which could have a material adverse effect on our business, prospects, results of operations and financial condition. Certain banks have notified us and other companies in the cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. If one of our larger depository banks request that we close our bank accounts or put other restrictions on how we use their services, we could face higher costs of managing our cash and limitations on our ability to maintain or expand our business, both of which could have a material adverse effect on our business, prospects, results of operations and financial condition.

        We use an electronic check conversion process to electronically present most of our past due checks to the customers' bank accounts. This process uses either the Automated Clearing House ("ACH") or the VISA Point-of-Sale ("VISA POS") network. We depend on our banks to settle our ACH transactions and on VISA and certain participating financial institutions to operate the VISA POS system. If our banks decide to no longer process our ACH transactions due to increased credit risk or other reasons or if a financial institution were to exit the VISA POS payment network or if VISA stopped supporting this network, our ability to collect on past due accounts could be adversely affected and our cost of collections could increase.

  Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Our business is seasonal due to the impact of fluctuating demand for our products and services and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers' receipt of income tax refunds. Typically, our provision for doubtful accounts and allowance for doubtful accounts are lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers' receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt, pay dividends on our common stock, and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

        In addition, our quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of the seasonal nature of our business. Therefore, our quarterly revenues and results of operations are difficult to forecast, which in turn could cause our quarterly results to not meet the expectations of securities analysts or investors. Our failure to meet expectations could cause a material drop in the market price of our common stock.

  Because we maintain a significant supply of cash in our centers, we may be subject to cash shortages due to employee and third- party theft and errors. We also may be subject to liability as a result of crimes at our centers.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third- party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $2.1 million (0.31% of total revenues) in 2008, $2.4 million (0.34% of total revenues) in 2007 and $2.0 million (0.29% of total revenues) in 2006. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury, emotional distress or death. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

  Any disruption in the availability of our information systems could adversely affect operations at our centers.

        We rely upon our information systems to manage and operate our centers and business. Each center is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, prospects, results of operations and financial condition.

  Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

        Our headquarters building is located in Spartanburg, South Carolina. Our information systems and administrative and management processes are primarily provided to our zone and regional management and to our centers from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged our headquarters. Any of these catastrophic events could have a material adverse effect on our business, prospects, results of operations and financial condition.

        In addition, our ability to maintain or further expand our business depends on a number of factors, some of which are beyond our control, including:

  •
  the prevailing laws and regulatory environment of each jurisdiction in which we operate or seek to operate, which are subject to change at any time;

  •
  our ability to obtain and maintain any regulatory approvals, government permits or licenses that may be required;

  •
  our ability to identify, implement and manage new products and services that are compatible with our business;

  •
  the degree of competition in existing markets;

  •
  our ability to maintain current customers and attract new customers;

  •
  our ability to compete for expansion opportunities in suitable locations;

  •
  our ability to recruit, train and retain qualified personnel;

  •
  our ability to adapt our infrastructure and systems to accommodate new or replacement products and services; and

  •
  our ability to maintain adequate financing for our expansion plans.

        We cannot assure you that our systems, procedures, controls and existing personnel will be adequate to support new or replacement products and services. Our new international operations increase the complexity of our organization, our administrative costs and the regulatory risks we face and, therefore, could destabilize our business, prospects, results of operations and financial condition. Our results of operations depend substantially on the ability of our officers and key employees to manage changing business conditions and unpredictable regulations and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

  Regular turnover among our managers and employees at our centers makes it more difficult for us to operate our centers and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations and financial condition.

        As of December 31, 2008, the annual turnover among our center managers was approximately 38% and among our other center employees was approximately 94%. Approximately 47% of the turnover has traditionally occurred in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. If we are unable to retain our employees in the future, our business, prospects, results of operations and financial condition could be adversely affected.

Risks Related to Our Common Stock

  The market price of our common stock has declined significantly, and we could face possible delisting from the New York Stock Exchange ("NYSE").

        Shares of our common stock are currently listed on the NYSE. As of March 2, 2009, the closing price of our common stock price was $0.95 per share, and our market capitalization was approximately $58.6 million. As of December 31, 2008, our total stockholders' equity was approximately $171.3 million. We would fall below the NYSE's quantitative listing standards if (1) our average market capitalization fell below $75.0 million over any consecutive 30-trading-day period and, at the same time, total stockholders' equity fell below $75.0 million; (2) our average market capitalization fell below $25 million over any consecutive 30-trading-day period; or (3) the average closing price of common stock fell below $1.00 per share for any consecutive 30-trading-day period. While we are currently in compliance with the NYSE's continuing listing requirements, we cannot assure you that we will remain in compliance in light of the current economic crisis, which has been driving down the price of stocks generally, and financial stocks in particular. If we do not meet the NYSE's continuing listing standards, we will be notified by the NYSE and we will be required to take corrective action to meet the continuing listing standards; otherwise our common stock will be delisted from the NYSE.

        If our common stock is delisted, or if it becomes apparent to us that we will be unable to meet the NYSE's continuing listing standards in the near future, we may seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, a delisting by the NYSE could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

  Our Board of Directors may decide to further reduce dividends or stop paying dividends on our common stock.

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, is at the sole discretion of our Board of Directors and will depend on a number of factors, including: our receipt of dividends from our subsidiaries, our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; general stock market conditions, including our stock price and our perception of the value of a regular dividend to our stockholders, in addition to any legal, tax, regulatory and other factors our Board of Directors deems relevant. Also, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio and the maintenance of our net worth covenant (which terms and ratios are determined under our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

  We can redeem your common stock if you are or if you become a disqualified person.

        Federal and state laws and regulations applicable to providers of cash advance services or other financial products or services that we may introduce in the future may now or in the future restrict direct or indirect ownership or control of providers of such products or services by disqualified persons (such as convicted felons). Our certificate of incorporation provides that we may redeem shares of your common stock to the extent deemed necessary or advisable, in the sole judgment of our Board of Directors, to prevent the loss of, or to secure the reinstatement or renewal of, any license or permit from any governmental agency that is conditioned upon some or all of the holders of our common stock possessing prescribed qualifications or not possessing prescribed disqualifications. The redemption price will be the average closing sale price per share of our common stock during the 20-trading-day period ending on the second business day preceding the redemption date fixed by our Board of Directors. At the discretion of our Board of Directors, the redemption price may be paid in cash, debt or equity securities or a combination of cash and debt or equity securities.

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

        See "Item 1. Business—Center Operations—Centers" for a listing of the number of centers we operated in various jurisdictions as of December 31, 2008.

        We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $5.0 million at December 31, 2008. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.9 million and $4.7 million at December 31, 2007 and 2008, respectively.

        We believe that our facilities, equipment, furniture and fixtures and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and are involved in various other legal proceedings with state and federal regulators. Unless otherwise disclosed, we are vigorously defending against these actions. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by our prior subsidiary in Arkansas. The complaint alleges that our current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present, (which would total $21.4 million for deferred presentment transactions made during that time or approximately $87 million in damages for all transactions originated, processed or serviced during that time), as well as declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. The trial court has denied our motion to compel arbitration and the class was certified in April 2008. We appealed both decisions. The appellate court denied our appeal as to the motion to compel arbitration, but the class certification appeal remains pending. The plaintiff has filed a motion for summary judgment, which we have opposed. We expect a ruling on this motion sometime in the latter half of 2009.

  Magee and Johnson v. Advance America Servicing of Arkansas, Inc.

        On October 13, 2008, Gary Neil Magee and Charlotte Johnson filed a putative class action in the Circuit Court of Clark County, Arkansas alleging that our current Arkansas subsidiary violated the Arkansas usury law and the Arkansas Deceptive Trade Practices Act. The complaint alleges that the fees charged by our subsidiary to cash checks were instead interest on consumer loans and usurious under Arkansas law. The parties seek compensatory damages in an amount equal to twice the combined interest plus unrelated check cashing fees on the loans from April 2008 to October 2008, and a declaration that the transactions are void, plus attorneys' fees and costs. We have filed separate motions to dismiss and to compel arbitration.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 18, 2008, Kerri Stone, filed a putative class action complaint in the Supreme Court of California against us and our California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law and the California Consumer Legal Remedies Act. The case has been removed to the U.S. District Court for the Southern District of California. The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorney's fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts. We have filed a motion to dismiss the Plaintiff's complaint.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        We and our Florida subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which we expect to proceed in parallel with this case. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims, the substituted named plaintiff, and the resulting appeal has been dismissed by the Florida court of appeals. We will seek review of the arbitration issue by the Florida Supreme Court. All proceedings at the trial court level remain effectively stayed pending exhaustion of the of our appellate rights.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us, our subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and our defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The proceedings at the trial court level are stayed pending the outcome of our appeal of the trial court's denial of certain defendants' motion to dismiss for lack of personal jurisdiction.

  King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which we previously marketed, processed and serviced cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against us, William M. Webster IV, our Chairman, and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that the Georgia subsidiary made illegal cash advance loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the "true lender" and that we were the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages.

        On February 9, 2009, the parties signed a settlement agreement for the purpose of resolving all claims in connection with the class action. If the court approves the settlement agreement, we will pay a minimum of approximately $2.0 million from which (1) a settlement pool will be established to cover payment of claims, individually varying from $30 to $90, and (2) payment of all costs and fees, including attorney's fees, related to the litigation and settlement administration of the class action will be made. If claims made plus costs exceed approximately $2.0 million, we will be required to pay additional funds into the settlement pool up to an aggregate cap of approximately $3.7 million. All named defendants will be released from all claims in connection with originating, marketing or servicing loans in Georgia.

  Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        Our Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that our Georgia subsidiary was making cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both our subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court's grant of summary judgment. The parties have agreed to settle this case for an immaterial amount if the King settlement discussed above receives court approval and the settlement will become effective upon final court approval of the King settlement.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our subsidiary Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and class action waiver in our subsidiary's loan agreement is unconscionable, that our subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief. We moved to compel arbitration, which motion was denied by the trial court. We are appealing the denial of that motion.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom we previously marketed, processed and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against us and Mr. William M. Webster IV, Chairman of our Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between our North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the cash advances it offered. The lawsuit also claims that the cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. Litigation regarding our arbitration rights is proceeding before the trial court and we expect a decision on the issue of arbitration in the third quarter of 2009.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that our North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, our

North Carolina subsidiary ceased all business operations on December 22, 2005. We have moved to continue the stay of the case pending outcome of Kucan litigation, which motion is still pending.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that our Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of our Choice Line of Credit required us to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined us from continuing our lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. We appealed to the Pennsylvania Supreme Court and in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking amended its complaint to add the Pennsylvania Attorney General as a plaintiff and us as a defendant. The amended complaint also seeks to perfect a claim for alleged violations of the state's usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and of an additional $2,000 for violations against customers over the age of 60, and attorneys fees and costs. We have filed a motion to dismiss the amended complaint and will continue to vigorously defend against the lawsuit.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against us and two of our subsidiaries alleging that we provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and the payment by us of damages equal to three times the monthly participation fees paid by, customers since June 2006, which could total approximately $135 million in damages plus attorneys' fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. Both parties appealed this order and, in July 2008, the Court of Appeals ordered the parties to engage in mediation. All parties are currently engaged in court-ordered mediation, and the appeals in the matter are stayed, pending the outcome of that mediation.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which we previously marketed, processed and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that our Pennsylvania subsidiary made illegal loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that our Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. The parties engaged in court-ordered mediation, which was not successful, and the appeals on the issue of compelled arbitration are proceeding.

  Class Actions Against South Carolina Subsidiary

        Eight separate putative class actions have been filed in South Carolina against our subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas and Carl G. Ferrell filed a complaint on October 30, 2008. The allegations and relief sought are similar in each case. Plaintiffs allege that our South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit us from continuing operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each lawsuit was removed to United States District Court for the District of South Carolina, which subsequently remanded all of the class actions to state court. We appealed these rulings and the appellate court remanded all cases to state court. We will join ongoing litigation in the South Carolina state court system pursuant to an order of the Supreme Court consolidating all cases brought against the industry.

  Francisco J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

        On September 12, 2007, Francisco Gonzalez filed a collective action lawsuit against our Texas subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas PayDay Act. The complaint alleges the Company's subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys' fees, interest and costs. A class of employees limited to the Houston, Texas area has been certified to conduct this litigation. We sought an appeal of the class certification issue, which was denied, leading to the conditional certification of a class. The parties will now litigate the matter on the merits.

  Other Matters

        We are also involved in other litigation and administrative proceedings that are incidental to its business, including, without limitation, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." Our common stock was initially offered to the public on December 15, 2004 at a price of $15.00. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE as well as the quarterly cash dividend declared per share for 2007 and 2008:

	Sales Prices
			Cash Dividend
	High	Low
2007:
Quarter ended March 31, 2007	$16.16	$12.92	$0.125
Quarter ended June 30, 2007	18.30	14.67	0.125
Quarter ended September 30, 2007	19.05	10.06	0.125
Quarter ended December 31, 2007	10.89	7.96	0.125
2008:
Quarter ended March 31, 2008	$10.31	5.70	$0.125
Quarter ended June 30, 2008	9.58	4.91	0.125
Quarter ended September 30, 2008	6.20	2.44	0.125
Quarter ended December 31, 2008	3.04	1.11	0.0625

        At February 27, 2009, there were approximately 101 holders of record of our common stock, and there were approximately 4,700 beneficial holders of the common stock held in nominee or street name.

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, will be at the sole discretion of our Board of Directors and will depend on a number of factors, including: our subsidiaries' payment of dividends to us; our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; general stock market conditions, including our stock price and our perception of the value of a regular quarterly dividend to our stockholders; in addition to any legal, tax, regulatory and any other factors our Board of Directors deems relevant. In addition, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio, and the maintenance of our net worth covenant (which terms and ratios are determined under our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

        On February 19, 2009, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 6, 2009, to stockholders of record on February 24, 2009.

 PERFORMANCE GRAPH

        The following graph compares the change in the cumulative value of $100 invested for the period beginning on December 16, 2004, the first day of trading following our IPO, and ending on December 31, 2008, in: (1) our Common Stock; (2) the Standard & Poor's 500 Index; (3) the NASDAQ Other Financial Index; and (4) the NYSE Financial Sector Index. The values of each investment are based upon the share price appreciation and reinvestment of dividends, on an annual basis.

Comparison of Cumulative Return vs.
S&P 500, NASDAQ Other Financial, and NYSE Financial Sector Indices

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/16/2004
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
AEA
S&P 500
IXFN
NYK.ID

	Advance America, Cash Advance Centers, Inc. (AEA)	Standard & Poors 500 Index (S&P 500)	NASDAQ Other Financial Index (IXFN)	NYSE Financial Sector Index (NYK.ID)
12/16/04	$100.00	$100.00	$100.00	$100.00
12/31/04	$111.71	$100.72	$103.18	$102.30
12/30/05	$62.16	$103.75	$115.50	$109.17
12/29/06	$75.60	$117.88	$135.64	$130.40
12/31/07	$54.51	$122.04	$136.29	$113.31
12/31/08	$11.37	$75.07	$73.00	$52.54

        The following table sets forth information about our stock repurchases for the three months ended December 31, 2008:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
October 1 to October 31	3,031	$1.88	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	2,119	1.55	—	—

Total	5,150	$1.74	—	—

(1)
Based on trade date.

(2)
This column includes any shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

(3)
On August 16, 2006, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to $100.0 million of our outstanding common stock beginning on that date. Additionally, on February 13, 2008, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase up to an additional $75.0 million of our outstanding common stock beginning on that date. In July 2008, we completed this stock repurchase program. Except, as noted above, we did not repurchase any stock during the three months ended December 31, 2008.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2008, 2007, and 2006, and as of December 31, 2008 and 2007, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2005 and 2004, and as of December 31, 2006, 2005 and 2004 has been derived from our audited financial statements not included in this report. Certain amounts below in 2005, 2006 and 2007 include the consolidation of a variable interest entity—see "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities." The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data."

	Year ended December 31,
Consolidated Financial Information	2004	2005	2006	2007	2008
	(Dollars in thousands, except per share data and other financial data)
Statement of Operations Data:
Revenues:
Fees and interest charged to customers	$430,859	$529,953	$659,876	$709,557	$676,436
Marketing, processing and servicing fees	139,329	100,113	12,418	—	—

Total revenues	570,188	630,066	672,294	709,557	676,436

Center expenses:
Salaries and related payroll costs	160,047	171,092	185,938	199,416	196,951
Provision for doubtful accounts	89,236	115,060	120,855	140,245	135,857
Occupancy costs	67,305	80,540	87,276	96,847	100,315
Center depreciation expense	13,719	14,902	16,233	17,200	16,698
Advertising expense	26,082	24,137	20,375	26,770	20,304
Other center expenses	47,087	52,712	54,986	59,340	48,652

Total center expenses	403,476	458,443	485,663	539,818	518,777

Center gross profit	166,712	171,623	186,631	169,739	157,659
Corporate and other expenses (income):
General and administrative expenses	44,102	51,758	53,363	59,410	70,518
Corporate depreciation expense	3,942	4,483	3,661	3,162	3,033
Interest expense	17,165	4,331	7,129	11,059	11,188
Interest income	(161)	(351)	(538)	(317)	(128)
Loss on disposal of property and equipment	814	715	960	3,189	551
Loss on impairment of assets	1,288	2,918	—	314	486
Transaction related expense	2,466	—	—	—	—

Income before income taxes	97,096	107,769	122,056	92,922	72,011
Income tax expense (1)	14,041	43,776	48,858	37,831	33,540

Income before income of consolidated variable interest entity	83,055	63,993	73,198	55,091	38,471
Income of consolidated variable interest entity	—	(1,003)	(3,047)	(706)	—

Net income	$83,055	$62,990	$70,151	$54,385	$38,471

	Year ended December 31,
Consolidated Financial Information (Continued)	2004	2005	2006	2007	2008
	(Dollars in thousands, except per share data and other financial data)
Per Share Data:
Net income per common share:
Basic	$1.20	$0.76	$0.87	$0.70	$0.60
Diluted	$1.20	$0.76	$0.87	$0.70	$0.60
Cash dividends paid per common share	$1.15	$0.38	$0.44	$0.50	$0.44
Weighted average number of shares outstanding:
Basic	69,126	83,124	80,889	77,923	64,233
Effect of dilutive options and unvested restricted stock	—	—	28	12	—

Diluted	69,126	83,124	80,917	77,935	64,233

Pro Forma Data (unaudited) (1):
Historical income before taxes	$97,096
Pro forma income tax expense (2)	39,247

Net income adjusted for pro forma income tax expense	$57,849

Pro forma net income per common share—basic	$0.84
Pro forma net income per common share—diluted	$0.84
Weighted average pro forma number of shares outstanding:
Basic	69,126
Effect of dilutive options	—

Diluted	69,126

Balance Sheet Data (at end of period):
Cash and cash equivalents	$18,224	$27,259	$67,245	$28,251	$16,017
Advances and fees receivable, net	155,009	193,468	237,725	221,480	220,115
Goodwill	122,324	122,586	122,627	127,286	126,661
Total assets	397,539	436,388	525,092	471,698	447,010
Total debt	46,637	44,621	111,050	147,980	194,952
Total stockholders' equity	296,290	303,025	299,897	250,291	171,259
Cash Flow Data:
Cash flows provided by operating activities	$163,910	$189,382	$186,125	$184,496	$186,227
Cash flows used in investing activities	(97,055)	(139,880)	(156,216)	(113,216)	(125,674)
Cash flows (used in) provided by financing activities	(59,115)	(40,467)	10,077	(110,310)	(72,164)

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

	Year ended December 31,
Consolidated Financial Information (Continued)	2004	2005	2006	2007	2008
Other Financial and Statistical Data:
Number of centers open at end of period	2,408	2,604	2,853	2,832	2,797
Number of customers served—all credit products (thousands)	1,412	1,534	1,494	1,524	1,419
Number of cash advances originated (thousands)	11,586	11,620	11,539	11,979	11,762
Aggregate principal amount of cash advances originated (thousands)	$3,804,096	$3,943,815	$4,082,865	$4,317,980	$4,296,493
Average amount of each cash advance originated	$328	$339	$353	$361	$366
Average charge to customers for providing and processing a cash advance	$52	$55	$55	$55	$55
Average duration of a cash advance (days)	15.4	15.8	16.2	16.5	16.8
Average number of lines of credit outstanding during the period (thousands) (3)	—	—	20	24	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	—	—	$8,963	$10,377	$6,946
Average principal amount on each line of credit outstanding during the period (3)	—	—	$448	$429	$672
Number of installment loans originated (thousands) (4)	—	68	29	31	32
Aggregate principal amount of installment loans originated (thousands) (4)	—	$34,541	$13,905	$12,997	$14,841
Average principal amount of each installment loan originated (4)	—	$508	$486	$417	$462
(3)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008.

(4)
For the year ended December 31, 2006, the installment loan activity reflects a) loans we originated as agent for lending banks in Arkansas and Pennsylvania; and b) loans we originated directly as the lender in Illinois. The loans originated as an agent contained fixed payment terms and no discounts for early repayment. These originations ceased during 2006. The loans we originated directly as the lender in Illinois had a stated term of approximately 5 months, required monthly payments that amortized the loan to zero over the term and contained rebating provisions. During early 2008, the installment loan product in Illinois was converted to allow for multiple payment frequencies, interest only payments and simple interest rate calculations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward- looking statements. Please see "Item 1A. Risk Factors" and "Forward-Looking Statements" for discussions of the uncertainties, risks and assumptions associated with these statements.

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of December 31, 2008, we operated 2,767 centers in 33 states in the United States, 20 centers in the United Kingdom and 10 centers in Canada.

  Cash Advance Services

        In most states where we operate, we originate cash advance services under the authority of different state-governed enabling statutes that allow for cash advances ranging from single and multiple installment closed-end terms to revolving lines of credit with open-ended terms. We refer to these products and services collectively as cash advance services. The particular cash advance services offered in any given location may change from time to time depending upon changes in state law and federal law. For instance, changes in Ohio laws caused us to begin offering single installment cash advances under Ohio's Small Loan Act. Additionally, where permitted by applicable law, we may assume the responsibility of serving as an agent to a regulated lender. For instance, prior to 2007, we conducted business in certain states as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation ("FDIC")-supervised, state-chartered banks that made cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and federal interstate banking laws, regulations and guidelines (which we refer to as the agency business model). We refer to the banks for which we acted as an agent under the agency business model as lending banks. We currently operate all of our centers under the standard business model.

        In Texas, where we operate as a Credit Services Organization ("CSO"), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses.

        Under our standard business model, we provide cash advances services as specified by the laws of the jurisdiction where we operate. In the states where we previously operated under the agency business model, the lending banks provided cash advances and installment loans and charged fees and/or interest as specified by the laws of the states in which they were located and consistent with the regulatory authority of the FDIC and federal banking law. Loans made by the third-party lender in Texas are governed by Texas law. Online cash advances made by a third-party lender are governed by the laws of the state where the customer resides. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance will range from $50 to $1,000. The finance charges on cash advance services currently offered by us also vary by jurisdiction and range up to 22% of the amount of a cash advance.

        Additional fees that we may charge and collect include origination fees, annual participation fees, fees for returned checks, late fees and other fees as permitted by applicable law. Presently, none of the cash advance services we offer include annual participation fees. Origination fees on cash advance services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law. Fees for returned checks or electronic debits that are declined for non-sufficient funds ("NSF") vary by state and range up to $30, and late fees vary by state and range up to $50. For the years ended December 31, 2008 and 2007, total NSF fees collected were approximately $3.3 million and $3.5 million, respectively, and total late fees collected were approximately $373,000 and $313,000, respectively. In Texas, the third-party lender charges an NSF fee and a late fee on its loans in accordance with Texas law.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in-person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in person to complete the application and receive funding; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited in the customer's bank account. Each new customer must provide us with certain personal information such as his or her name, address, phone number, employment information or source of income, and references. This information is entered into our information system and that of the applicable lender. The customer's identification, proof of income and/or employment and proof of bank account are verified. In order for a new customer to be approved for a cash advance, we must be able to verify his or her identification and he or she is required to have a bank account and a regular source of income, such as a job.

        Except for cash advances completed by third-party lenders, we determine whether to approve a cash advance to our customers in every jurisdiction. The third-party lenders decide whether to approve the loan or cash advance and establish all of the underwriting criteria and terms, conditions and features of the customer agreement. We require proof of identification, bank account and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance. We do not perform credit checks through consumer reporting agencies.

        After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes and the advance has been approved, the customer enters into an agreement governing the terms of the advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and product type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

        Upon payment in full, the customer's check is returned and/or his or her ACH authorization is deemed to be revoked. If the customer does not repay the outstanding advance or loan in full on or before the due date, we will seek to collect from the customer the amount of the advance or loan and any applicable fees, including late and NSF fees due, and may deposit the customer's personal check or initiate the electronic payment from the customer's bank account.

  Other Products

        We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer (1) pre-paid debit cards; (2) money orders, money transmission and bill payment services; and (3) facilitation of a third party's tax preparation services. Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the OTS. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. In the third and fourth quarters of 2007, we began selling money orders, providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders and bill payments made by our centers. Finally, in 2008, we began facilitating the offering of tax preparation services by a third-party tax preparation provider. We receive a percentage of the tax preparation provider's fees from customers related solely to tax preparation services.

        Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advances and similar services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services or limits on consumers' use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America ("CFSA").

        Although there are numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics of our principal products and services generally are substantially similar in most jurisdictions.

  Approval Process

        In order for a new customer to be approved for a cash advance, he or she is required to have a bank account and a regular source of income, such as a job.

  To obtain a cash advance, a customer typically:

  •
  completes an application and presents the required documentation: usually proof of identification, a pay stub or other evidence of income and a bank statement;

  •
  enters into an agreement governing the terms of the cash advance, including the customer's agreement to repay the amount advanced in full on or before a specified due date (usually the customer's next payday), and our agreement to defer the presentment or deposit of the customer's check or automated clearing house ("ACH") authorization until the due date;

  •
  writes a personal check or provides an ACH authorization to cover the amount advanced plus charges for applicable fees and/or interest; and

  •
  makes an appointment to return on the specified due date to repay the amount advanced plus the applicable charges and to reclaim his or her check.

        We determine whether to approve a cash advance to our customers (except in Texas, where the third-party lender makes this determination). We require proof of identification, bank account and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance.

  Repayment and Collection Process

        Repayment terms vary depending upon state law, the type of cash advance services offered, and whether the cash advance was completed online or in one of our centers. Generally, as part of the closing process, we explain the customer's repayment obligations and establish the expectation that the customer will pay us in cash on or before the due date in accordance with their agreement with us. The day before the due date, we generally call the customer to confirm their payment.

        If a customer does not pay the amount due, then our management has the discretion to either (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer's personal check or debit their bank account in accordance with their ACH authorization. If management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer's check for a cashier's check, if funds are available.

        If unable to meet his or her payment obligations, the customer may qualify for an extended payment plan ("Payment Plan"). In most states, the terms of our Payment Plan conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for multiple installment loans or lines of credit. Nor does the third-party lender in Texas offer a Payment Plan for advances to its customers. The third-party internet lender offers Payment Plans as required by state law.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or our ACH debit clears. If the customer's check or the ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

        In the case of cash advances in the form of lines of credit, if a customer fails to make payment when due in accordance with the terms of their agreement with us, then management may close the line of credit, accelerate the maturity date and take the steps outlined above or work with the customer to bring his or her payments current. If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

  Selected Operating Data

        The following table presents key operating data for our business:

	Year Ended December 31,
	2006	2007	2008
Number of centers open at end of period	2,853	2,832	2,797
Number of customers served—all credit products (thousands)	1,494	1,524	1,419
Number of cash advances originated (thousands)	11,539	11,979	11,762
Aggregate principal amount of cash advances originated (thousands)	$4,082,865	$4,317,980	$4,296,493
Average amount of each cash advance originated	$353	$361	$366
Average charge to customers for providing and processing a cash advance	$55	$55	$55
Average duration of a cash advance (days)	16.2	16.5	16.8
Average number of lines of credit outstanding during the period (thousands) (1)	20	24	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$8,963	$10,377	$6,946
Average principal amount on each line of credit outstanding during the period (1)	$448	$429	$672
Number of installment loans originated (thousands) (2)	29	31	32
Aggregate principal amount of installment loans originated (thousands) (2)	$13,905	$12,997	$14,841
Average principal amount of each installment loan originated (2)	$486	$417	$462

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008.

(2)
For the year ended December 31, 2006, the installment loan activity reflects a) loans we originated as agent for lending banks in Arkansas and Pennsylvania; and b) loans we originated directly as the lender in Illinois. The loans originated as an agent contained fixed payment terms and no discounts for early repayment. These originations ceased during 2006. The loans we originated directly as the lender in Illinois had a stated term of approximately 5 months, required monthly payments that amortized the loan to zero over the term and contained rebating provisions. During early 2008, the installment loan product in Illinois was converted to allow for multiple payment frequencies, interest only payments and simple interest rate calculations.

  Revenues and Expenses

        We have historically derived our revenues from: (1) fees and/or interest paid to us directly by our customers under the standard business model and (2) marketing, processing and servicing fees paid to us by the lending banks under the former agency business model. Our total revenues for the years ended December 31, 2006, 2007 and 2008 consisted of (dollars in millions):

	2006		2007		2008
	Dollars	%	Dollars	%	Dollars	%
Fees and interest charged to customers	$659.9	98.2	$709.6	100.0	$676.4	100.0
Marketing, processing and servicing fees	12.4	1.8	—	—	—	—

Total revenues	$672.3	100.0	$709.6	100.0	$676.4	100.0

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

  Former Agency Business Model

        In 2005, the FDIC issued revised guidance to lending institutions that offered cash advances, including the lending banks for which we then acted as a marketing, processing and servicing agent. In response, we modified our marketing, processing and servicing agreements with the lending banks in Arkansas, North Carolina and Pennsylvania and started operating in Texas and Michigan under existing state-based legislation. In early 2006, the FDIC instructed the lending banks, including those for which we still acted as a marketing, processing and servicing agent in Pennsylvania and Arkansas, to discontinue offering advances and installment loans. In response, the lending banks stopped originating cash advances and installment loans and we abandoned our agency business model. In June 2006, we began operating in Pennsylvania and Arkansas pursuant to existing state-based legislation under the standard business model. As a result, we now operate under the standard business model in all of our centers.

        Conversion of Operations in Michigan.    In 2005, we terminated our agreement with the lending bank for Michigan and began offering check-cashing and deferred-presentment services directly to customers in Michigan. After Michigan adopted a new affirmative deferred presentment services law in June 2006, we began offering cash advances.

  Changes in Legislation

        During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue in other states for the foreseeable future. Also, legislation was adopted in New Hampshire that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February, 2009, we decided to close all of our centers in New Hampshire. On February 25, 2009, the Virginia legislature passed a bill that would restrict us from offering both the cash advance product and the open-ended line of credit product at the same center. If the bill is signed by the Virginia governor and becomes law, we will be prohibited from offering the open-ended line of credit product to customers in Virginia, which may lower our revenues and profits in that state. Further, legislation permitting cash advances in Arizona and Mississippi is scheduled to expire in 2010 and 2012, respectively. This legislation may not be renewed or could be modified in a manner that effects our operations negatively. At any point in time, we are refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short-term or long-term changes, interruptions in revenues and lower operating margins. Until and unless we are able to develop legal and financially-viable alternative products and services, we generally cannot estimate in advance the actual effect of operational changes we make in response to legislative and regulatory changes.

  Operations in Ohio

        In June 2008, the Governor of Ohio signed a bill into law that capped interest rates on cash advance loans and limits the number of advances a customer may take in any one year. This law became effective on November 24, 2008.

        As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product is not as profitable as the former cash advance product and, therefore, the Company may need to close its centers in Ohio.

        If it is not economically viable to continue our operations in Ohio and we decide to close our Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $7.5 million to $17.4 million. The collectability of advances and fees receivable in Ohio would most likely be impaired. As of December 31, 2008, the net receivable balance in Ohio was approximately $18.6 million. The Company has not quantified the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

  Closings

        Closing of Operations in North Carolina.    At the end of 2005, the North Carolina Commissioner of Banks issued an order directing us to cease operation of our centers in the state. As a result, we ceased all of our business activities and closed our centers in North Carolina.

        The following is a summary of financial information for our operations in North Carolina for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Total revenues	$(35)	$—	$—
Total center expenses	985	111	12

Center gross profit (loss)	$(1,020)	$(111)	$(12)

        Closing of Operations in Pennsylvania.    As a result of the lending bank for Pennsylvania ceasing to originate advances and loans, we began offering the Advance America Choice-Line of Credit ("Choice-Line") in Pennsylvania in 2006. The Choice-Line product allowed customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances. On July 31, 2007, we announced that an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations. See "Item 3. Legal Proceedings." During the third and fourth quarters of 2007, we closed all of our remaining centers in Pennsylvania. The severance, lease termination and write-off of the undepreciated costs of fixed assets and other closing costs in these centers totaled approximately $2.2 million. Additionally, we recorded a charge of approximately $6.3 million for the write down of receivables. The cessation of our Pennsylvania operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Pennsylvania for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Total revenues	$29,541	$25,760	$—
Total center expenses	19,512	25,028	19

Center gross profit (loss)	$10,029	$732	$(19)

        Closing of Operations in Oregon.    Legislation in Oregon became effective in 2007 that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it was no longer economically viable to continue to operate in Oregon and we closed all of our remaining Oregon centers in the fourth quarter of 2007. During the third and fourth quarters of 2007, we recorded closing costs for severance, lease termination and write-off of the undepreciated costs of fixed assets and other closing costs in these centers which totaled approximately $1.4 million. Additionally, we recorded a charge of approximately $0.5 million for the write-down of receivables. The cessation of our Oregon operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Oregon for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Total revenues	$7,898	$4,836	$9
Total center expenses	9,061	7,291	126

Center gross profit (loss)	$(1,163)	$(2,455)	$(117)

        Closing of Operations in New Mexico.    Legislation in New Mexico became effective in 2007 that limits fees and interest on all consumer loans and gives borrowers a 130 day interest-free and fee-free extension. As a result of this legislation, we determined that it was not economically viable to continue operating in New Mexico. As a result, we closed our remaining nine centers in New Mexico in August 2008. The closing costs associated with closing our operations in New Mexico were approximately $0.1 million. The cessation of our New Mexico operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in New Mexico for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Total revenues	$2,341	$1,904	$219
Total center expenses	1,989	1,876	879

Center gross profit (loss)	$352	$28	$(660)

        Closing of Operations in Arkansas.    In March 2008, we received a letter from the Arkansas Attorney General demanding that we stop offering deferred presentment transactions under the Arkansas Check Cashers Act. In response, we complied with the Attorney General's demands and began offering consumer loans at interest rates below the applicable Arkansas usury cap. On September 16, 2008, we received a notice from the State Board of Collections that the Board had determined that consumer lenders who accept account withdrawal authorizations would be deemed by the Board to be engaged in the business of making deferred presentment transactions. During this same time, we had been in discussions with the Arkansas Attorney General to come to a resolution regarding our operations in Arkansas, and it was agreed that if we discontinued our operations in Arkansas, the Attorney General would not bring suit against us. Although we believe we have always operated in compliance with Arkansas law, we concluded that avoiding potentially costly litigation in this circumstance is in the best interest of our shareholders. As a result, we closed all 30 centers in Arkansas on or before October 31, 2008. The costs associated with closing our Arkansas operations were approximately $1.8 million, including $1.1 million due to the write-down of receivables. The cessation of our Arkansas operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Arkansas for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Total revenues	$5,289	$6,207	$3,864
Total center expenses	4,604	4,635	6,881

Center gross profit (loss)	$685	$1,572	$(3,017)

        Closing of Operations in New Hampshire.    Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it is not economically viable to continue operating in New Hampshire. As a result, we will be closing all of our 24 centers in New Hampshire in 2009. The costs associated with closing our New Hampshire operations are estimated to be approximately $1.2 million, including $0.5 million due to the write-down of receivables. Approximately $0.7 million of these expenses were recognized during 2008 and the remaining $0.5 million will be recognized in the first quarter of 2009. We do not expect the cessation of our New Hampshire operations to result in any impairment of goodwill.

        The following is a summary of financial information for our operations in New Hampshire for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Total revenues	$7,387	$7,959	$8,124
Total center expenses	3,281	4,067	4,710

Center gross profit (loss)	$4,106	$3,892	$3,414

  Acquisitions in the United Kingdom

        During the year ended December 31, 2008, we acquired two centers in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million.

        During the year ended December 31, 2007, we completed four acquisitions in the United Kingdom consisting of a total of 12 centers and 85 limited licensees for an aggregate purchase price, including transaction-related costs, of approximately $5.5 million in cash and an increase in goodwill of approximately $4.7 million.

  New centers

        We opened 302, 209 and 49 centers in the years ended December 31, 2006, 2007 and 2008, respectively. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $46,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and a security system. In addition, the typical center that has been operating for at least 24 months under the standard business model requires average working capital of approximately $87,000 to fund the center's advance portfolio.

        Of the 872 centers opened in 2005, 2006 and 2007, 810 centers remain open as of December 31, 2008. Of these, 679 have reached the point where, for at least one month, the center generated sufficient revenues to cover the center's expenses exclusive of corporate overhead (the "Breakeven Point"). The amount of time that it takes for a center to reach this Breakeven Point is affected by a number of factors including, but not limited to, the time of the year the center opens, the seasonal nature of the business and the regulatory environment of the state in which the center is opened. It is not uncommon for a center that has reached the Breakeven Point to temporarily drop below that point and then again exceed the Breakeven Point. Given the relatively fixed nature of most center expenses, the main determinant of the Breakeven Point for a given center is the number of advances outstanding.

        On average, the 679 centers reached the Breakeven Point between their tenth and thirteenth month of operations and had, on average, approximately 108 advances outstanding at that time. Cumulative operating losses to break even for these centers averaged approximately $56,000 per center. We have experienced a general trend of an increase in the time it takes a center to reach the Breakeven Point and, consequently, an increase in the cumulative operating losses to break even.

        The remaining 131 centers opened in 2005, 2006 and 2007 have yet to reach the Breakeven Point. These 131 centers are, on average, approximately 21 months old at December 31, 2008. At December 31, 2008, a seasonally high point in advances outstanding, these centers had, on average, approximately 80 advances outstanding. Cumulative operating losses to date for these centers averaged approximately $139,000 per center.

  Closed centers

        We closed 53 centers during 2006, 242 centers during 2007 (including 99 in Pennsylvania and 53 in Oregon), and 86 centers during 2008 (including 30 in Arkansas and 10 in New Mexico). The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $1.3 million, $6.7 million and $2.2 million in 2006, 2007 and 2008, respectively. Additionally, during the year ended December 31, 2007, we recorded approximately $6.8 million in charges related to the write-down of receivables in Pennsylvania and Oregon and during the year ended December 31, 2008, we recorded approximately $1.6 million in charges related to the write-down of receivables in Arkansas and New Hampshire.

  Principles of consolidation

        Our consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. and all of our wholly owned subsidiaries. For the years ended December 31, 2006 and 2007, our consolidated financial statements also include the accounts of a variable interest entity (the subsidiary of our previous third-party lender in Texas related to our CSO operations in that state) for which we were the primary beneficiary—see "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities." All significant intercompany balances and transactions have been eliminated.

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

        We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements.

  Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for our current third-party lender in Texas (see "Consolidation of Variable Interest Entity" in this section). Our advances and fees receivable, net on our balance sheet do not include the loans and interest receivable for loans processed by us for our current third-party lender in Texas or for internet-based loans, because these loans are owned by the third-party lender.

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

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a

Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The year 2007 began and ended on a Monday (a relative low point in weekly receivable balances). The year 2008 began on a Tuesday (a relative low point in weekly receivable balances) and ended on a Wednesday (a relative high point in weekly receivable balances).

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of December 31, 2008, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for third-party lender losses would change by approximately $3.2 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of December 31, 2008, the carrying value of goodwill was $126.7 million due to the amortization of goodwill prior to the adoption of SFAS 142 and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. Any impairment would lower our net income.

        We cannot predict the occurrence of certain events that might adversely affect the carrying value of its goodwill. Should the operations of the businesses with which goodwill is associated incur significant adverse changes in business, clients, adverse actions by regulators, unanticipated competition, loss of its revolving line of credit, and/or changes in technology or markets, some or all of the recorded goodwill could be impaired.

  Accrued Healthcare and Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2007 and 2008 financial statements include accruals of approximately $0.9 million and zero, respectively, for the self-insured portion of our health and dental insurance and approximately $4.6 million and $4.9 million, respectively, for workers' compensation. Beginning in the fourth quarter of 2007, we are no longer self-insured for our health insurance. We recognize our obligations associated with our self-insured benefits in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, current enrollment, employee statistics and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in enrollment or employee history, workers' compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

  Income Taxes

        We use certain assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

        No assurance can be given that neither our tax returns nor the income tax reported on our Consolidated Financial Statements will be adjusted as a result of adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service ("IRS"). We are subject to potential adverse adjustments, including but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependence on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender for the years ended December 31, 2006 and 2007. During the fourth quarter of 2007, we terminated our CSO agreement with this lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with our former lender. This new lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE. Therefore, we have not consolidated our new lender as of December 31, 2007 and 2008 and for the years ended December 31, 2007 and 2008. See "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities" for the impact of consolidating our former lender on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of December 31, 2008, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $6.3 million. The weighted average period over which this expense is expected to be recognized is approximately 4.0 years. See "Item 8. Financial Statements and Supplementary Data—Note 11. Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

Results of Operations

  Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

        The following tables set forth our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2008:

	Year Ended December 31,
	2007		2008		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$709,557	100.0%	$676,436	100.0%	$(33,121)	(4.7)%
Center Expenses:
Salaries and related payroll costs	199,416	28.1%	196,951	29.1%	2,465	1.2%
Provision for doubtful accounts	140,245	19.8%	135,857	20.1%	4,388	3.1%
Occupancy costs	96,847	13.6%	100,315	14.8%	(3,468)	(3.6)%
Center depreciation expense	17,200	2.4%	16,698	2.5%	502	2.9%
Advertising expense	26,770	3.8%	20,304	3.0%	6,466	24.2%
Other center expenses	59,340	8.4%	48,652	7.2%	10,688	18.0%

Total center expenses	539,818	76.1%	518,777	76.7%	21,041	3.9%

Center gross profit	169,739	23.9%	157,659	23.3%	(12,080)	(7.1)%
Corporate and Other Expenses (Income):
General and administrative expenses	59,410	8.4%	70,518	10.4%	(11,108)	(18.7)%
Corporate depreciation expense	3,162	0.5%	3,033	0.4%	129	4.1%
Interest expense	11,059	1.6%	11,188	1.7%	(129)	(1.2)%
Interest income	(317)	—	(128)	—	(189)	(59.6)%
Loss on disposal of property and equipment	3,189	0.4%	551	0.1%	2,638	82.7%
Loss on impairment of assets	314	—	486	—	(172)	(54.8)%

Total corporate and other expenses	76,817	10.9%	85,648	12.6%	(8,831)	(11.5)%

Income before income taxes	92,922	13.0%	72,011	10.7%	(20,911)	(22.5)%
Income tax expense	37,831	5.3%	33,540	5.0%	4,291	11.3%

Income before income of consolidated variable interest entity	55,091	7.7%	38,471	5.7%	(16,620)	(30.2)%
Income of consolidated variable interest entity	(706)	(0.1)%	—	—	706	(100.0)%

Net income	$54,385	7.6%	$38,471	5.7%	$(15,914)	(29.3)%

	Year Ended December 31,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,853	2,832
Opened	209	49
Acquired	12	2
Closed	(242)	(86)

Number of centers open at end of period	2,832	2,797

Weighted average number of centers open during the period	2,884	2,848
Number of customers served—all credit products (thousands)	1,524	1,419
Number of cash advances originated (thousands)	11,979	11,787
Aggregate principal amount of cash advances originated (thousands)	$4,317,980	$4,296,493
Average amount of each cash advance originated	$361	$366
Average charge to customers for providing and processing a cash advance	$55	$55
Average duration of a cash advance (days)	16.5	16.8
Average number of lines of credit outstanding during the period (thousands) (1)	24	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$10,377	$6,946
Average principal amount on each line of credit outstanding during the period (1)	$429	$672
Number of installment loans originated (thousands) (2)	31	32
Aggregate principal amount of installment loans originated (thousands) (2)	$12,997	$14,841
Average principal amount of each installment loan originated (2)	$417	$462

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008.

(2)
For the year ended December 31, 2007, the installment loan activity reflects loans we originated directly as the lender in Illinois. The loans we originated in Illinois had a stated term of approximately 5 months, required monthly payments that amortized the loan to zero over the term and contained rebating provisions. During early 2008, the installment loan product in Illinois was converted to allow for multiple payment frequencies, interest only payments and simple interest rate calculations.

	Year Ended December 31,
	2007		2008		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$246.0	100.0%	$237.5	100.0%	$(8.5)	(3.5)%
Center expenses:
Salaries and related payroll costs	69.1	28.1%	69.2	29.1%	(0.1)	(0.1)%
Provision for doubtful accounts	48.6	19.8%	47.7	20.1%	0.9	1.9%
Occupancy costs	33.6	13.6%	35.2	14.8%	(1.6)	(4.8)%
Center depreciation expense	6.0	2.4%	5.9	2.5%	0.1	1.7%
Advertising expense	9.3	3.8%	7.1	3.0%	2.2	23.7%
Other center expenses	20.6	8.4%	17.1	7.2%	3.5	17.0%

Total center expenses	187.2	76.1%	182.2	76.7%	5.0	2.7%

Center gross profit	$58.8	23.9%	$55.3	23.3%	$(3.5)	(6.0)%

  Revenue Analysis

        Total revenues decreased approximately $33.1 million in 2008. Total revenues for the 2,525 centers opened prior to January 1, 2007 and still open as of December 31, 2008 decreased $12.5 million from $652.8 million in 2007 to $640.3 million in 2008. Total revenues for the 272 centers opened after January 1, 2007 and still open as of December 31, 2008 increased $20.7 million from $7.9 million in 2007 to $28.6 million in 2008. Total revenues for the remaining 328 centers that closed represented a decrease of approximately $41.3 million for 2008 compared to 2007. Of this decrease, approximately $25.8 million and $4.8 million was due to the closing of our operations in Pennsylvania and Oregon, respectively, during 2007. In addition, the decrease was affected by approximately $2.3 million and $1.7 million due to the closing of our operations in Arkansas and New Mexico, respectively, during 2008.

  Center Expense Analysis

        Salaries and related payroll costs.    The decrease in salaries and related payroll costs in 2008 was due primarily to a reduction in the number of centers open during the year ended December 31, 2008 as compared to the same period in 2007. We averaged approximately 2.06 and 2.00 full-time equivalent field employees, including district directors, per center during 2007 and 2008, respectively.

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts increased to 20.1% in 2008 from 19.8% in 2007. In both periods, the provision was reduced by the bulk sales of certain customer debt, the proceeds of which were approximately $0.6 million in 2008 compared to $6.8 million in 2007. Excluding the sales of debt in both periods, the provision as a percentage of total revenues decreased to 20.2% in 2008 from 20.7% in 2007. In 2008, the provision includes approximately $1.6 million in charges related to the closure of operations in Arkansas and New Hampshire. In 2007, the provision includes approximately $6.8 million in charges related to the suspension and subsequent closure of operations in Pennsylvania and Oregon.

        Occupancy costs and center depreciation expense.    The increases in occupancy costs and center depreciation expense in 2008 were due primarily to higher rents and repair and maintenance charges.

        Advertising expense.    Advertising expense decreased in 2008 compared to 2007 due primarily to a decrease in spending in New Mexico, Arkansas and New Hampshire, as well as a decrease in spending on direct mail drops and broadcast.

        Other center expenses.    The decrease in other center expenses in 2008 was due primarily to a decrease in center closing costs, a decrease in expense related to the ramp up of our prepaid card in 2007, a decrease in bank charges, a decrease in center legal expense, a decrease in cash short and a decrease in expenses related to a previously consolidated variable interest entity.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses in 2008 was due primarily to:

  •
  higher expenses of approximately $10.5 million in our public and government relations department due primarily to costs related to our support of ballot initiatives in Arizona and Ohio and grassroots campaigns in Virginia;

  •
  an increase in fines and settlements of approximately $2.6 million and in legal fees of approximately $0.8 million; and

  •
  an increase of approximately $1.7 million of expenses related to personnel, accounting and other costs (excluding legal fees) associated with the expansion of our operations in the United Kingdom partially offset by:

  •
  a decrease of approximately $1.3 million in expenses related to personnel, consulting fees and other costs associated with new product development and management;

  •
  a decrease of approximately $0.9 million in expenses related to a reduction in other professional fees and personnel in the accounting department;

  •
  a decrease of approximately $0.9 million in expenses related to personnel and consulting fees in the human resource department;

  •
  a decrease of approximately $0.8 million in expenses related to reduced headcount in our real estate and construction departments; and

  •
  a decrease of approximately $0.6 million in expenses related to reduced headcount in our field operations departments.

        Loss on disposal of property and equipment.    The decrease in loss on disposal of property and equipment for the year ended December 31, 2008 compared to the same period in 2007 was primarily due to fewer centers closing in 2008.

        Loss on impairment of assets.    Loss on impairment of assets in 2007 and 2008 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

        Interest expense.    The increase in interest expense for the year ended December 31, 2008 compared to the same period in 2007 was due to an increase in the average outstanding balance of our revolving credit facility during the year ended December 31, 2008. This increase was partially offset by a decrease in weighted average interest rates as compared to the prior year.

        Income Tax Expense.    The decrease in income tax expense for the year ended December 31, 2008 compared to the same period in 2007 was due to the decline in net income for 2008 as compared to 2007. This decrease in total income tax expense was partially offset by an increase in our effective income tax rate to 46.6% for 2008 from 40.7% for 2007. This increase in effective income tax rate is largely due to an increase in our nondeductible lobbying expenses.

  Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

        The following tables set forth our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2007:

	Year Ended December 31,
	2006		2007		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Revenues:
Fees and interest charged to customers	$659,876	98.2%	$709,557	100.0%	$49,681	7.5%
Marketing, processing and servicing fees	12,418	1.8%	—	—	(12,418)	(100.0)%

Total revenues	672,294	100.0%	709,557	100.0%	37,263	5.5%

Center Expenses:
Salaries and related payroll costs	185,938	27.6%	199,416	28.1%	(13,478)	(7.2)%
Provision for doubtful accounts	120,855	18.0%	140,245	19.8%	(19,390)	(16.0)%
Occupancy costs	87,276	13.0%	96,847	13.6%	(9,571)	(11.0)%
Center depreciation expense	16,233	2.4%	17,200	2.4%	(967)	(6.0)%
Advertising expense	20,375	3.0%	26,770	3.8%	(6,395)	(31.4)%
Other center expenses	54,986	8.2%	59,340	8.4%	(4,354)	(7.9)%

Total center expenses	485,663	72.2%	539,818	76.1%	(54,155)	(11.2)%

Center gross profit	186,631	27.8%	169,739	23.9%	(16,892)	(9.1)%
Corporate and Other Expenses (Income):
General and administrative expenses	53,363	7.9%	59,410	8.4%	(6,047)	(11.3)%
Corporate depreciation expense	3,661	0.6%	3,162	0.5%	499	13.6%
Interest expense	7,129	1.1%	11,059	1.6%	(3,930)	(55.1)%
Interest income	(538)	(0.1)%	(317)	—	(221)	(41.1)%
Loss on disposal of property and equipment	960	0.1%	3,189	0.4%	(2,229)	(232.2)%
Loss on impairment of assets.	—	—	314	—	(314)	(100.0)%

Total corporate and other expenses	64,575	9.6%	76,817	10.9%	(12,242)	(19.0)%

Income before income taxes	122,056	18.2%	92,922	13.0%	(29,134)	(23.9)%
Income tax expense	48,858	7.3%	37,831	5.3%	11,027	22.6%

Income before income of consolidated variable interest entity	73,198	10.9%	55,091	7.7%	(18,107)	(24.7)%
Income of consolidated variable interest entity	(3,047)	(0.5)%	(706)	(0.1)%	2,341	76.8%

Net income	$70,151	10.4%	$54,385	7.6%	$(15,766)	(22.5)%

	Year Ended December 31,
	2006	2007
Center Information:
Number of centers open at beginning of period	2,604	2,853
Opened	302	209
Acquired	—	12
Closed	(53)	(242)

Number of centers open at end of period	2,853	2,832

Weighted average number of centers open during the period	2,663	2,884
Number of customers served—all credit products (thousands)	1,494	1,524
Number of cash advances originated (thousands)	11,539	11,979
Aggregate principal amount of cash advances originated (thousands)	$4,082,865	$4,317,980
Average amount of each cash advance originated	$353	$361
Average charge to customers for providing and processing a cash advance	$55	$55
Average duration of a cash advance (days)	16.2	16.5
Average number of lines of credit outstanding during the period (thousands) (1)	20	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$8,963	$10,377
Average principal amount on each line of credit outstanding during the period (1)	$448	$429
Number of installment loans originated (thousands) (2)	29	31
Aggregate principal amount of installment loans originated (thousands) (2)	$13,905	$12,997
Average principal amount of each installment loan originated (2)	$486	$417

(1)
We offered lines of credit in Pennsylvania from June 2006 through July 2007.

(2)
For the year ended December 31, 2006, the installment loan activity reflects a) loans we originated as agent for lending banks in Arkansas and Pennsylvania; and b) loans we originated directly as the lender in Illinois. The loans originated as an agent contained fixed payment terms and no discounts for early repayment. These originations ceased during 2006. The loans we originated directly as the lender in Illinois had a stated term of approximately 5 months, required monthly payments that amortized the loan to zero over the term and contained rebating provisions.

	Year Ended December 31,
	2006		2007		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$252.5	100.0%	$246.0	100.0%	$(6.5)	(2.6)%
Center expenses:
Salaries and related payroll costs	69.8	27.6%	69.1	28.1%	0.7	1.0%
Provision for doubtful accounts	45.4	18.0%	48.6	19.8%	(3.2)	(7.0)%
Occupancy costs	32.8	13.0%	33.6	13.6%	(0.8)	(2.4)%
Center depreciation expense	6.1	2.4%	6.0	2.4%	0.1	1.6%
Advertising expense	7.7	3.0%	9.3	3.8%	(1.6)	(20.8)%
Other center expenses	20.6	8.2%	20.6	8.4%	—	—

Total center expenses	182.4	72.2%	187.2	76.1%	(4.8)	(2.6)%

Center gross profit	$70.1	27.8%	$58.8	23.9%	$(11.3)	(16.1)%

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

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts increased to 19.8% in 2007 from 18.0% in 2006. In both periods, the provision was reduced by the bulk sales of certain customer debt, the proceeds of which were approximately $6.8 million in 2007 compared to $4.7 million in 2006. Excluding the sales of debt in both periods, the provision as a percentage of total revenues increased to 20.7% in 2007 from 18.7% in 2006. In 2007, the provision increased primarily due to approximately $6.8 million in charges related to the suspension and subsequent closure of operations in Pennsylvania and Oregon and a continued increase in loss rates.

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

        Loss on disposal of property and equipment.    The increase in loss on disposal of property and equipment in 2007 was primarily due to the write-off of the undepreciated costs of fixed assets in centers closed.

        Loss on impairment of assets.    Loss on impairment of assets in 2007 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2006, 2007 and 2008:

				2007 vs. 2006 Variance		2008 vs. 2007 Variance
	2006	2007	2008	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$186,125	$184,496	$186,227	$(1,629)	(0.9)%	$1,731	0.9%
Investing activities	(156,216)	(113,216)	(125,674)	43,000	27.5%	(12,458)	(11.0)%
Financing activities	10,077	(110,310)	(72,164)	(120,387)	(1,194.7)%	38,146	34.6%
Effect of exchange rate changes on cash and cash equivalents	—	36	(623)	36	100.0%	(659)	(1,830.6)%

Net increase (decrease) in cash and cash equivalents	39,986	(38,994)	(12,234)	(78,980)	(197.5)%	26,760	68.6%
Cash and cash equivalents, beginning of period	27,259	67,245	28,251	39,986	146.7%	(38,994)	(58.0)%

Cash and cash equivalents, end of period	$67,245	$28,251	$16,017	$(38,994)	(58.0)%	$(12,234)	(43.3)%

        Our principal sources of cash are from operations and from borrowings under our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, fund acquisitions and pay dividends on our common stock.

        We borrow under our revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases.

        On May 4, 2005, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $50.0 million of our outstanding common stock. On August 16, 2006, we announced that our Board of Directors had approved an extension of our stock repurchase program authorizing us to repurchase up to $100.0 million of our outstanding common stock on and after that date. Additionally, on February 13, 2008, we announced an extension of our stock repurchase program pursuant to which we were authorized to repurchase an additional $75 million of our outstanding common stock beginning on that date. In July 2008, we completed this stock repurchase program.

        During the years ended December 31, 2007 and 2008, we repurchased 6,512,462 and 11,921,948 shares, respectively, of our common stock at a cost of approximately $67.0 million and $89.0 million, respectively. During the years ended December 31, 2007 and 2008, 10,662 and 10,686 shares of our common stock, respectively, were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the dates of surrender, the shares surrendered in 2007 and 2008 had an aggregate value of approximately $116,000 and $46,624, respectively.

        Although our revolving credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our strategy or limit our current level of operations. Cash that is restricted due to certain states' regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item "Restricted cash."

  Cash Flows from Operating Activities

        Net cash provided by operating activities in 2008 as compared to 2007 increased approximately 0.9% to $186.2 million. The increase in operating cash flows was attributable to the net change of $28.5 million in operating assets and liabilities. This was partially offset by a decrease in net income of $15.9 million and a decrease in non-cash expense items of $10.9 million.

        The decrease in net cash provided by operating activities in 2007 compared to 2006 was due primarily to a net decrease in changes in operating assets and liabilities of $20.9 million (primarily due to a decrease in the change in income taxes payable) and a decrease in net income of $15.8 million, offset by an increase in non-cash adjustments of $35.0 million.

  Cash Flows from Investing Activities

        Net cash used in investing activities in 2008 as compared to 2007 increased approximately 11.0% to $125.7 million. The increase was primarily related to decreases in advances receivable of $25.1 million. This was partially offset by a decrease in acquisitions of $4.4 million, and purchases of property and equipment of $7.0 million.

        The decrease in net cash used in investing activities in 2007 compared to 2006 was primarily due to a $52.1 million decrease in the change in cash invested in advances receivable (of which $33.7 million relates to the consolidation of a variable interest entity in 2006) and a $1.0 million decrease in purchases of property and equipment, partially offset by approximately $5.1 million for the acquisitions in the United Kingdom, net of cash acquired, and a decrease in the changes in restricted cash of $4.8 million.

  Cash Flows from Financing Activities

        Net cash used in financing activities in 2008 as compared to 2007 decreased 34.6% to $72.2 million. During the period the Company had net borrowings under the revolving credit facility of approximately $47.5 million. Uses of cash during 2008 included purchases of treasury stock of $89.0 million and payment of dividends of $28.3 million.

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

Capital Expenditures

        For the years ended December 31, 2006, 2007 and 2008, we spent $17.7 million, $16.7 million and $9.7 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Prior Off-Balance Sheet Arrangements with the Lending Banks

        We previously operated as an agent for lending banks in Arkansas, Michigan, North Carolina, Pennsylvania and Texas. Each lending bank was responsible for evaluating each of its customers' applications and determining whether the cash advance or installment loan was approved. The lending banks utilized an automated third-party credit scoring system to evaluate and approve each customer application. We were not involved in the lending banks' approval process or in determining their approval procedures or criteria and, in the normal course of business, we generally did not fund or acquire any cash advances or installment loans from the lending banks. The cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks. Consequently, the lending banks' cash advances and installment loans have never been included in our balance sheet within our advances and fees receivable, net.

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

        Because of our economic exposure for excess bank losses related to the lending banks' cash advances and installment loans, we accrued for excess bank losses to reflect our probable losses related to uncollected lending bank advances and loans. The accrual for excess bank losses was established on a basis similar to the allowance for doubtful accounts.

        As a result of the conversion of our Texas and Michigan operations to our standard business model in July 2005, the discontinuation of our North Carolina operations in September 2005 and the conversion of our Pennsylvania and Arkansas operations to our standard business model in June 2006, the accrual for excess bank losses and gross profit derived from the agency business model declined to zero in 2006. Approximately 0.4% of our total center gross profit, in the year ended December 31, 2006, was derived from the agency business model.

Off-Balance Sheet Arrangement with Current Third-Party Lender

        In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2007 and 2008, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $20.5 million and $18.2 million, respectively, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at December 31, 2007 and 2008 was approximately $4.6 million and $4.0 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See "Item 8. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2008, including periodic interest payments, included the following (dollars in thousands):

		Payment due by period
Contractual Cash Obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
Long-term debt obligations:
Revolving credit facility	$189,817	$—	$—	$189,817	$—
Mortgage payable	6,771	797	1,593	1,593	2,788
Note payable	104	104	—	—	—
Operating lease obligations (1)	145,984	61,522	68,524	14,597	1,341
Purchase obligations	218	218	—	—	—
Other	160	160	—	—	—

Total	$343,054	$62,801	$70,117	$206,007	$4,129

(1)
Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

        In addition to the contractual cash commitments above we had approximately $1.7 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

  Long-Term Debt Obligations

        Revolving Credit Facility.    In March 2008, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility now provides us with a $270.0 million revolving line of credit, including the ability to issue up to $25.0 million in letters of credit. Our revolving credit facility matures on March 24, 2013. We have the option to increase the revolving credit facility by an additional $95.0 million upon receipt of sufficient commitments from lenders in the lending syndicate and other eligible lenders as defined in the credit agreement. Any portion of our revolving credit facility that is repaid may be borrowed again subject to any limitations based on financial covenants. In July 2008, we amended our credit facility to modify the consolidated net worth test to reduce the requirement by the cost of repurchases of common stock made after January 1, 2008.

        As of December 31, 2008, we had $189.8 million outstanding on the revolving portion of our credit facility and approximately $1.1 million of letters of credit outstanding, leaving approximately $79.1 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of December 31, 2008, the senior leverage covenant restricted our availability to approximately $13.9 million.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of December 31, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half times trailing twelve month EBITDA as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing 12-month EBITDA, as defined in the credit agreement, as of December 31, 2008 was approximately $105.0 million. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at December 31, 2008. See "Liquidity and Capital Resources" in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

        We borrow under our revolving credit facility to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases.

        United Kingdom Overdraft Facility    In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum available borrowings under the facility are GBP 400,000, which is equivalent to approximately $580,000 at December 31, 2008. The interest rate on any borrowings under this facility is the Bank of England base rate plus 1.75%. The facility is repayable upon demand by the lender. We did not borrow under this facility during the year ended December 31, 2008.

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.4 million and $5.0 million at December 31, 2007 and 2008, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.9 million and $4.7 million at December 31, 2007 and 2008, respectively.

  Operating Lease Obligations

        We lease our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessors under the aircraft hanger space lease and other office and warehouse space leases are companies controlled by or affiliated with our former Chairman. See "Item 8. Financial Statements and Supplementary Data—Note 13. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2008, our purchase obligations totaled approximately $0.2 million.

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

        We test our goodwill for impairment annually as of September 30, or if there is a significant change in the business environment. In addition, we performed an updated goodwill impairment test as of December 31, 2008 as a result of a change in our reporting units. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation.

Impact of Inflation

        We believe our results of operations are not dependent upon the levels of inflation.

Impact of New Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows.

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

        In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). This Staff Position amends FASB Statements No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" as revised to require public entities to provide additional disclosures about their involvement with Variable Interest Entities ("VIEs"). FSP 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ended December 31, 2008. The Company has adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8.

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

        We have based these forward-looking statements on management's current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

  •
  the extent to which federal, state, local and foreign governmental regulation of cash advance services, consumer lending and related financial products and services limits or prohibits the operation of our business;

  •
  our ability to continue to meet the listing standards of the New York Stock Exchange;

  •
  our ability to continue to generate sufficient cash flow to satisfy our liquidity needs and future cash dividends;

  •
  our ability to find additional growth opportunities or to identify and successfully implement new product and service offerings;

  •
  current and future litigation and regulatory proceedings against us;

  •
  the effect of the current adverse economic conditions on our revenues and loss rates;

  •
  the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

  •
  the adequacy of our allowance for doubtful accounts, accrual for third-party lender losses and estimates of losses;

  •
  the availability of adequate financing;

  •
  the possible impairment of goodwill;

  •
  the effect of extended repayment plans on our revenues, loss experience, provision for doubtful accounts and results of operations;

  •
  our ability to operate on a profitable basis in Canada and the United Kingdom;

  •
  our relationship with the banks that are party to our revolving credit facility and that provide certain services that are needed to operate our business;

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

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2007 and 2008. The weighted average interest rate on our $142.3 million of variable interest debt as of December 31, 2007 was approximately 7.76%. The weighted average interest rate on our $189.8 million of variable interest debt as of December 31, 2008 was approximately 4.17%.

        We had total interest expense of $7.1 million, $11.1 million and $11.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.8 million in 2006, $1.4 million in 2007 and $3.4 million in 2008.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2007 and 2008.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing our net assets at December 31, 2007 and 2008 by approximately $75,000 and $2.6 million, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2009

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets

December 31, 2007 and December 31, 2008

(in thousands, except per share data)

	2007	2008
Assets
Current assets
Cash and cash equivalents	$28,251	$16,017
Advances and fees receivable, net	221,480	220,115
Deferred income taxes	13,737	13,008
Other current assets	13,578	15,721

Total current assets	277,046	264,861
Restricted cash	5,701	4,633
Property and equipment, net	57,616	46,091
Goodwill	127,286	126,661
Other assets	4,049	4,764

Total assets	$471,698	$447,010

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,204	$13,977
Accrued liabilities	31,823	33,917
Income taxes payable	—	1,625
Accrual for third-party lender losses	4,587	3,960
Current portion of long-term debt	542	545

Total current liabilities	53,156	54,024
Revolving credit facility	142,302	189,817
Long-term debt	5,136	4,590
Deferred income taxes	20,629	22,311
Deferred revenue	—	4,791
Other liabilities	184	218

Total liabilities	221,407	275,751

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 72,947 and 61,087 outstanding as of December 31, 2007 and 2008, respectively	968	968
Paid in capital	286,999	288,635
Retained earnings	133,789	143,961
Accumulated other comprehensive loss	(75)	(2,585)
Common stock in treasury (23,874 and 35,734 shares at cost at December 31, 2007 and 2008, respectively)	(171,390)	(259,720)

Total stockholders' equity	250,291	171,259

Total liabilities and stockholders' equity	$471,698	$447,010

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income

Years Ended December 31, 2006, 2007 and 2008

(in thousands, except per share data)

	2006	2007	2008
Revenues:
Fees and interest charged to customers	$659,876	$709,557	$676,436
Marketing, processing and servicing fees	12,418	—	—

Total revenues	672,294	709,557	676,436

Center Expenses:
Salaries and related payroll costs	185,938	199,416	196,951
Provision for doubtful accounts	120,855	140,245	135,857
Occupancy costs	87,276	96,847	100,315
Center depreciation expense	16,233	17,200	16,698
Advertising expense	20,375	26,770	20,304
Other center expenses	54,986	59,340	48,652

Total center expenses	485,663	539,818	518,777

Center gross profit	186,631	169,739	157,659
Corporate and Other Expenses (Income):
General and administrative expenses	52,816	59,125	70,241
General and administrative expenses with related parties	547	285	277
Corporate depreciation expense	3,661	3,162	3,033
Interest expense	7,129	11,059	11,188
Interest income	(538)	(317)	(128)
Loss on disposal of property and equipment	960	3,189	551
Loss on impairment of assets	—	314	486

Income before income taxes	122,056	92,922	72,011
Income tax expense	48,858	37,831	33,540

Income before income of consolidated variable interest entity	73,198	55,091	38,471
Income of consolidated variable interest entity	(3,047)	(706)	—

Net income	$70,151	$54,385	$38,471

Net income per common share:
Basic	$0.87	$0.70	$0.60
Diluted	$0.87	$0.70	$0.60
Dividends declared per common share	$0.44	$0.50	$0.44
Weighted average number of shares outstanding:
Basic	80,889	77,923	64,233
Diluted	80,917	77,935	64,233

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2006, 2007 and 2008

(in thousands, except per share data)

	Common Stock
					Accumulated Other Comprehensive Loss	Common Stock In Treasury
		Par Value	Paid-In Capital	Retained Earnings
	Shares					Shares	Amount	Total
Balances, December 31, 2005	96,821	$968	$282,840	$83,842	$—	(14,602)	$(64,625)	$303,025
Net income	—	—	—	70,151	—	—	—	70,151
Dividends paid ($0.44 per share)	—	—	—	(35,573)	—	—	—	(35,573)
Dividends payable	—	—	—	(162)	—	—	—	(162)
Purchases of treasury stock	—	—	—	—	—	(2,821)	(40,087)	(40,087)
Issuance of restricted stock	—	—	—	—	—	143	—	—
Forfeitures of restricted stock	—	—	20	—	—	(11)	(20)	—
Amortization of restricted stock	—	—	1,529	—	—	—	—	1,529
Stock option expense	—	—	951	—	—	—	—	951
Issuance of common stock to director in lieu of cash	—	—	42	—	—	4	21	63

Balances, December 31, 2006	96,821	968	285,382	118,258	—	(17,287)	(104,711)	299,897
Comprehensive income:
Net income	—	—	—	54,385	—	—	—	54,385
Foreign currency translation	—	—	—	—	(75)	—	—	(75)

Total comprehensive income								54,310
Dividends paid ($0.50 per share)	—	—	—	(38,839)	—	—	—	(38,839)
Dividends payable	—	—	—	(15)	—	—	—	(15)
Purchases of treasury stock	—	—	—	—	—	(6,513)	(67,016)	(67,016)
Issuance of restricted stock	—	—	—	—	—	40	—	—
Forfeitures of restricted stock	—	—	383	—	—	(121)	(383)	—
Vesting of restricted stock issued from treasury stock	—	—	(676)	—	—	—	676	—
Amortization of restricted stock	—	—	948	—	—	—	—	948
Stock option expense	—	—	907	—	—	—	—	907
Issuance of common stock to director in lieu of cash	—	—	55	—	—	7	44	99

Balances, December 31, 2007	96,821	968	286,999	133,789	(75)	(23,874)	(171,390)	250,291
Comprehensive income:
Net income	—	—	—	38,471	—	—	—	38,471
Foreign currency translation	—	—	—	—	(2,510)	—	—	(2,510)

Total comprehensive income								35,961
Dividends paid ($0.44 per share)	—	—	—	(28,251)	—	—	—	(28,251)
Dividends payable	—	—	—	(48)	—	—	—	(48)
Purchases of treasury stock	—	—	—	—	—	(11,922)	(88,962)	(88,962)
Issuance of restricted stock	—	—	—	—	—	42	—	—
Vesting of restricted stock issued from treasury stock	—	—	(490)	—	—	—	490	—
Amortization of restricted stock	—	—	862	—	—	—	—	862
Stock option expense	—	—	1,309	—	—	—	—	1,309
Issuance of common stock to director in lieu of cash	—	—	(45)	—	—	20	142	97

Balances, December 31, 2008	96,821	$968	$288,635	$143,961	$(2,585)	(35,734)	$(259,720)	$171,259

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2007 and 2008

(in thousands)

	2006	2007	2008
Cash flows from operating activities
Net income	$70,151	$54,385	$38,471
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Income of consolidated variable interest entity	3,047	706	—
Depreciation and amortization	19,894	20,362	19,781
Non-cash interest expense	987	1,009	704
Provisions for doubtful accounts	120,855	140,245	135,857
Agency bank charge-offs, net of recoveries	(2,803)	—	—
Deferred income taxes	(7,573)	5,126	2,411
Loss on disposal of property and equipment	960	3,189	551
Loss on impairment of assets	—	314	486
Amortization of restricted stock	1,529	948	862
Stock option expense	951	907	1,309
Common stock issued to director in lieu of cash	63	99	97
Changes in operating assets and liabilities
Fees receivable, net	(20,418)	(27,821)	(19,060)
Other current assets	(6,632)	(1,583)	(2,453)
Other assets	284	511	162
Accounts payable	995	2,039	(1,672)
Accrued liabilities	201	(957)	2,305
Deferred revenue	—	—	4,791
Income taxes payable	3,634	(14,983)	1,625

Net cash provided by operating activities	186,125	184,496	186,227

Cash flows from investing activities
Changes in advances receivable	(143,264)	(91,178)	(116,317)
Changes in restricted cash	4,588	(255)	1,068
Acquisitions of business, net of cash acquired	(41)	(5,128)	(769)
Proceeds from sale of property and equipment	190	36	74
Purchases of property and equipment	(17,689)	(16,691)	(9,730)

Net cash used in investing activities	(156,216)	(113,216)	(125,674)

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2006, 2007 and 2008

(in thousands)

	2006	2007	2008
Cash flows from financing activities
Proceeds from revolving credit facility, net	66,902	37,467	47,515
Increase (decrease) in non-controlling interest of variable interest entity	8,453	(33,246)	—
Payments on mortgage payable	(357)	(384)	(413)
Payments on long-term debt	—	(51)	—
Payments on note payable	(116)	(153)	(130)
Payments of financing costs	(8)	(150)	(1,622)
Purchases of treasury stock	(40,087)	(67,016)	(88,962)
Payments of dividends	(35,573)	(38,839)	(28,251)
Changes in book overdrafts	10,863	(7,938)	(301)

Net cash provided by (used in) financing activities	10,077	(110,310)	(72,164)

Effect of exchange rate changes on cash and cash equivalents	—	36	(623)

Net increase (decrease) in cash and cash equivalents	39,986	(38,994)	(12,234)
Cash and cash equivalents, beginning of period	27,259	67,245	28,251

Cash and cash equivalents, end of period	$67,245	$28,251	$16,017

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,884	$9,896	$10,530
Income taxes	52,796	49,545	28,665
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	1,563	966	99
Restricted stock dividends payable	162	15	48
Net assets acquired through acquisitions of business	—	740	61

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Description of Business

        The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company"). For the years ended December 31, 2006 and 2007, the Company's consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary—see Note 16. All significant intercompany balances and transactions have been eliminated.

        At December 31, 2008, the Company operated 2,767 centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash") and 20 centers in the United Kingdom and 10 centers in Canada under the brand name National Cash. In each jurisdiction, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers (which is referred to as the standard business model). In certain states, the Company previously conducted business as a marketing, processing and servicing agent for Federal Deposit Insurance Corporation ("FDIC") supervised, state-chartered banks that made cash advances and installment loans to their customers pursuant to the authority of the laws of the states in which they were located and the authority of federal interstate banking laws, regulations and guidelines (which is referred to as the agency business model). The banks for which the Company has acted as an agent are referred to as lending banks. The Company no longer operates under the agency business model. The Company's operations in the United Kingdom are conducted in accordance with applicable English law. The Company's operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2007 and 2008. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $250,000 are not insured by the FDIC.

Restricted Cash

        Restricted cash includes cash in certain money market accounts and certificates of deposit. Restricted cash is restricted due to certain states' liquidity requirements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

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

Advances and Fees Receivable, Net

        The Company segregates its accounts receivable into advances receivable, fees and interest receivable, returned item receivables, loans and fees receivable of consolidated variable interest entity (related to the Company's former third-party lender in Texas—see Note 16) and other receivables. Advances receivable and fees and interest receivable include advances that have not been repaid. Returned item receivables include advances for which the customer's personal check has been deposited and the check has been returned due to non-sufficient funds in the customers' accounts, closed accounts or other reasons. Other receivables primarily include miscellaneous receivables. Advances and fees receivable, net do not include the advances and interest receivable for loans processed by the Company for the current third-party lender in Texas since these loans are owned by the third-party lender. Advances and fees and interest receivable are carried at cost less unearned revenues and the allowance for doubtful accounts.

Allowance for Doubtful Accounts, Accrual for Third-Party Lender Losses and Accrual for Excess Bank Losses

        The allowance for doubtful accounts represents management's estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net on the Company's balance sheet. The accrual for third-party lender losses represents management's estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 16) and is recorded as a current liability on the Company's balance sheet. Under the former agency business model, the Company previously recorded an accrual for excess bank losses as a current liability on the Company's balance sheet which represented the Company's estimated share of losses on advances and loans the Company marketed, processed and serviced for the lending banks.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

        The Company has charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts (or the accrual for excess bank losses) and credited any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts (or the accrual for excess bank losses).

        Under the standard business model, unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer's bank for non-sufficient funds or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus the original fee. Under the former agency business model, unpaid cash advances and the related fees and/or interest generally were charged off 60 days from the due date and unpaid installment loans and the related fees and/or interest generally were charged off 60 days from the deposit date if the check was returned by the customer's bank for non-sufficient funds or other reasons. Under either model, unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

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

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company had no impairment losses in 2006. The Company recorded in the first quarter of 2007 an impairment of assets expense of approximately $0.3 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2008 an impairment of assets expense of approximately $0.5 million to write off the undepreciated costs of underperforming centers identified for future closure.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

        The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalizes internal use software if that software meets the following criteria:

  •
  The software is acquired, internally developed or modified solely to meet the Company's internal needs; and

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

Cash Overdrafts

        The Company has included in accounts payable book overdrafts of $6.7 million and $5.2 million at December 31, 2007 and 2008, respectively.

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

Concentration of Risk

        During the year ended December 31, 2008, the Company operated in 35 states in the United States. For the years ended December 31, 2006, 2007 and 2008, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 47%, 47% and 48%, respectively, of the Company's total revenues.

Advertising Costs

        Advertising costs are expensed when incurred.

Pre-opening Costs

        New center pre-opening costs are expensed when incurred.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

Center Closing Costs

        Center closing costs represent management's estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expense related to closing a center. A liability for severance payments is recognized when management: (i) decides to close a center and this plan is unlikely to change; (ii) determines that an employee cannot be relocated to another center; and (iii) informs the employee of the termination and the benefits that will be paid. The severance liability is recognized at the time the termination is communicated to the employee or, if the employee is required to continue service in order to receive the benefit, ratably until the center closes. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the lease's cease-use date. All other expenses are recorded when incurred.

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

Derivative and Hedging Activities

        The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for speculative or trading purposes. The Company had no derivative financial instruments outstanding as of December 31, 2007 and 2008.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. At December 31, 2006, 2007 and 2008, zero, 22,277, and 241,363, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At December 31, 2006, 2007 and 2008, options to purchase 1,280,000, 1,230,000 and 1,582,500 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	80,889	77,923	64,233
Effect of dilutive unvested restricted stock	28	10	—
Effect of dilutive outstanding stock options	—	2	—

Weighted average number of common shares outstanding-diluted	80,917	77,935	64,233

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including cash and cash equivalents, advances and fees receivable, the carrying amounts approximate fair value due to their short maturities.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

Foreign Currency Translation and Transactions

        The Company operates centers in the United Kingdom and Canada. The financial statements of these foreign businesses have been translated into United States dollars in accordance with U.S. generally accepted accounting principles. All balance sheet accounts were translated at the respective current exchange rate as of the balance sheet date and all income statement accounts were translated at the respective average exchange rate for the period. The resulting translation adjustments, as well as exchange rate gains and losses on intercompany balances of a long-term investment nature, are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses. Accumulated other comprehensive loss of $75,000 at December 31, 2007 consists of approximately $124,000 of foreign currency translation adjustments, net of related tax of $49,000. Accumulated other comprehensive loss of $2.6 million at December 31, 2008 consists of approximately $2.7 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million.

Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date and through December 31, 2008, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The Company is subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2005.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

1. Description of Business and Significant Accounting Policies (Continued)

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

        In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). This Staff Position amends FASB Statement No. 140 "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities" to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" as revised to require public entities to provide additional disclosures about their involvement with Variable Interest Entities ("VIEs"). FSP 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ended December 31, 2008. The Company has adopted the disclusure requirements of FSP FAS 140-4 and FIN 46(R)-8.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

2. Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2008, 38 states and the District of Columbia had specific laws that permitted cash advances or a similar form of short-term consumer loans. As of December 31, 2008, the Company operated in 33 of these 38 states.

        The Company does not currently conduct business in the remaining five of these 38 states or in the District of Columbia, and will stop conducting business in New Hampshire in early 2009, because the Company does not believe it is currently economically attractive to offer its current products and services in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. The remaining 12 states do not have laws specifically authorizing the cash advance business or short-term consumer finance business. However, other laws may permit the Company to offer its current products and services in these states.

        The scope of state regulation, including the fees and terms of the Company's products and services, varies from state to state. Most states with laws that specifically regulate the Company's products and services establish allowable fees and/or interest and other charges to consumers. In addition, many states regulate the maximum amount, maturity and renewal or extension of cash advances or loans. State statutes often specify minimum and maximum maturity dates for cash advances and, in some cases, specify mandatory cooling-off periods between transactions.

        State statutes authorizing our products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules. In addition, when the staff of state regulatory bodies change, it is possible that the interpretations of applicable laws and regulations may also change.

        The Company's centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting business in the state as a provider of cash advances or similar short-term consumer credit.

        Although states provide the primary regulatory framework under which the Company offers cash advance services, certain federal laws also impact the business. The Company's cash advance services are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

2. Regulatory Requirements (Continued)

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

        Additionally, various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. Most recently, on February 26, 2009, U.S. Senator Richard Durbin introduced a bill in Congress to establish a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Likewise, U.S. Representative Luis Gutierrez introduced a bill on the same day that would, among other things, place a 15 cent per dollar borrowed ($.15/$1.00) cap on fees for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing) and require us to offer an extended payment plan that severely restricts our cash advance product. In addition to these bills, the Obama Administration agenda states that U.S. President Barack Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions.

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

3. Marketing, Processing and Servicing Arrangements

        In connection with the Company's former agency business model, the Company entered into marketing, processing and servicing agreements ("MP&S Agreements") with lending banks that offered cash advances and installment loans.

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

        Although the Company marketed, processed and serviced cash advances and installment loans made by the lending banks, each lending bank was responsible for evaluating each of its customers' applications and determining whether to approve the cash advance or installment loan. The Company

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

3. Marketing, Processing and Servicing Arrangements (Continued)

was not involved in the lending banks' cash advance or installment loan approval process or the determination of their approval procedures or criteria. The cash advances and installment loans were repayable solely to the lending banks and were assets of the lending banks; accordingly, they were never included in the Company's balance sheet.

        Prior to July 2005, under each MP&S Agreement, the Company's fees included each lending bank's contractual obligation for its portion of the losses on cash advances. If actual losses exceeded the lending bank's contractual obligations, the Company was potentially obligated to pay the lending bank the outstanding amount of the advances plus the lending bank's fees and/or interest receivable on the advances, less the lending bank's contractually obligated portion of the losses. Beginning in July 2005, the lending bank in North Carolina and Arkansas became responsible for all losses associated with its cash advances and installment loans, while the lending bank in Pennsylvania continued to be contractually obligated only for a portion of its losses.

4. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2007	2008
Advances receivable	$209,897	$215,577
Fees and interest receivable	36,454	33,633
Returned items receivable	49,442	42,996
Other	11,224	3,751
Allowance for doubtful accounts	(61,306)	(59,441)
Unearned revenues	(24,231)	(16,401)

Advances and fees receivable, net	$221,480	$220,115

5. Allowance for Doubtful Accounts, Accrual for Excess Bank Losses and Accrual for Third-Party Lender Losses

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2006	2007	2008
Beginning balance	$45,585	$57,396	$61,306
Provision for doubtful accounts	119,425	140,245	136,484
Charge-offs	(137,714)	(165,716)	(162,932)
Recoveries	30,100	33,859	24,583
Transfer to accrual for third-party lender losses	—	(4,587)	—
Acquired	—	109	—

Ending balance	$57,396	$61,306	$59,441

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

5. Allowance for Doubtful Accounts, Accrual for Excess Bank Losses and Accrual for Third-Party Lender Losses (Continued)

        Changes in the accrual for excess bank losses were as follows (in thousands):

	2006	2007	2008
Beginning balance	$1,373	$—	$—
Provision for doubtful accounts	1,430	—	—
Charge-offs	(4,752)	—	—
Recoveries	1,949	—	—

Ending balance	$—	$—	$—

        The provision for doubtful accounts related to the accrual for excess bank losses consisted of those losses for which the lending banks were contractually obligated and an estimate by which actual losses differed from the lending banks' contractual obligations.

        Changes in the accrual for third-party lender losses were as follows (in thousands):

	2006	2007	2008
Beginning balance	$—	$—	$4,587
Provision for doubtful accounts	—	4,587	(627)

Ending balance	$—	$4,587	$3,960

        The total changes in the allowance for doubtful accounts, the accrual for excess bank losses and the accrual for third-party lender losses were as follows (in thousands):

	2006	2007	2008
Beginning balance	$46,958	$57,396	$65,893
Provision for doubtful accounts	120,855	140,245	135,857
Charge-offs	(142,466)	(165,716)	(162,932)
Recoveries	32,049	33,859	24,583
Acquired	—	109	—

Ending balance	$57,396	$65,893	$63,401

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

6. Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	2007	2008
Land and land improvements	$1,479	$1,479
Leasehold improvements	48,534	50,086
Office furniture and equipment	78,465	80,884
Software	10,544	11,101
Building	5,293	5,293
Aircraft	2,790	2,790
Construction in progress	2,091	771

Property and equipment	149,196	152,404
Less accumulated depreciation	(91,580)	(106,313)

Property and equipment, net	$57,616	$46,091

7. Goodwill

        Goodwill represents the excess cost over the fair value of assets acquired. During the year ended December 31, 2008, the Company completed two acquisitions in the United Kingdom consisting of a total of two centers for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million. During the year ended December 31, 2007, the Company completed four acquisitions in the United Kingdom consisting of a total of 12 centers and 85 limited licensees for an aggregate purchase price, including transaction-related costs, of approximately $5.5 million in cash and an increase in goodwill of approximately $4.7 million.

        The Company tests its goodwill for impairment annually as of September 30, or if there is a significant change in the business environment. In addition, the Company performed an updated goodwill impairment test as of December 31, 2008 as a result of a change in its reporting units. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company, considers current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. The results of the 2006, 2007 and 2008 tests indicated there was no impairment.

        We have approximately $4.0 million of goodwill in our UK operations. As of December 31, 2008, those operations have cumulatively generated negative cash flow and currently have not reached break

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

7. Goodwill (Continued)

even at the center gross profit level. Our expansion efforts in the UK are approximately 15 months old and therefore we are still in the early stages of our build out. The goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base.

8. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2007	2008
Employee compensation	$11,797	$13,533
Workers' compensation	4,629	4,851
Health and dental insurance	925	—
Lease smoothing	2,920	3,011
Advertising	436	584
Construction in progress	962	99
Center closing costs	1,696	871
Accounting and tax	1,058	1,158
Property, sales and franchise taxes	558	558
Legal	1,789	1,128
Deferred revenue	—	1,830
Legal settlements	—	2,600
Severance	1,113	374
Other	3,940	3,320

Total	$31,823	$33,917

9. Revolving Credit Facility and Long-Term Debt

Revolving Credit Facility

        In March 2008, the Company amended and restated its prior revolving credit facility with a syndicate of banks. This credit facility now provides the Company with a $270.0 million revolving line of credit, which amount includes the ability to issue up to $25.0 million in letters of credit. This revolving credit facility matures on March 24, 2013. The Company has the option to increase the revolving credit facility by an additional $95.0 million, subject to compliance with the credit agreement's covenants and conditions and upon receipt of sufficient commitments from lenders in the lending syndicate.

        The credit facility is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at December 31, 2008.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

9. Revolving Credit Facility and Long-Term Debt (Continued)

        In general, the Company's borrowings under the revolving credit facility bear interest, at the Company's option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company's total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company's total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company's total leverage ratio. As of December 31, 2008, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

        As of December 31, 2008, the Company had $189.8 million outstanding on the revolving portion of the credit facility and $1.1 million of letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

        In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

        The weighted average interest rate was 7.76% and 4.17% at December 31, 2007 and 2008, respectively.

        Total commitment fees paid were $1.0 million, $1.2 million, and $0.4 million for the years ended December 31, 2006, 2007, and 2008, respectively.

        The carrying value of the credit facility approximated its fair value at December 31, 2007 and 2008.

        In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum borrowings under this facility are GBP 400,000, which is equivalent to approximately $580,000 at December 31, 2008. The interest rate on any borrowings under this overdraft facility is the Bank of England base rate plus 1.75%. This facility is repayable upon demand by the lender. The Company did not borrow under this facility during the year ended December 31, 2008.

Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	2007	2008
Mortgage payable	$5,447	$5,034
Note payable	231	101

Total long-term debt	5,678	5,135
Less current portion	(542)	(545)

Long-term debt	$5,136	$4,590

        The Company owns its headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

9. Revolving Credit Facility and Long-Term Debt (Continued)

$66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements and building) was $4.9 million and $4.7 million at December 31, 2007 and 2008, respectively.

        The fair value of the long-term debt is estimated using a discounted cash flow analysis and was approximately $5.6 million and $5.8 million at December 31, 2007 and 2008, respectively.

        Interest expense consisted of the following (in thousands):

	2006	2007	2008
Interest expense:
Mortgage payable	$438	$411	$382
Credit facility	4,484	7,012	10,076
Amortization of deferred financing costs	987	1,009	704
Interest expense of consolidated variable interest entity	1,036	2,517	—
Other	184	110	26

Total interest expense	$7,129	$11,059	$11,188

        Revolving credit facility and long-term debt maturities for the next five years and thereafter are (in thousands):

2009	$545
2010	477
2011	513
2012	552
2013	190,411
Thereafter	2,454

Total	$194,952

10. Income Taxes

        Income tax expense consisted of the following (in thousands):

	2006	2007	2008
Current
Federal	$47,078	$25,915	$27,606
State	9,352	6,743	3,416

	56,430	32,658	31,022
Deferred	(7,572)	5,173	2,518

Total	$48,858	$37,831	$33,540

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

10. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2006	2007	2008
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net	4.3	4.3	4.6
Nondeductible Lobbying Expense	—	—	5.1
Other	0.7	1.4	1.9

Effective income tax rate	40.0%	40.7%	46.6%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2007	2008
Deferred tax assets
Accrued expenses	$8,074	$8,008
Bad debts	5,665	5,230
Net operating loss carryforwards	1,048	2,247
State credit carryforwards	1,424	1,495
Other	1,099	439
Valuation allowance	(897)	(1,556)

Total deferred tax assets	16,413	15,863

Deferred tax liabilities
Goodwill	(16,524)	(19,176)
Depreciation	(4,619)	(4,000)
Prepaid expenses	(1,497)	(1,334)
Book versus tax basis difference for aircraft	(665)	(656)

Total deferred tax liabilities	(23,305)	(25,166)

Net deferred tax liability	$(6,892)	$(9,303)

        As of December 31, 2007 and 2008, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $1.0 million and $1.1 million, respectively, which will begin to expire in 2014. A valuation allowance of $0.5 million has been recorded at December 31, 2008 because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2007 and 2008, the Company had credit carryforwards for state income tax purposes totaling approximately $1.4 million and $1.5 million, respectively, which will begin to expire in 2010. Additionally, as of December 31, 2008, the Company had foreign net operating losses in the United Kingdom and Canada totaling approximately $1.1 million. A full valuation allowance has been recorded at December 31, 2008 because management believes it is more likely than not that the entire deferred tax asset related to the foreign net operating loss carryforwards will not be realized.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

10. Income Taxes (Continued)

        Effective January 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized no adjustments in the liability for unrecognized income tax benefits. At the adoption date and through December 31, 2008 the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

        The Company is subject to U.S. income taxes as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before the tax year ended September 30, 2005.

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

December 31, 2006, 2007 and 2008

11. Stock-Based Compensation Plans (Continued)

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

        To estimate each stock option's weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
Expected term (years)	4.41	4.95	5.42
Expected volatility	47%	46%	48%
Expected dividends (yield)	3.6%	3.5%	4.1%
Risk-free rate	4.63%	3.91%	2.93%

        The weighted-average grant-date fair values of options granted during the years ended December 31, 2006, 2007 and 2008 were $4.85 per option, $3.51 per option and $2.70 per option, respectively, and are being expensed ratably over each award's respective vesting period.

        The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2008 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,582,500	592,500
Range of exercise prices	$8.48-$14.70	$8.60-$14.70
Weighted-average exercise price	$11.81	$12.43
Aggregate intrinsic value (in thousands)	$(15,693,925)	$(6,244,337)
Weighted-average remaining contractual term (years)	7.56	7.27

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

11. Stock-Based Compensation Plans (Continued)

        A summary of the Company's authorized and available shares, activity and the weighted average stock option exercise prices under its stock based compensation plans follows:

		Outstanding
	Authorized	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
Outstanding at December 31, 2005	5,200,000	457,043	1,200,000	3,542,957	$12.47
Authorized	—	—	—	—	—
Granted	—	143,334	80,000	(223,334)	14.70
Exercised	—	—	—	—	—
Canceled	—	(11,333)	—	11,333	—

Outstanding at December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	12.61
Authorized	—	—	—	—	—
Granted	—	40,000	457,500	(497,500)	10.69
Exercised	—	—	—	—	—
Canceled	—	(121,056)	(260,000)	381,056	12.21

Outstanding at December 31, 2007	5,200,000	507,988	1,477,500	3,214,512	12.08
Authorized	—	—	—	—	—
Granted	—	42,000	152,500	(194,500)	8.52
Exercised	—	—	—	—	—
Canceled	—	—	(47,500)	47,500	9.88

Outstanding at December 31, 2008	5,200,000	549,988	1,582,500	3,067,512	$11.81

        A summary of the Company's restricted stock activity and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2005	391,488	$12.69
Granted	143,334	14.37
Vested	(102,689)	13.58
Forfeited	(11,333)	14.81

Nonvested at December 31, 2006	420,800	12.99
Granted	40,000	11.67
Vested	(73,077)	13.10
Forfeited	(121,056)	14.44

Nonvested at December 31, 2007	266,667	12.10
Granted	42,000	8.65
Vested	(67,304)	12.28
Forfeited	—	—

Nonvested at December 31, 2008	241,363	$10.30

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

11. Stock-Based Compensation Plans (Continued)

        The total grant date fair value of restricted shares vested during the years ended December 31, 2006, 2007 and 2008 was approximately $1.4 million, $1.0 million and $0.8 million, respectively, and the total market value of these shares on the dates vested was approximately $1.5 million, $0.7 million and $0.2 million, respectively.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2006, 2007 and 2008 follows (in thousands):

	2006	2007	2008
Restricted stock	$1,529	$948	$862
Stock options	951	907	1,309

Total stock-based compensation expense	$2,480	$1,855	$2,171

        As of December 31, 2008, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $6.3 million. The weighted average period over which this expense is expected to be recognized is approximately 4.0 years.

12. Commitments and Contingencies

Legal Proceedings

        The Company is involved in a number of active lawsuits, including lawsuits arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators. Unless otherwise stated below, the Company is vigorously defending against these actions. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleges that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present (which would total approximately $21.4 million for deferred presentment transactions made during that time or approximately $87 million in damages for all transactions originated processed, and serviced during that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees and costs. The trial court has denied the Company's motion to compel arbitration and the class was certified in April 2008. The Company appealed both decisions. The appellate court denied the company's appeal as to the motion to compel arbitration, but the class certification appeal remains pending. The plaintiff has filed a motion for summary judgment which the Company has opposed. A ruling on this motion is expected sometime in the latter half of 2009.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

12. Commitments and Contingencies (Continued)

  Magee and Johnson v. Advance America Servicing of Arkansas, Inc.

        On October 13, 2008, Gary Neil Magee and Charlotte Johnson filed a putative class action in the Circuit Court of Clark County, Arkansas alleging that the Company's Arkansas subsidiary violated the Arkansas usury law and the Arkansas Deceptive Trade Practices Act. The complaint alleges that the fees charged by the Company's subsidiary to cash checks were interest on consumer loans and usurious under state law. The parties seek compensatory damages in amount equal to twice the combined interest plus unrelated check cashing fees on the loans from April 2008 to October 2008, and a declaration that the transactions are void, plus attorneys' fees and costs. The Company has filed separate motions to dismiss and to compel arbitration.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 18, 2008, Kerri Stone, filed a putative class action complaint in the Supreme Court of California against the Company and its California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law and the California Consumer Legal Remedies Act. The case has been removed to the U.S. District Court for the Southern District of California. The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorney's fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts. The Company has filed a motion to dismiss the Plaintiff's complaint.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company and the Company's subsidiary McKenzie Check Advance of Florida, LLC ("McKenzie") are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims, the substituted named plaintiff , and the resulting appeal has been dismissed by the Florida court of appeals. The Company will seek review of the arbitration issue by the Florida Supreme Court. All proceedings at the trial court level effectively stayed pending exhaustion of the defendants' appellate rights.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and the Company's defenses in this lawsuit are nearly identical to those

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

12. Commitments and Contingencies (Continued)

alleged in the first Betts and Reuter lawsuit described above. The proceedings at the trial court level are stayed pending the outcome of the Company's appeal of the trial court's denial of certain defendants' motion to dismiss for lack of personal jurisdiction.

  King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company's Chairman, and other unnamed officers, directors, owners and "stakeholders," alleging various causes of action including that the Georgia subsidiary made illegal cash advance loans in Georgia in violation of Georgia's usury law, the Georgia Industrial Loan Act and Georgia's Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the "true lender" and that the Company was the "de facto" lender. The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages.

        On February 9, 2009, the parties signed a settlement agreement for the purpose of resolving all claims in connection with the class action. If the court approves the settlement agreement, the Company will pay a minimum of approximately $2.0 million from which (1) a settlement pool will be established to cover payment of claims, individually varying from $30 to $90, and (2) payment of all costs and fees, including attorney's fees, related to the litigation and settlement administration of the class action will be made. If claims made plus costs exceed approximately $2.0 million, the Company will be required to pay additional funds into the settlement pool up to an aggregate cap of approximately $3.7 million. All named defendants will be released from all claims in connection with originating, marketing or servicing loans in Georgia.

  Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

        The Company's Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company's Georgia subsidiary was making cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court's grant of summary judgment. The parties have agreed to settle this case for an immaterial amount if the King settlement discussed above receives court approval and the settlement will become effective upon final court approval of the King settlement.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

12. Commitments and Contingencies (Continued)

class action waiver in the Company's subsidiary's loan agreement is unconscionable, that the Company's subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief. The company moved to compel arbitration, which motion was denied by the trial court. The company is appealing the denial of that motion.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company's Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" on the cash advances it offered. The lawsuit also claims that the cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. Litigation regarding the Company's arbitration rights is proceeding before the trial court and a decision on the issue of arbitration is expected in the third quarter of 2009.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Company has moved to continue the stay of the case pending outcome of Kucan litigation, which motion is still pending.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of the Company's Choice Line of Credit required the Company to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company from continuing its lending activities in Pennsylvania for so long

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

12. Commitments and Contingencies (Continued)

as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking amended its complaint to add the Pennsylvania Attorney General as a plaintiff and the Parent Company as a defendant;. The amended complaint also seeks to perfect a claim for alleged violations of the state's usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and of an additional $2,000 for violations against customers over the age of 60, and attorneys fees and costs. The matter is proceeding before the trial court. The Company has filed a motion to dismiss the amended complaint and will continue to vigorously defend against the lawsuit.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and the payment by the Company of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages plus attorneys' fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. Both parties appealed this order and, in July 2008, the Court of Appeals ordered the parties to engage in mediation. The parties are currently engaged in court-ordered mediation, and the appeals in the matter are stayed, pending the outcome of that mediation.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the "true lender" and that the Company's Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. The parties engaged in court-ordered

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

12. Commitments and Contingencies (Continued)

mediation, which was not successful, and the appeals on the issue of compelled arbitration are proceeding.

  Class Actions Against South Carolina Subsidiary

        Eight separate putative class actions have been filed in South Carolina against the Company's subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys' fees and costs. Each of the lawsuits had been removed to United States District Court for the District of South Carolina, which subsequently remanded all of the class actions to state court. The Company appealed these rulings and the appellate court has remanded all of the cases to state court. The Company will join ongoing litigation in the South Carolina state court system pursuant to an order of the Supreme Court consolidating all cases brought against the industry.

  Francisco J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

        On September 12, 2007, Francisco Gonzalez filed a collective action lawsuit against the Company's Texas subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas PayDay Act. The complaint alleges the Company's subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys' fees, interest and costs. A class of employees limited to the Houston, Texas area has been certified to conduct this litigation. The Company sought an appeal of the class certification issue, which was denied, leading to the conditional certification of a class. The parties will now litigate the matter on the merits.

  Ohio Legislation

        In June 2008, the Governor of Ohio signed a bill into law that capped interest rates on cash advance loans and limits the number of advances a customer may take in any one year. This law became effective on November 24, 2008.

        As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product is not as profitable as the former cash advance product and, therefore, the Company may need to close its centers in Ohio.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

12. Commitments and Contingencies (Continued)

        If it is not economically viable to continue operations in Ohio and we decide to close our Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $7.5 million to $17.4 million. The collectability of advances and fees receivable in Ohio would most likely be impaired. As of December 31, 2008, the net receivable balance in Ohio was approximately $18.6 million. The Company has not quantified the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

  Other Matters

        The Company is also involved in other litigation and administrative proceedings that are incidental to its business, including, without limitation, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

Other Commitments and Contingencies

        The Company is self-insured for certain elements of its employee benefits, including workers' compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

        Substantially all center locations and certain office equipment are leased from third-party lessors under operating leases. Total rent expense in 2006, 2007 and 2008 was $61.0 million, $66.5 million and $67.2 million, respectively. As of December 31, 2008, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2009	$61,522
2010	43,600
2011	24,924
2012	10,517
2013	4,080
Thereafter	1,341

Operating lease obligations	$145,984

        The Company enters into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of December 31, 2008, the Company's purchase obligations totaled approximately $0.2 million.

        At December 31, 2008, the Company had approximately $1.7 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

        Under the terms of the Company's agreement with its current third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers—see Note 16.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

13. Related Party Transactions

        The Company has entered into operating leases for centers, aircraft hangar space and other office and warehouse space with companies controlled by or affiliated with the Company's former Chairman and members of his family.

        During 2006, the Company periodically leased, on an hourly basis, airplanes owned by companies controlled by the Company's current Chairman and/or former Chairman or in which they had ownership interests.

        Additionally, companies controlled by the Company's current Chairman and/or former Chairman or in which they had ownership interests, provided pilots, fuel and other operating services for the Company's aircraft.

        The Company's former Chairman has a brother who is a partner of a law firm that provided the Company certain routine legal services during 2006, 2007 and 2008.

        Under a time-share arrangement, the Company's current Chairman and former Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's former Chairman and formerly owned, in part, by the Company's current Chairman. Included in accrued liabilities at December 31, 2008 is a $3,000 net payable related to this arrangement.

        Expenses related to all transactions with related parties consisted of the following (in thousands):

	2006	2007	2008
Aircraft	$390	$183	$194
Center leases	51	53	5
Office and warehouse space leases	93	61	51
Legal	64	41	32

Total	$598	$338	$282

14. Capital Stock

        The Company's Amended and Restated Certificate of Incorporation authorizes 250 million shares of par value $.01 per share of common stock and 25 million shares of par value $.01 per share preferred stock. Each share of common stock is entitled to one vote.

        On May 4, 2005, the Company announced that its Board of Directors had approved a program authorizing the repurchase by the Company of up to $50.0 million of its outstanding common stock. On August 16, 2006, the Company announced that its Board of Directors had approved an extension of the Company's stock repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock on and after that date. On February 13, 2008, the Company's Board of Directors approved an extension of the Company's stock repurchase program to cover an additional $75 million of the Company's currently outstanding common stock. In July 2008, the Company completed the repurchase of its common stock under the stock repurchase program. During the years ended December 31, 2006, 2007 and 2008, the Company repurchased 2,820,782, 6,512,462, and 11,921,262 shares of its common stock, respectively, at a cost of approximately $40.1 million, $67.0 and $89.0 million, respectively. For the years ended December 31, 2006, 2007, and 2008, these amounts include 5,482, 10,662, and 10,686 shares of common stock, respectively, which were surrendered by

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

14. Capital Stock (Continued)

employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

15. Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2008 and 2007 is presented below ($ in thousands, except per share data):

	2008
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$165,456	$162,142	$173,861	$174,977	$676,436
Total center expenses	119,641	126,248	136,432	136,456	518,777

Center gross profit	45,815	35,894	37,429	38,521	157,659
Total corporate and other expenses	20,152	19,393	22,285	23,818	85,648

Income before income taxes	25,663	16,501	15,144	14,703	72,011
Income tax expense	10,859	7,227	6,689	8,765	33,540

Net income	$14,804	$9,274	$8,455	$5,938	$38,471

Net income per common share
—basic	$0.21	$0.14	$0.14	$0.10	$0.60
—diluted	$0.21	$0.14	$0.14	$0.10	$0.60

	2007
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$168,083	$173,939	$183,926	$183,609	$709,557
Total center expenses	112,281	129,653	153,329	144,555	539,818

Center gross profit	55,802	44,286	30,597	39,054	169,739
Total corporate and other expenses	16,900	18,947	20,821	20,149	76,817

Income before income taxes	38,902	25,339	9,776	18,905	92,922
Income tax expense	16,343	10,186	3,792	7,510	37,831

Income before (income) loss of consolidated variable interest entity	22,559	15,153	5,984	11,395	55,091
(Income) loss of consolidated variable interest entity	(243)	(317)	(251)	105	(706)

Net income	$22,316	$14,836	$5,733	$11,500	$54,385

Net income per common share
—basic	$0.28	$0.19	$0.07	$0.15	$0.70
—diluted	$0.28	$0.19	$0.07	$0.15	$0.70

        The provision for doubtful accounts has previously been included in the Company's consolidated statements of income as a reduction of revenue but is now included in center expenses for all periods presented.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

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

        The Company had determined that the former lender was a variable interest entity ("VIE") under Financial Accounting Standards Board Interpretation No. 46 (Revised) ("FIN 46(R)") and had also determined that the Company was the primary beneficiary of this VIE. As a result, the Company consolidated the former lender into the Company's financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2007 (for the period in 2007 prior to the CSO Agreement termination date).

        The Company has determined that the current lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the current lender in 2007 or 2008.

        The impact of the consolidation of the former lender on the Company's consolidated statements of income for the years ended December 31, 2006 and 2007 (for the period prior to the termination date) was to increase (decrease) the following income statement accounts as follows (in thousands):

	2006	2007
Total revenues	$3,294	$3,508
Provision for doubtful accounts	(1,856)	(1,132)
Other center expenses	1,067	913
Interest expense	1,036	2,517
Income tax expense	—	504
Income of consolidated variable interest entity	3,047	706

        Under the terms of the Company's agreement with its current third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2007 and 2008, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $20.5 million and $18.2 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2007 and 2008

16. Transactions with Variable Interest Entities (Continued)

The accrual for third-party lender losses that was reported in the Company's balance sheet at December 31, 2007 and 2008 was approximately $4.6 million and $4.0 million, respectively and was established on a basis similar to the allowance for doubtful accounts.

17. Subsequent Events

        On February 10, 2009, the Company filed a Form 8-K disclosing the following information related to the settlement of the Georgia class action lawsuit and the closing of all centers in New Hampshire.

        The Company entered into a settlement agreement on February 9, 2009, for the purpose of resolving all claims in connection with the Georgia class action lawsuit of King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. If the settlement agreement is approved by the court, the Company will pay a minimum of approximately $2.0 million from which (1) a settlement pool will be established to cover payment of claims, individually varying from $30 to $90, and (2) payment of all costs and fees, including attorney's fees, related to the litigation and settlement administration of the class action will be made. If claims made plus costs exceed approximately $2.0 million, the Company will be required to pay additional funds into the settlement pool up to an aggregate cap of approximately $3.7 million. All named defendants will be released of all claims in connection with originating, marketing or servicing loans in Georgia. The Company has reserved approximately $2.0 million for the settlement of the Georgia class action lawsuit, which resulted in a charge against earnings in the fourth quarter of 2008.

        On December 9, 2008, the Company requested assurances from the New Hampshire State Banking Department (the "Banking Department") that no actions would be taken against the Company for offering a new line of credit product to New Hampshire consumers beginning in January 2009. On January 6, 2009, the Banking Department responded that it could not provide the assurances sought by the Company. As a result, the Company immediately discontinued offering the line of credit product in New Hampshire. Pursuant to an order issued by the Bank Commissioner on January 15, 2009, the Company can seek repayment of the principal amounts borrowed by consumers from January 1, 2009 through January 6, 2009 under the line of credit product. Although the Company continues to believe that the line of credit product is legal under New Hampshire law, the Company decided to close all centers it has operated in New Hampshire in early 2009.

        On February 19, 2009, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 6, 2009, to stockholders of record on February 24, 2009.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure, Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Item 8. Financial Statements and Supplementary Data."

        Additionally, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, the Registrant's Chief Executive Officer filed a certificate with the NYSE on June 20, 2008 reporting that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards. The certifications of the President and Chief Executive Officer and the

Executive Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's disclosure in this 2008 Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 hereto.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

        Our executive officers, their ages at February 28, 2009, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Kenneth E. Compton	56	President and Chief Executive Officer
J. Patrick O'Shaughnessy	43	Executive Vice President and Chief Financial Officer

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

Other Information

        The information set forth under the captions "Election of our Board of Directors," "Principal Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" in the proxy statement for our 2009 annual meeting is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION.

        Information contained under the captions "Executive and Director Compensation," "Compensation Committee Report" and "Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" in the proxy statement for our 2009 annual meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Principal Stockholders" in the proxy statement for our 2009 annual meeting is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information set forth under the captions "Certain Transactions" and "Corporate Governance—Independent Directors" in the proxy statement for our 2009 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information contained under the caption "Appointment of Our Independent Auditors" in the proxy statement for our 2009 annual meeting is incorporated herein by reference.

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

(a)(3) Exhibits:

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2(a)	2004 Omnibus Stock Plan.
10.2(b)	Form of Restricted Stock Agreement.
10.2(c)	Form of Nonqualified Stock Option Agreement.
10.3	Form of Registration Rights Agreement.
10.4	Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.

10.5	Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.7	Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director's Fees.
10.8	Description of Compensation Arrangement for Non-executive Directors.
10.12	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton.
10.13	Description of 2007 Cash Bonus Arrangement for Named Executive Officers.
10.14	Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John I. Hill, dated as of August 28, 2007.
10.15	Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007.
10.16	Description of 2008 Cash Bonus Arrangement for Named Executive Officers.
10.17	Description of 2009 Cash Bonus Arrangement for Named Executive Officers.

(b) Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Registration Statement, on Form S-1, Registration No. 333-118227 (the "IPO Registration Statement")).
3(ii)
Amended and Restated Bylaws of the registrant effective as of October 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated October 24, 2007).
4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the IPO Registration Statement).
10.1(a)
Amended and Restated Credit Agreement, dated as of March 24, 2008 (the "2008 Credit Facility") (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.1(b)
First Amendment, dated as of June 26, 2008, to the 2008 Credit Facility (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
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
10.3	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the IPO Registration Statement).

Exhibit Number	Description
10.4	Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the November 2005 8-K).
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
10.8	Description of Compensation Arrangement for Non-executive Directors (incorporated herein by reference to Exhibit 10.3 to the July 2006 8-K).
10.9
Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of May 9, 2006 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on November 22, 2006 (the "November 2006 8-K")).
10.10	Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of June 15, 2005 (incorporated herein by reference to Exhibit 10.3 to the November 2006 8-K).
10.11	Summary of Terms of Reciprocal Use Agreement by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC (incorporated herein by reference to Exhibit 10.1 to the November 2006 8-K).
10.12	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton (incorporated herein by reference to Exhibit 10.4 to the November 2006 8-K).
10.13
Description of 2007 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 26, 2007).
10.14
Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John I. Hill, dated as of August 28, 2007 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on September 7, 2007).
10.15
Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on August 24, 2007).
10.16
Description of 2008 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 20, 2008).
10.17
Description of 2009 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 25, 2009).

Exhibit Number	Description
21.1	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(c)   Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2009.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ KENNETH E. COMPTON Kenneth E. Compton President and Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Chairman of the Board and Director	March 3, 2009
/s/ KENNETH E. COMPTON Kenneth E. Compton	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2009
/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 3, 2009
/s/ STEPHEN K. BENJAMIN Stephen K. Benjamin	Director	March 3, 2009
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	March 3, 2009
/s/ TONY S. COLLETTI Tony S. Colletti	Director	March 3, 2009
/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	March 3, 2009

Signature	Title	Date

/s/ DONOVAN A. LANGFORD, III Donovan A. Langford, III	Director	March 3, 2009
/s/ W. OLIN NISBET W. Olin Nisbet	Director	March 3, 2009

BOARD OF DIRECTORS
William M. Webster, IV Chairman Advance America, Cash Advance Centers, Inc.
Kenneth E. Compton President and Chief Executive Officer Advance America, Cash Advance Centers, Inc
J. Patrick O'Shaughnessy Executive Vice President and Chief Financial Officer Advance America, Cash Advance Centers, Inc.
Stephen K. Benjamin (2) Principal McAngus, Goudelock and Courie, LLC
Robert H. Chapman, III (1)(3) Chairman and Chief Executive Officer Inman Mills
Tony S. Colletti Principal Colletti & Associates
Thomas E. Hannah (2)(3) Chief Executive Officer and President USLC, Southport Sourcing
Donovan A. Langford, III (1)(2) Vice President WMX, Inc.
W. Olin Nisbet (1)(3) Partner Lions Gate Capital, LLC

(1)
Member of Audit Committee

(2)
Member of Nominating and Corporate Governance Committee

(3)
Member of Compensation Committee

MANAGEMENT TEAM
Kenneth E. Compton President and Chief Executive Officer
J. Patrick O'Shaughnessy Executive Vice President and Chief Financial Officer
W. Thomas Newell Vice President Legal & Regulatory
Ladson F. Belcher Senior Vice President North American Field Operations
Marlin Askew Zone Executive
Richard A. Fadel, Jr. Zone Executive
Jennifer G. Rodriguez Zone Executive
George S. Leishman Zone Executive
CORPORATE HEADQUARTERS
Advance America, Cash Advance Centers, Inc. 135 North Church Street Spartanburg, SC 29306 www.advanceamerica.net
REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP Charlotte, North Carolina
ANNUAL MEETING OF STOCKHOLDERS
May 21, 2009; 9:00AM EDT Advance America, Cash Advance Centers, Inc. 135 North Church Street Spartanburg, SC 29306
TRANSFER AGENT AND REGISTRAR

Our transfer agent, National City Bank, can assist you with stock-related questions, including stock certificates, stock transfers, name change or change of address.
Within the U.S.: 800-622-6757 Outside the U.S.: 216-257-8663 Hearing Impaired TTY: 800-622-5571
Or you may write to:
Advance America, Cash Advance Centers, Inc. c/o National City Bank Corporate Trust Operations Loc. 5352 P. O. Box 92301 Cleveland, OH 44193-0900
E-mail: shareholder.inquiries@ nationalcity.com
STOCK EXCHANGE LISTING
Our common stock is listed on the New York Stock Exchange under the symbol AEA.
ADDITIONAL FINANCIAL INFORMATION

For further information about Advance America, Cash Advance Centers, Inc., additional copies of this booklet, our Form 10-K, or other financial information without charge, visit the Investor Relations section of the Advance America, Cash Advance Centers, Inc. website at www.advanceamerica.net and click on "Information Requests."