Form 10-Q
period 2009-03-31
Advance America, Cash Advance Centers, Inc.
filed 2009-05-11
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2009
Common Stock, par value $.01 per share	61,649,535 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months ended March 31, 2009

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2008 and March 31, 2009

(in thousands, except per share data)

	December 31, 2008	March 31, 2009
Assets
Current assets
Cash and cash equivalents	$16,017	$13,763
Advances and fees receivable, net	220,115	172,809
Deferred income taxes	13,008	13,008
Other current assets	15,721	17,729
Total current assets	264,861	217,309
Restricted cash	4,633	7,917
Property and equipment, net	46,091	40,482
Goodwill	126,661	126,593
Other assets	4,764	4,588
Total assets	$447,010	$396,889
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,977	$13,231
Accrued liabilities	33,917	25,698
Income taxes payable	1,625	2,312
Accrual for third-party lender losses	3,960	3,160
Current portion of long-term debt	545	520
Total current liabilities	54,024	44,921
Revolving credit facility	189,817	137,774
Long-term debt	4,590	4,474
Deferred income taxes	22,311	22,311
Deferred revenue	4,791	4,270
Other liabilities	218	243
Total liabilities	275,751	213,993
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,087 and 61,649 outstanding as of December 31, 2008 and March 31, 2009, respectively	968	968
Paid in capital	288,635	288,989
Retained earnings	143,961	155,255
Accumulated other comprehensive loss	(2,585)	(2,754)
Common stock in treasury (35,734 and 35,172 shares at cost at December 31, 2008 and March 31, 2009, respectively)	(259,720)	(259,562)
Total stockholders’ equity	171,259	182,896
Total liabilities and stockholders’ equity	$447,010	$396,889

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months Ended March 31, 2008 and 2009

(in thousands, except per share data)

	2008	2009
Total Revenues	$165,456	$156,393
Center Expenses:
Salaries and related payroll costs	51,401	47,513
Provision for doubtful accounts	20,780	21,098
Occupancy costs	25,424	24,773
Center depreciation expense	4,295	3,723
Advertising expense	3,146	2,181
Other center expenses	14,595	12,706
Total center expenses	119,641	111,994
Center gross profit	45,815	44,399
Corporate and Other Expenses (Income):
General and administrative expenses	16,375	14,071
Corporate depreciation expense	768	688
Interest expense	2,688	1,699
Interest income	(41)	(17)
Loss on disposal of property and equipment	126	33
Loss on impairment of assets	236	2,209
Income before income taxes	25,663	25,716
Income tax expense	10,859	10,573
Net income	$14,804	$15,143
Net income per common share:
Basic	$0.21	$0.25
Diluted	$0.21	$0.25
Dividends declared per common share	$0.125	$0.0625
Weighted average number of shares outstanding:
Basic	70,665	60,858
Diluted	70,665	61,234

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2009

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2008	96,821	$968	$288,635	$143,961	$(2,585)	(35,734)	$(259,720)	$171,259
Comprehensive income:
Net income	—	—	—	15,143	—	—	—	15,143
Foreign currency translation	—	—	—	—	(169)	—	—	(169)
Total comprehensive income								14,974
Dividends paid ($0.0625 per share)	—	—	—	(3,828)	—	—	—	(3,828)
Dividends payable	—	—	—	(21)	—	—	—	(21)
Purchases of treasury stock	—	—	—	—	—	(3)	(5)	(5)
Issuance of restricted stock	—	—	—	—	—	564	—	—
Forfeitures of restricted stock	—	—	—	—	—	(3)	—	—
Vesting of restricted stock issued from treasury stock	—	—	(132)	—	—	—	132	—
Amortization of restricted stock	—	—	197	—	—	—	—	197
Stock option expense	—	—	313	—	—	—	—	313
Issuance of common stock to director in lieu of cash	—	—	(24)	—	—	4	31	7
Balances, March 31, 2009	96,821	$968	$288,989	$155,255	$(2,754)	(35,172)	$(259,562)	$182,896

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2009

(in thousands)

	2008	2009
Cash flows from operating activities
Net income	$14,804	$15,143
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	5,068	4,425
Non-cash interest expense	239	156
Provision for doubtful accounts	20,780	21,098
Deferred income taxes	2,393	—
Loss on disposal of property and equipment	126	33
Loss on impairment of assets	236	2,209
Amortization of restricted stock	216	197
Stock option expense	323	313
Common stock issued to director in lieu of cash	25	7
Changes in operating assets and liabilities
Fees receivable, net	538	(4,772)
Other current assets	(9,542)	(2,039)
Other assets	124	17
Accounts payable	759	2,041
Accrued liabilities	(6,087)	(8,264)
Income taxes payable	56	687
Deferred revenue	5,771	(520)
Other liabilities	19	—
Net cash provided by operating activities	35,848	30,731
Cash flows from investing activities
Changes in advances receivable	18,790	30,157
Changes in restricted cash	537	(3,284)
Acquisition of business, net of cash acquired	(482)	—
Proceeds from sale of property and equipment	12	40
Purchases of property and equipment	(3,176)	(1,053)
Net cash provided by investing activities	15,681	25,860
Cash flows from financing activities
Payments on revolving credit facility, net	(15,055)	(52,043)
Payments on mortgage payable	(100)	(108)
Payments on note payable	(32)	(34)
Payments of financing costs	(1,585)	—
Purchases of treasury stock	(36,834)	(5)
Payments of dividends	(8,853)	(3,828)
Changes in book overdrafts	(763)	(2,775)
Net cash used in financing activities	(63,222)	(58,793)
Effect of exchange rate changes on cash and cash equivalents	(23)	(52)
Net decrease in cash and cash equivalents	(11,716)	(2,254)
Cash and cash equivalents, beginning of period	28,251	16,017
Cash and cash equivalents, end of period	$16,535	$13,763

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,945	$1,652
Income taxes	12,770	9,673
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	372	60
Restricted stock dividends payable	30	21
Net assets acquired through acquisition of business	61	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2009.

Description of Business

The Company conducts business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby advances are made directly to customers. The Company’s operations in the United Kingdom are conducted in accordance with applicable English law. The Company’s operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

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

Concentration of Risk

For the three months ended March 31, 2008 and 2009, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 49% and 51%, respectively, of the Company’s total revenues.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. At March 31, 2008 and 2009, 298,890 and 219,851, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At March 31, 2008 and 2009, options to purchase 1,630,000 and 1,567,500 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2009 (in thousands):

	2008	2009
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	70,665	60,858
Effect of dilutive unvested restricted stock	—	287
Effect of dilutive outstanding stock options	—	89
Weighted average number of common shares outstanding—diluted	70,665	61,234

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009.

The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). This Staff Position amends FASB Statement No. 140 “Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” as revised to require public entities to provide additional disclosures about their involvement with Variable Interest Entities (“VIEs”). FSP 140-4 and FIN 46(R)-8 were effective for the Company’s fiscal year ended December 31, 2008. The Company has adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 neither of which had a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments, including disclosure of the method and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements.   The Company has adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 neither of which had a material impact on the Company’s financial position or results of operations.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
Advances receivable	$215,577	$170,777
Fees and interest receivable	33,633	30,978
Returned items receivable	42,996	32,432
Other	3,751	4,138
Allowance for doubtful accounts	(59,441)	(53,254)
Unearned revenues	(16,401)	(12,262)
Advances and fees receivable, net	$220,115	$172,809

Included in advances, fees and interest receivables are amounts that may be past due that do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three months ended March 31, 2008 and 2009 were as follows (in thousands):

	2008	2009
Beginning balance	$61,306	$59,441
Provision for doubtful accounts	21,874	21,898
Charge-offs	(43,674)	(36,544)
Recoveries	10,371	8,459
Ending balance	$49,877	$53,254

Changes in the accrual for third-party lender losses for the three months ended March 31, 2008 and 2009 were as follows (in thousands):

	2008	2009
Beginning balance	$4,587	$3,960
Provision for doubtful accounts	(1,094)	(800)
Ending balance	$3,493	$3,160

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three months ended March 31, 2008 and 2009 were as follows (in thousands):

	2008	2009
Beginning balance	$65,893	$63,401
Provision for doubtful accounts	20,780	21,098
Charge-offs	(43,674)	(36,544)
Recoveries	10,371	8,459
Ending balance	$53,370	$56,414

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
Employee compensation	$13,533	$7,955
Workers’ compensation	4,851	4,665
Lease smoothing	3,011	2,799
Advertising	584	531
Construction in progress	99	60
Center closing costs	871	1,087
Accounting and tax	1,158	750
Property, sales and franchise taxes	558	506
Legal	1,128	869
Severance	374	650
Deferred revenue	1,830	1,814
Legal settlements	2,600	1,551
Other	3,320	2,461
Total	$33,917	$25,698

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

Legal Proceedings

Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act and a 2001 class action settlement agreement entered into by the Company’s prior subsidiary in Arkansas. The complaint alleges that the Company’s current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in an amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present (which would total approximately $21.4 million for deferred presentment transactions made during that time or approximately $87 million in damages for all transactions originated processed, and serviced during that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys’ fees and costs. The trial court has denied the Company’s motion to compel arbitration and the class was certified in April 2008. The Company’s appeals of both decisions were denied. The plaintiff has filed a motion for summary judgment which the Company has opposed. The Company expects a ruling on this motion sometime in the latter half of 2009.

Magee and Johnson v. Advance America Servicing of Arkansas, Inc.

On October 13, 2008, Gary Neil Magee and Charlotte Johnson filed a putative class action in the Circuit Court of Clark County, Arkansas alleging that the Company’s Arkansas subsidiary violated the Arkansas usury law and the Arkansas Deceptive Trade Practices Act. The complaint alleges that the fees charged by the Company’s subsidiary to cash checks were interest on consumer loans and usurious under state law. The parties seek compensatory damages in an amount equal to twice the combined interest plus unrelated check cashing fees on the loans from April 2008 to October 2008, and a declaration that the transactions are void, plus attorneys’ fees and costs. The Court has granted the Company’s motion to compel arbitration on an individual basis.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 18, 2008, Kerri Stone, filed a putative class action complaint in the Supreme Court of California against the Company and its California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law and the California Consumer Legal Remedies Act. The case has been removed to the U.S. District Court for the Southern District of California. The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorney’s fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts. The Court has denied the Company’s motion to dismiss the Plaintiff’s complaint.  The Company has filed motions for reconsideration of and the right to appeal the Court’s decision.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary McKenzie Check Advance of Florida, LLC (“McKenzie”) are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims, the substituted named plaintiff, and the resulting appeal has been dismissed by the Florida court of appeals. The Company has sought review of the arbitration issue by the Florida Supreme Court. All proceedings at the trial court level are effectively stayed pending exhaustion of the defendants’ appellate rights.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed on August 24, 2004 in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought and the Company’s defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The proceedings at the trial court level are stayed pending the outcome of the Company’s appeal of the trial court’s denial of certain defendants’ motion to dismiss for lack of personal jurisdiction.  The Company expects the Court to rule on this motion in the latter half of 2009.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the Georgia subsidiary made illegal cash advance loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. The complaint alleges that BankWest was not the “true lender” and that the Company was the “de facto” lender. The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages.

On February 9, 2009, the parties signed a settlement agreement for the purpose of resolving all claims in connection with the class action. If the court approves the settlement agreement, the Company will pay a minimum of approximately $2.0 million from which (1) a settlement pool will be established to cover payment of claims, individually varying from $30 to $90, and (2) payment of all costs and fees, including attorney’s fees, related to the litigation and settlement administration of the class action will be made. If claims made plus costs exceed approximately $2.0 million, the Company will be required to pay additional funds into the settlement pool up to an aggregate cap of approximately $3.7 million. All named defendants will be released from all claims in connection with originating, marketing or servicing loans in Georgia.

Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above. On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company’s Georgia subsidiary was making cash advances in Georgia in violation of the Georgia Industrial Loan Act. BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005. In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court’s grant of summary judgment. The parties have agreed to settle this case for an immaterial amount if the King settlement discussed above receives court approval and the settlement will become effective upon final court approval of the King settlement.

Trejo v. Advance America, Cash Advance Centers of Illinois, Inc.

On March 4, 2009, Martha Trejo filed a putative class action lawsuit in the Circuit Court of Cook County against the Company’s Illinois subsidiary.  The complaint alleges that the Illinois subsidiary’s practices violate the Illinois Payday Reform Act, the Illinois Interest Act, the Illinois Consumer Installment Loan Act, and the Illinois Wage Assignment Act.  The complaint seeks certification of a class of individuals for the alleged violations as well as a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages in an unspecified amount.  The Company removed the case to United States District Court for the Northern District of Illinois and filed a motion to dismiss or, in the alternative, to compel arbitration.

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and class action waiver in the Company’s subsidiary’s loan agreement is unconscionable, that the Company’s subsidiary’s practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief. The trial court denied the Company’s motion to compel arbitration and the Company is appealing the denial of that motion.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” on the cash advances it offered. The lawsuit also claims that the cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees and other unspecified costs. Litigation regarding the Company’s arbitration rights is proceeding before the trial court and the Company expects a decision on the issue of arbitration in the third quarter of 2009.

North Carolina Commissioner of Banks Order

On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The Company appealed the Commissioner’s order.  The case has been stayed until the third quarter of 2009, at which time the Company’s appeal will be heard by the Court.

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking amended its complaint to add the Pennsylvania Attorney General as a plaintiff and the Company as a defendant. The amended complaint also seeks to perfect a claim for alleged violations of the state’s usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and of an additional $2,000 for violations against customers over the age of 60, and attorneys fees and costs. The matter is proceeding before the trial court. The Company has filed a motion to dismiss the amended complaint and will continue to vigorously defend against the lawsuit.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and the payment by the Company of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages plus attorneys’ fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. Both parties appealed this order and, in July 2008, the Court of Appeals ordered the parties to engage in mediation. The parties are currently engaged in court-ordered mediation, and the appeals in the matter are stayed, pending the outcome of that mediation.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act. The complaint alleges that BankWest was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. The parties engaged in court-ordered mediation, which was not successful, and the appeals on the issue of compelled arbitration will proceed.

Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers of Pennsylvania, Inc., et al

On April 21, 2009, Yulon Clerk, a former customer, filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC.  The complaint alleges that the practices of the Company’s subsidiaries violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws.  The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations.

Class Actions Against South Carolina Subsidiary

Eight separate putative class actions have been filed in South Carolina against the Company’s subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008. The allegations and relief sought are similar in each case. Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, actual damages, punitive damages and attorneys’ fees and costs. Each of the lawsuits had been removed to United States District Court for the District of South Carolina, which subsequently remanded all of the class actions to state court. The Company appealed these rulings and the appellate court has remanded all of the cases to state court. The Company has joined ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry.

Francisco J. Gonzalez v. Advance America, Cash Advance Centers of Texas, Inc.

On September 12, 2007, Francisco Gonzalez filed a collective action lawsuit against the Company’s Texas subsidiary, Advance America, Cash Advance Centers of Texas, Inc., in the United States District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act and Texas PayDay Act. The complaint alleges the Company’s subsidiary in Texas failed to pay overtime wages to its employees. The complaint seeks compensatory and liquidated damages, attorneys’ fees, interest and costs. A class of employees limited to the Houston, Texas area has been certified to conduct this litigation. The Company sought an appeal of the class certification issue, which was denied, leading to the conditional certification of a class. The parties are litigating the matter on the merits.

Ohio Legislation

On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product generates less revenue than the Company’s former cash advance product and, as a result, the Company has begun to close some of its centers in Ohio.

During the quarter ended March 31, 2009, the Company closed 10 centers in Ohio and scheduled approximately 50 additional Ohio centers for closing during the remainder of 2009.  The estimated cost to close these approximately 60 centers, including an impairment charge of approximately $0.9 million, is approximately $1.9 million to $3.4 million, of which approximately $1.0 million was recorded in the first quarter of 2009. If the Company’s financial performance in Ohio does not improve, the Company may choose to close additional Ohio centers in the future.

If it is not economically viable to continue operations in Ohio and we decide to close our remaining Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $5.0 million to $12.9 million. The collectability of advances and fees receivable in Ohio would most likely be impaired. As of March 31, 2009, the net receivable balance in Ohio was approximately $15.8 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

Other Matters

The Company is also involved in other litigation and administrative proceedings that are incidental to its business, including, without limitation, individual consumer claims, contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

Other Commitments and Contingencies

At March 31, 2009, the Company had approximately $7.9 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

6. Capital Stock and Stock-Based Compensation Plans

In July 2008, the Company completed the repurchase of its common stock under its stock repurchase program that the Company’s Board of Directors approved on May 4, 2005 and twice extended, once on August 16, 2006 and again on February 13, 2008, for a total of $225.0 million in authorized repurchases. During the three months ended March 31, 2008 and 2009, the Company repurchased 4,759,322 and 3,272 shares of its common stock, respectively, at a cost of approximately $36.8 million and $5,200, respectively. For the three months ended March 31, 2008 and 2009, these amounts included 3,272 shares of common stock that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

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

All stock options were granted with an exercise price equal to the market value of the Company’s common stock on the dates of grant. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

•                  Expected term—The expected term represents the period during which the Company’s stock options are expected to be outstanding. The Company based its determination of the expected term by giving consideration to the contractual terms of the stock option awards, vesting schedules, expectations of future employee behavior and published academic research regarding exercise behavior.  For the options granted in the first quarter of 2009, the Company assumed that the options would be exercised on their exercise date because the high dividend rate on the grant date relative to the strike price would make immediate exercise the likely behavior.

•                  Expected volatility—The expected volatility represents the amount by which the price of the underlying shares has fluctuated or is expected to fluctuate during the expected term. The Company based its estimated volatility on its historical stock price volatility and the stock price volatility of other public companies in its industry, which the Company believes is representative of its expected future volatility over the expected term of its options.

•                  Expected dividends—The Company used its historic dividend yield as an estimate for its expected dividend yield as of the 2008 stock option grant date. The Company assumed this dividend yield was continuous over the life of the option in its Black-Scholes option pricing model.  For the 2009 stock option grants, the Company used its current dividend rate of $0.0625 per share per quarter and assumed discreet quarterly dividend dates consistent with past practices over the life of the options.

•                  Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the three months ended March 31, 2008 and 2009:

	2008	2009
Expected term (years)	5.42	2.00
Expected volatility	48%	66%
Expected dividends (yield)	4.1%	21.9%
Risk-free rate	2.93%	1.03%

The weighted average grant date fair values of options granted during the three months ended March 31, 2008 and 2009 were $2.70 per option and $0.12 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2009 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	2,107,000	615,332
Range of exercise prices	$1.14 – $14.70	$8.48 – $14.70
Weighted average exercise price	$9.10	$12.51
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	8.0	7.0

A summary of the Company’s authorized and available shares, activity for the three months ended March 31, 2009, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding			Weighted Average
	Authorized	Restricted Stock	Stock Options	Available For Grant	Stock Option Exercise Price
At December 31, 2008	5,200,000	549,988	1,582,500	3,067,512	$11.81
Authorized	—	—	—	—	—
Granted	—	564,500	539,500	(1,104,000)	1.14
Exercised	—	—	—	—	—
Canceled	—	(3,334)	(15,000)	18,334	8.60
At March 31, 2009	5,200,000	1,111,154	2,107,000	1,981,846	$9.10

A summary of the Company’s restricted stock activity for the three months ended March 31, 2009 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2008	241,363	$10.30
Granted	564,500	1.14
Vested	(18,177)	11.89
Forfeited	(3,334)	14.76
Nonvested at March 31, 2009	784,352	$3.68

The total grant date fair value of restricted shares vested during the three months ended March 31, 2008 and 2009 was approximately $0.1 million and $0.2 million, respectively, and the total market value of these shares on the dates vested was approximately $0.1 million and $26,000, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2008 and 2009 follows (in thousands):

	2008	2009
Restricted stock	$216	$197
Stock options	323	313
Total stock-based compensation expense	$539	$510

As of March 31, 2009, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $6.4 million. The weighted average period over which this expense is expected to be recognized is approximately 3.7 years.

7. Transactions with Variable Interest Entities

The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender in 2007. The agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit. The Company processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from those customers.

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender as of and for the three months ended March 31, 2008 and 2009.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of March 31, 2008 and 2009, the third-party lender’s outstanding advances and interest receivable (which were not recorded on the Company’s balance sheet) totaled approximately $15.8 million and $14.4 million, respectively which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at March 31, 2008 and 2009 was approximately $3.5 million and $3.2 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

8. Related Party Transactions

In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company’s behalf in Illinois and Washington, D.C.  Included in general and administrative expenses, for the three months ended March 31, 2009, are payments of approximately $51,000 related to this consulting arrangement.  In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three year vesting period.  During the three months ended March 31, 2009, approximately $1,000 is included in general and administrative expense related to the amortization of this restricted stock grant.

Included in center expenses are expenses for center leases with related parties of approximately $5,000 and zero for the three months ended March 31, 2008 and 2009, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses, legal expenses, and operating leases for office and warehouse space, of $87,000 and $57,000 for the three months ended March 31, 2008 and 2009, respectively.

Under a time-share arrangement, the Company’s current Chairman and former Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman and formerly owned, in part, by the Company’s current Chairman. Included in accounts receivable at March 31, 2009 is a $4,000 net receivable related to this arrangement.

9. Revolving Credit Facility and Long-Term Debt

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

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at March 31, 2009.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of March 31, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of March 31, 2009, the Company had $137.8 million outstanding on the revolving portion of the credit facility and $1.0 million of unutilized letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs during the year ended December 31, 2008 that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum borrowings under this facility are GBP 400,000, which is equivalent to approximately $569,000 at March 31, 2009. The interest rate on any borrowings under this overdraft facility is the Bank of England base rate plus 1.75%. This facility is repayable upon demand by the lender. The Company did not have an outstanding balance on this facility at March 31, 2009.

The carrying value of the credit facility approximated its fair value at December 31, 2008 and March 31, 2009.

The Company owns its headquarters building and related land subject to a mortgage loan the principal amount of which was approximately $5.0 million and $4.9 million at December 31, 2008 and March 31, 2009, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.7 million at December 31, 2008 and March 31, 2009.

The fair market value of our long-term debt is estimated using a discounted cash flow analysis and was approximately $5.8 million at December 31, 2008 and March 31, 2009.

10. Loss on impairment of assets

During the first quarter of 2009, the Company identified approximately 170 centers to be closed.  The impairment charge related to these centers was approximately $2.2 million which represents the write-down of the undepreciated costs of the fixed assets in these centers. The estimated cost to close these centers, including the impairment charge of approximately $2.2 million, is approximately $5.2 million to $6.6 million, of which approximately $2.7 million was recognized during the first quarter of 2009.

The Company has approximately $4.0 million of goodwill in its United Kingdom operations.  As of March 31, 2009, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level.  The Company’s expansion efforts in the United Kingdom are approximately 18 months old and therefore the Company is still in the early stages of its build-out.  The goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base.

11. Subsequent Events

On April 29, 2009, the Company’s announced that its Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on June 5, 2009 to shareholders of record on May 26, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Part I. Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Part II. Item 1A. Risk Factors” of this Quarterly Report and “Forward-Looking Statements” at the end of this section for further discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of March 31, 2009, we operated 2,709 centers in 33 states in the United States, 21 centers in the United Kingdom and 10 centers in Canada, and had 82 limited licensees in the United Kingdom.

Cash Advance Services

In most states where we operate, we originate cash advance services under the authority of different state-governed enabling statutes that allow for cash advances ranging from single and multiple installment closed-end terms to revolving lines of credit with open-ended terms.  We refer to these products and services collectively as cash advance services.  The particular cash advance services offered in any given location may change from time to time depending upon changes in state and federal law.  Additionally, where permitted by applicable law, we may assume the responsibility of serving as an agent to a regulated lender.  In Texas, where we operate as a credit services organization (“CSO”), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses.

We provide cash advance services as specified by the laws of the jurisdictions where we operate. Loans made by the third-party lender in Texas are governed by Texas law.  Online cash advances made by a third-party lender are governed by the laws of the state where the customer resides.  The permitted size of an advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance will range from $50 to $1,000.  The finance charges on cash advance services currently offered by us also vary by jurisdiction and range up to 22% of the amount of a cash advance.

Additional fees that we may collect include origination fees, annual participation fees, fees for returned checks, late fees and other fees as permitted by applicable law. Presently, none of the cash advance services we offer include annual participation fees.  Origination fees on services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law.  Fees for returned checks or electronic debits that are declined for non-sufficient funds (“NSF”) vary by state and in amounts up to $30.  In Texas, the third-party lender charges an NSF fee and a late fee on its loans in accordance with Texas law.

A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in-person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in-person to complete the application and receive funding; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited in the customer’s bank account. Each new customer must provide us with certain personal information such as his or her name, address, phone number, employment information or source of income and references. This information is entered into our information system and that of the applicable lender. The customer’s identification, proof of income and/or employment and proof of bank account are verified. In order for a new customer to be approved for a cash advance, we must be able to verify his or her identification and he or she is required to have a bank account and a regular source of income, such as a job.

Except for cash advances completed by third-party lenders, we determine whether to approve a cash advance to our customers in every jurisdiction. The third-party lenders decide whether to approve the loan or cash advance and establish all of the underwriting criteria and terms, conditions and features of the customer agreement. We require proof of identification, bank account and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. We do not perform credit checks through consumer reporting agencies.

After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes and the advance has been approved, the customer enters into an agreement governing the terms of the advance. The customer then provides a personal check or an Automated Clearing House (“ACH”) authorization, which enables electronic payment from the customer’s account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and product type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

Upon payment in full, the customer’s check is returned and/or his or her ACH authorization is deemed to be revoked. If the customer does not repay the outstanding advance or loan in full on or before the due date, we will seek to collect from the customer the amount of the advance or loan and any applicable fees, including late and NSF fees due, and may deposit the customer’s personal check or initiate the electronic payment from the customer’s bank account.

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For example, we currently offer pre-paid debit cards; and money orders, money transmission and bill payment services.  During the tax return preparation season, we also offer tax preparation services by a third party.

 Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. In the third and fourth quarters of 2007, we began selling money orders, providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders and bill payments made by our centers. Finally, in 2008, we began facilitating the offering of tax preparation services by a third-party tax preparation provider. We receive a percentage of the tax preparation provider’s fees from customers related solely to tax preparation services.

Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advances and similar services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services or limits on consumers’ use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”).

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

•                  enters into an agreement governing the terms of the cash advance, including the customer’s agreement to repay the amount advanced in full on or before a specified due date (usually the customer’s next payday), and our agreement to defer the presentment or deposit of the customer’s check or automated clearing house (“ACH”) authorization until the due date;

•                  writes a personal check or provides an ACH authorization to cover the amount advanced plus charges for applicable fees and/or interest; and

•                  makes an appointment to return on the specified due date to repay the amount advanced plus the applicable charges and to reclaim his or her check.

We determine whether to approve a cash advance to our customers (except in Texas, where the third-party lender makes this determination). We require proof of identification, bank account and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. In Virginia, we require the customer to grant us a security interest in a motor vehicle to qualify for an open-ended line of credit.

          Repayment and Collection Process

Repayment terms vary depending upon state law, the type of cash advance services offered, and whether the cash advance was completed online or in one of our centers.  Generally, as part of the closing process, we explain the customer’s repayment obligations and establish the expectation that the customer will pay us in cash on or before the due date in accordance with their agreement with us.  The day before the due date, we generally call the customer to confirm their payment.

If a customer does not pay the amount due, then our management has the discretion to either: (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check or debit their bank account in accordance with their ACH authorization. If management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If unable to meet his or her payment obligations, the customer may qualify for an extended payment plan (“Payment Plan”). In most states, the terms of our Payment Plan conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently.

We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume normal collection procedures. We do not offer a Payment Plan for multiple installment loans or lines of credit. Nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.  The third-party internet lender offers Payment Plans as required by state law.

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is then deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or our ACH debit clears. For the year ended December 31, 2008, and the three months ended March 31, 2009, we deposited or presented for ACH authorization approximately 5.9% and 5.5% , respectively, of all customer checks we received and approximately 25% and 33%, respectively, of deposited customer checks or ACH’s cleared.  If the customer’s check or the ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and, in cases where we hold a check, attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended March 31,
	2008	2009
Number of centers open at end of period	2,854	2,740
Number of customers served—all credit products (thousands)	831	741
Number of cash advances originated (thousands)	2,781	2,423
Aggregate principal amount of cash advances originated (thousands)	$1,020,812	$874,363
Average amount of each cash advance originated	$367	$361
Average charge to customers for providing and processing a cash advance	$57	$53
Average duration of a cash advance (days)	16.6	17.4
Average number of lines of credit outstanding during the period (thousands) (1)	—	34
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	—	$19,373
Average principal amount on each line of credit outstanding during the period (1)	—	$571
Number of installment loans originated (thousands) (2)	5	7
Aggregate principal amount of installment loans originated (thousands) (2)	$2,325	$2,787
Average principal amount of each installment loan originated (2)	$426	$425

(1)           We began offering lines of credit in Virginia in November 2008.

(2)           The installment loan activity reflects loans we originated as the lender in Illinois.

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

   Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Our provision for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy.  The analytical models take into account several factors including the number of transactions customers complete, and charge-off and recovery rates.  Additional factors, such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state and other relevant factors, are also evaluated to determine whether the results from the analytical models should be revised.

   Income Taxes

The effective income tax rate as a percentage of income before income taxes was 42.3% and 41.1% for the three months ended March 31, 2008 and 2009, respectively.

   Changes in Legislation

During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue in other states for the foreseeable future. Legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire.  In April 2009, the Governor of Virginia signed a bill into law that restricts us from offering both our cash advance product and our open-ended line of credit product at the same center unless the line of credit is secured by a motor vehicle.  This limitation could reduce our customer base and lower our revenues and profits in Virginia.  In April 2009, the Washington state legislature passed a bill that places a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight advances in any one year.  If the bill is signed into law by the Governor of Washington, it will become effective on January 1, 2010 and our revenues and profits in Washington will be significantly reduced.  If we are unable to operate profitably in Washington, we may cease operating in that state.  Further, legislation permitting cash advances in Arizona and Mississippi is scheduled to expire in 2010 and 2012, respectively. This legislation may not be renewed or could be modified in a manner that effects our operations negatively. At any point in time, we are refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short-term or long-term changes, interruptions in revenues and lower operating margins. Until and unless we are able to develop legal and financially-viable alternative products and services, we generally cannot estimate in advance the actual effect of operational changes we make in response to legislative and regulatory changes.

   Operations in Ohio

A new Ohio law became effective on November 24, 2008 that capped interest rates on cash advance loans and effectively limited the number of cash advances a customer may take to five advances in any one year. As a result, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product generates less revenue than the former cash advance product and, as a result, we may need to close all of our centers in Ohio. Our operations in Ohio currently are not profitable.

During the quarter ended March 31, 2009, we closed 10 centers in Ohio and scheduled approximately 50 additional Ohio centers for closing during the remainder of 2009.  The estimated cost to close these approximately 60 centers, including an impairment charge of approximately $0.9 million, is approximately $1.9 million to $3.4 million of which approximately $1.0 million was recorded in the first quarter of 2009. If our financial performance in Ohio does not improve, we may choose to close additional Ohio centers in the future.

If it is not economically viable to continue operations in Ohio and we decide to close our remaining Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $5.0 million to $12.9 million. The collectability of advances and fees receivable in Ohio would most likely be impaired. As of March 31, 2009, the net receivable balance in Ohio was approximately $15.8 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

   Closings

During the first quarter of 2009, we identified approximately 170 centers to be closed, including approximately 60 centers in Ohio.  The impairment charge related to these centers was approximately $2.2 million during the first quarter of 2009, which represents the write-down of the undepreciated costs of the fixed assets in these centers. The estimated cost to close these centers, including the impairment charge of approximately $2.2 million, is approximately $5.2 million to $6.6 million of which approximately $2.7 million was recognized during the first quarter of 2009.

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

The following is a summary of financial information for our operations in New Mexico for the three months ended March 31, 2008 and 2009 (in thousands):

	2008	2009
Total revenues	$100	$0
Total center expenses	331	2
Center gross profit (loss)	$(231)	$(2)

Closing of Operations in Arkansas.   In March 2008, we received a letter from the Arkansas Attorney General demanding that we stop offering deferred presentment transactions under the Arkansas Check Cashers Act. In response, we complied with the Attorney General’s demands and began offering consumer loans at interest rates below the applicable Arkansas usury cap. On September 16, 2008, we received a notice from the Arkansas State Board of Collections that the Board had determined that consumer lenders who accept account withdrawal authorizations would be deemed by the Board to be engaged in the business of making deferred presentment transactions. During this same time, we were in discussions with the Arkansas Attorney General to address certain items regarding our operations in Arkansas.  The Attorney General agreed that if we discontinued our operations in Arkansas, he would not bring suit against us. Although we believe we have always operated in compliance with Arkansas law, we concluded that avoiding potentially costly litigation in this circumstance was in the best interest of our shareholders. As a result, we closed all 30 centers in Arkansas on or before October 31, 2008. The costs associated with closing our Arkansas operations were approximately $1.8 million, including $1.1 million due to the write-down of receivables. The cessation of our Arkansas operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in Arkansas for the three months ended March 31, 2008 and 2009 (in thousands):

	2008	2009
Total revenues	$1,529	$3
Total center expenses	1,358	(94)
Center gross profit (loss)	$171	$(91)

Closing of Operations in New Hampshire.  Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it is not economically viable to continue operating in New Hampshire. As a result, we closed 22 centers in New Hampshire in the first quarter of 2009 and will close the remaining two centers during the second quarter of 2009.  The costs associated with closing our New Hampshire operations are estimated to be approximately $1.4 million, including $0.5 million due to the write-down of receivables. Approximately $0.7 million of these expenses were recognized during 2008 and $0.6 million where recognized during the first quarter of 2009.  The remaining expenses will be recognized during the second quarter of 2009.  The cessation of our New Hampshire operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in New Hampshire for the three months ended March 31, 2008 and 2009 (in thousands):

	2008	2009
Total revenues	$1,920	$125
Total center expenses	1,034	1,100
Center gross profit (loss)	$886	$(975)

   Acquisition in the United Kingdom

During the quarter ended March 31, 2008, we acquired one center in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.6 million in cash and an increase in goodwill of approximately $0.5 million.

   Centers

   The following table illustrates the composition of our center network at December 31, 2008 and March 31, 2009:

State	December 31, 2008	March 31, 2009
Alabama	144	143
Arizona	53	53
California	290	290
Colorado	68	66
Delaware	16	16
Florida	257	252
Idaho	10	8
Illinois	80	80
Indiana	113	113
Iowa	35	34
Kansas	59	57
Kentucky	44	44
Louisiana	85	84
Michigan	152	152
Mississippi	61	61
Missouri	91	89
Montana	5	5
Nebraska	24	23
Nevada	14	13
New Hampshire (1)	24	2
North Dakota	8	8

Ohio	244	234
Oklahoma	68	68
Rhode Island	21	21
South Carolina	138	138
South Dakota	12	12
Tennessee	63	63
Texas	252	251
Utah	6	6
Virginia	151	149
Washington	102	97
Wisconsin	67	67
Wyoming	10	10
Total United States	2,767	2,709
Canada	10	10
United Kingdom	20	21
Total	2,797	2,740

(1)        We plan to close our remaining centers in New Hampshire during the second quarter of 2009.

   New centers

We opened 27 and four new centers during the three months ended March 31, 2008 and 2009, respectively.

   Closed centers

We closed six and 61 centers during the three months ended March 31, 2008 and 2009, respectively. During the first quarter of 2009, we identified approximately 170 centers to be closed, including approximately 60 centers in Ohio. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.9 million and $3.4 million in the three months ended March 31, 2008 and 2009, respectively. These expenses include a loss on impairments of assets of approximately $0.2 million and $2.2 million in the three months ended March 31, 2008 and 2009, respectively.

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

   Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for the third-party lender in Texas (See “Off-Balance Sheet Arrangement with Third-Party Lender” in this section). Our advances and fees receivable, net on our balance sheet do not include the advances and interest receivable for loans processed by us for the third-party lender in Texas because these loans are owned by the third-party lender.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The first quarter of 2008 began on a Tuesday (a relative low point in weekly receivable balances) and ended on a Monday (a relative low point in weekly receivable balances). The first quarter of 2009 began on a Thursday (a relative high point in weekly receivable balances) and ended on a Tuesday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of March 31, 2009, if average default rates were 5% higher or lower, the allowance for doubtful accounts and accrual for third-party lender losses would change by approximately $2.8 million.

   Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of March 31, 2009, the carrying value of goodwill was $126.6 million due to the amortization of goodwill prior to the adoption of SFAS 142 and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. To identify potential impairment, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying amount, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. Any impairment would lower our net income.

We have approximately $4.0 million of goodwill in our United Kingdom operations. As of March 31, 2009, these operations have cumulatively generated negative cash and have not reached break-even at the center gross profit level. Our expansion efforts in the United Kingdom are approximately 18 months old and therefore we are still in the early stages of our build-out. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base.

We cannot predict the occurrence of certain events that might adversely affect the carrying value of our goodwill. Should the operations of the businesses with which goodwill is associated incur significant adverse changes in business, clients, adverse actions by regulators, unanticipated competition, loss of our revolving line of credit, and/or changes in technology or markets, some or all of our recorded goodwill could be impaired.

  Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2008 and March 31, 2009 financial statements include accruals of approximately $4.9 million and $4.7 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers or workers’ compensation loss development factors change or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

No assurance can be given that neither our tax returns nor the income tax reported on our Consolidated Financial Statements will be adjusted as a result of adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”). We are subject to potential adverse adjustments, including but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependence on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

   Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of March 31, 2009, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $6.4 million. The weighted average period over which this expense is expected to be recognized is approximately 3.7 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards including the expected volatility assumed in valuing our stock option grants.

   Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

        Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009

The following tables set forth our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2008		2009		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$165,456	100.0%	$156,393	100.0%	$(9,063)	(5.5)%
Center Expenses:
Salaries and related payroll costs	51,401	31.0%	47,513	30.4%	3,888	7.6%
Provision for doubtful accounts	20,780	12.6%	21,098	13.5%	(318)	(1.5)%
Occupancy costs	25,424	15.4%	24,773	15.8%	651	2.6%
Center depreciation expense	4,295	2.6%	3,723	2.4%	572	13.3%
Advertising expense	3,146	1.9%	2,181	1.4%	965	30.7%
Other center expenses	14,595	8.8%	12,706	8.1%	1,889	12.9%
Total center expenses	119,641	72.3%	111,994	71.6%	7,647	6.4%
Center gross profit	45,815	27.7%	44,399	28.4%	(1,416)	(3.1)%
Corporate and Other Expenses (Income):
General and administrative expenses	16,375	9.9%	14,071	9.0%	2,304	14.1%
Corporate depreciation expense	768	0.5%	688	0.4%	80	10.4%
Interest expense	2,688	1.6%	1,699	1.1%	989	36.8%
Interest income	(41)	—	(17)	—	(24)	(58.5)%
Loss on disposal of property and equipment	126	0.1%	33	—	93	73.8%
Loss on impairment of assets	236	0.1%	2,209	1.4%	(1,973)	836.0%
Total corporate and other expenses	20,152	12.2%	18,683	11.9%	1,469	7.3%
Income before income taxes	25,663	15.5%	25,716	16.5%	53	0.2%
Income tax expense	10,859	6.6%	10,573	6.8%	286	2.6%
Net income	$14,804	8.9%	$15,143	9.7%	$339	2.3%

	Three Months Ended March 31,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,832	2,797
Opened	27	4
Acquired	1	—
Closed	(6)	(61)
Number of centers open at end of period	2,854	2,740
Weighted average number of centers open during the period	2,850	2,774
Number of customers served—all credit products (thousands)	831	741
Number of cash advances originated (thousands)	2,781	2,423
Aggregate principal amount of cash advances originated (thousands)	$1,020,812	$874,363
Average amount of each cash advance originated	$367	$361
Average charge to customers for providing and processing a cash advance	$57	$53
Average duration of a cash advance (days)	16.6	17.4
Average number of lines of credit outstanding during the period (thousands) (1)	—	34
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	—	$19,373
Average principal amount on each line of credit outstanding during the period (1)	—	$571
Number of installment loans originated (thousands) (2)	5	7
Aggregate principal amount of installment loans originated (thousands) (2)	$2,325	$2,787
Average principal amount of each installment loan originated (2)	$426	$425

(1)           We began offering lines of credit in Virginia in November 2008.

(2)           The installment loan activity reflects loans we originated as the lender in Illinois.

	Three Months Ended March 31,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$58.1	100.0%	$56.4	100.0%	$(1.7)	(2.9)%
Center expenses:
Salaries and related payroll costs	18.1	31.0%	17.2	30.4%	0.9	5.0%
Provision for doubtful accounts	7.3	12.6%	7.6	13.5%	(0.3)	(4.1)%
Occupancy costs	8.9	15.4%	8.9	15.8%	—	—
Center depreciation expense	1.5	2.6%	1.3	2.4%	0.2	13.3%
Advertising expense	1.1	1.9%	0.8	1.4%	0.3	27.3%
Other center expenses	5.1	8.8%	4.6	8.1%	0.5	9.8%
Total center expenses	42.0	72.3%	40.4	71.6%	1.6	3.8%
Center gross profit	$16.1	27.7%	$16.0	28.4%	$(0.1)	(0.6)%

   Revenue Analysis

Total revenues decreased approximately $9.1 million during the three months ended March 31, 2009 compared to the same period in 2008. Total revenues for the 2,685 centers opened prior to January 1, 2008 and still open as of March 31, 2009 decreased $5.7 million from $159.8 million for the three months ended March 31, 2008 to $154.1 million for the same period in 2009. Centers opened prior to January 1,

2008 were at least three months and fifteen months old as of March 31, 2008 and 2009, respectively.  Total revenues for the 55 centers opened after January 1, 2008 and still open as of March 31, 2009 increased $1.3 million from $0.1 million for the three months ended March 31, 2008 to $1.4 million for the same period in 2009. Total revenues for the remaining 147 centers that closed represented a decrease of approximately $4.7 million for the three months ended March 31, 2009 compared to the same period in 2008. Of this decrease, approximately $0.1 million, $1.5 million, and $1.8 million was due to the closure of our centers in New Mexico, Arkansas, and New Hampshire, respectively.

   Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to a reduction in the number of centers open during the three months ended March 31, 2009 as compared to the same period in 2008 as well as a decrease in salary costs per center. We averaged approximately 2.20 and 1.97 full-time equivalent field employees, including district directors, per center during the three months ended March 31, 2008 and 2009, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased to 13.5% for the three months ended March 31, 2009 from 12.6% for the same period in 2008. This increase was due primarily to higher losses in Virginia related to the introduction of a new open-ended line of credit product.

Occupancy costs.  The decrease in occupancy costs for the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to a decrease in the number of centers open during the three months ended March 31, 2009 as compared to the same period in 2008.

 Advertising expense.  Advertising expense decreased for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to a decrease in direct mailings related to the introduction of new products and a decrease in grand opening marketing expenses related to new centers.

Other center expenses.  The decrease in other center expenses for the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to a decrease in the number of centers open during the three months ended March 31, 2009 as compared to the same period in 2008 and a decrease in telephone, travel and equipment lease expenses.

   Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease in general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to:

•                  lower expenses of approximately $1.5 million in public and government relations primarily due to a reduction in trade associations dues, consulting fees and public relations expenditures;

•                  a decrease in legal fees primarily due to the receipt of approximately $0.8 million in insurance proceeds; and

•                  a decrease of approximately $0.2 million in expenses related to personnel, accounting fees and other expenses associated with our operations in the United Kingdom partially offset by:

•                  an increase of approximately $0.3 million in other professional fees related to consulting fees.

Loss on disposal of property and equipment and loss on impairment of assets.  The increase in these expenses for the three months ended March 31, 2009 is due to our having closed or identified for closure approximately 190 centers in the first quarter of 2009 as compared to approximately 20 centers for the same period in 2008.

Interest expense.  The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a decrease in the average interest rates offset partially by an increase in the average outstanding balance of our revolving credit facility.

Income Tax Expense.  The decrease in income tax expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to a decrease in effective state income tax rates.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three months ended March 31, 2008 and 2009 (dollars in thousands):

			Variance
	2008	2009	Dollars	%
Cash flows provided by (used in):
Operating activities	$35,848	$30,731	$(5,117)	(14.3)%
Investing activities	15,681	25,860	10,179	64.9%
Financing activities	(63,222)	(58,793)	4,429	7.0%
Effect of exchange rate changes on cash and cash equivalents	(23)	(52)	(29)	(126.1)%
Net decrease in cash and cash equivalents	(11,716)	(2,254)	9,462	80.8%
Cash and cash equivalents, beginning of period	28,251	16,017	(12,234)	(43.3)%
Cash and cash equivalents, end of period	$16,535	$13,763	$(2,772)	(16.8)%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. See “Certain Contractual Cash Commitments—Long-Term Debt Obligations” in this section for a detailed description of our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center growth, fund acquisitions, and pay dividends on our common stock.

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $7.5 million, or 4.1%, to $172.8 million at March 31, 2009 compared to $180.3 million at March 31, 2008. Advances and fees receivable, net decreased approximately $47.3 million, or 21.5%, to $172.8 million at March 31, 2009 compared to $220.1 million at December 31, 2008 due primarily to tax refund season.

In July 2008, we completed our stock repurchase program that our Board of Directors approved on May 4, 2005 and twice extended, once on August 16, 2006 and again on February 13, 2008, for a total of $225.0 million in authorized repurchases.

During the three months ended March 31, 2008 and 2009, we repurchased 4,759,322 and 3,272 shares of our common stock, respectively, at a cost of approximately $36.8 million and $5,200, respectively. For the three months ended March 31, 2008 and 2009, these amounts include 3,272 shares of common stock, which were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

Although our revolving credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our strategy or limit our current level of operations. Cash that is restricted due to certain states’ regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item “Restricted cash.”  Historically, these restrictions have not had, nor do we expect them to have, an impact on our ability to meet our liquidity needs for operations.  However, our ability to make dividends to our stockholders and repurchases of our common stock has been, and in the future may be, restricted under our revolving credit facility.

   Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately 14.3% to $30.7 million for the three months ended March 31, 2009 compared to the same period ended March 31, 2008.  The decrease in operating cash flows was attributable to the decrease in operating assets and liabilities of approximately $4.5 million and the net decrease of $0.9 million in non-cash expense items.  This was partially offset by an increase in net income of $0.3 million.

   Cash Flows from Investing Activities

Net cash provided by investing activities increased approximately 64.9% to $25.9 million for the three months ended March 31, 2009 compared to the same period ended March 31, 2008. The increase was primarily related to decreases in advances receivable of $11.4 million, purchases of property and equipment of $2.1 million and acquisitions of $0.5 million.  This was partially offset by an increase in restricted cash of $3.8 million.

   Cash Flows from Financing Activities

Net cash used in financing activities decreased 7.0% to $58.8 million for the three months ended March 31, 2009 compared to the same period ended March 31, 2008. During the three months ended March 31, 2009, the Company had net repayments under the revolving credit facility of approximately $52.2 million and paid $3.8 million in dividends.

Capital Expenditures

For the three months ended March 31, 2008 and 2009, we spent $3.2 million and $1.1 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of March 31, 2008 and 2009, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $15.8 million and $14.4 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at March 31, 2008 and 2009 was approximately $3.5 million and $3.2 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of March 31, 2009, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
Long-term debt obligations:
Revolving credit facility	$137,774	$—	$—	137,774	$—
Mortgage payable	6,572	597	1,593	1,593	2,789
Note payable	69	69	—	—	—
Operating lease obligations (1)	141,954	47,220	76,160	17,021	1,553
Purchase obligations	60	60	—	—	—

Total	$286,429	$47,946	$77,753	$156,388	$4,342

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

As of March 31, 2009 we had $137.8 million outstanding on the revolving portion of our credit facility and approximately $1.0 million of unutilized letters of credit outstanding, leaving approximately $131.2 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of March 31, 2009, the senior leverage covenant restricted our availability to approximately $69.0 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of March 31, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half times trailing twelve month EBITDA as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing 12-month EBITDA, as defined in the credit agreement, as of March 31, 2009 was approximately $103.4 million. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become due and payable. We were in compliance with all financial covenants at March 31, 2009. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

United Kingdom Overdraft Facility. In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum available borrowings under the facility are GBP 400,000, which is equivalent to approximately $569,000 at March 31, 2009. The interest rate on any borrowings under this facility is the Bank of England base rate plus 1.75%. The facility is repayable upon demand by the lender. We had no outstanding borrowings on this facility at March 31, 2009.

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $5.0 million and $4.9 million at December 31, 2008 and March 31, 2009, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.7 million at December 31, 2008 and March 31, 2009.

   Operating Lease Obligations

We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue and payment of real estate taxes, and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a major stockholder. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Related Party Transactions.”

   Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of March 31, 2009, our purchase obligations totaled approximately $0.1 million.

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

We test our goodwill for impairment annually as of September 30, or if there is a significant change in the business environment. In addition, we performed an updated goodwill impairment test as of December 31, 2008 as a result of a change in our reporting units. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation.

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

We have based these forward-looking statements on management’s current views and expectations.  Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable.  These risks, uncertainties and other factors could cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  These risks, uncertainties and factors include, but are not limited to:

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

•                  the possible impairment of goodwill;

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

•                  theft and employee errors; and

•                  the other matters set forth under “Part I. Item 1A. Risk Factors”  in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

   Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2008 or March 31, 2009. The weighted average interest rate on our $189.8 million of variable interest debt as of December 31, 2008 was approximately 4.17%. The weighted average interest rate on our $137.8 million of variable interest debt as of March 31, 2009 was approximately 3.33%.

We had total interest expense of $2.7 million and $1.7 million for the three months ended March 31, 2008 and 2009, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.6 million and $0.8 million for the three months ended March 31, 2008 and 2009, respectively.

   Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2008 or March 31, 2009.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $2.6 million and $2.8 million as of December 31, 2008 and March 31, 2009, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 5. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors.” of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, results of operations, financial condition, future results and the trading price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended March 31, 2009:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 to January 31	1,115	$1.96	—	—
February 1 to February 28	1,488	1.24	—	—
March 1 to March 31	669	1.82	—	—
Total	3,272	$1.60	—	—

(1)           Based on trade date.

(2)           This column includes 3,272 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

(3)           In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. Except as noted above, we did not repurchase any stock during the three months ended March 31, 2009.

ITEM 6.  EXHIBITS.

Exhibit	Description
10.1	Professional Services Agreement between Advance America, Cash Advance Centers, Inc. and Tony S. Colletti d/b/a Colletti & Associates dated February 19, 2009.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE
CENTERS, INC.

May 11, 2009	By:	/s/ J. PATRICK O’SHAUGHNESSY

J. Patrick O’Shaughnessy
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Professional Services Agreement between Advance America, Cash Advance Centers, Inc. and Tony S. Colletti d/b/a Colletti & Associates dated February 19, 2009.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).