Form 10-Q
period 2009-06-30
Advance America, Cash Advance Centers, Inc.
filed 2009-08-10
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2009
Common Stock, par value $.01 per share	61,649,535 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and six months ended June 30, 2009

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2008 and June 30, 2009

(in thousands, except per share data)

	December 31, 2008	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$16,017	$14,754
Advances and fees receivable, net	220,115	194,785
Deferred income taxes	13,008	13,008
Other current assets	15,721	23,761
Total current assets	264,861	246,308
Restricted cash	4,633	7,681
Property and equipment, net	46,091	37,466
Goodwill	126,661	127,182
Other assets	4,764	4,366
Total assets	$447,010	$423,003
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,977	$12,085
Accrued liabilities	33,917	30,369
Income taxes payable	1,625	—
Accrual for third-party lender losses	3,960	3,853
Current portion of long-term debt	545	563
Total current liabilities	54,024	46,870
Revolving credit facility	189,817	158,235
Long-term debt	4,590	4,356
Deferred income taxes	22,311	22,311
Deferred revenue	4,791	3,671
Other liabilities	218	277
Total liabilities	275,751	235,720
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,087 and 61,649 outstanding as of December 31, 2008 and June 30, 2009, respectively	968	968
Paid in capital	288,635	289,498
Retained earnings	143,961	158,042
Accumulated other comprehensive loss	(2,585)	(1,663)
Common stock in treasury (35,734 and 35,172 shares at cost at December 31, 2008 and June 30, 2009, respectively)	(259,720)	(259,562)
Total stockholders’ equity	171,259	187,283
Total liabilities and stockholders’ equity	$447,010	$423,003

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2008 and 2009

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total Revenues	$162,142	$150,124	$327,598	$306,517
Center Expenses:
Salaries and related payroll costs	49,305	45,404	100,706	92,917
Provision for doubtful accounts	30,225	33,012	51,005	54,110
Occupancy costs	24,605	23,247	50,029	48,020
Center depreciation expense	4,228	3,260	8,523	6,983
Advertising expense	6,844	8,935	9,990	11,116
Other center expenses	11,041	11,606	25,636	24,312
Total center expenses	126,248	125,464	245,889	237,458
Center gross profit	35,894	24,660	81,709	69,059
Corporate and Other Expenses (Income):
General and administrative expenses	16,009	13,798	32,384	27,869
Corporate depreciation expense	792	679	1,560	1,367
Interest expense	2,529	1,595	5,217	3,294
Interest income	(29)	(17)	(70)	(34)
(Gain)/Loss on disposal of property and equipment	92	(80)	218	(47)
Loss on impairment of assets	—	—	236	2,209
Income before income taxes	16,501	8,685	42,164	34,401
Income tax expense	7,227	2,043	18,086	12,616
Net income	$9,274	$6,642	$24,078	$21,785
Net income per common share:
Basic	$0.14	$0.11	$0.36	$0.36
Diluted	$0.14	$0.11	$0.36	$0.35
Dividends declared per common share	$0.125	$0.0625	$0.25	$0.125
Weighted average number of shares outstanding:
Basic	64,508	60,865	67,586	60,862
Diluted	64,512	61,657	67,607	61,545

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2009

(in thousands, except per share data)

	Common Stock				Accumulated Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2008	96,821	$968	$288,635	$143,961	$(2,585)	(35,734)	$(259,720)	$171,259
Comprehensive income:
Net income	—	—	—	21,785	—	—	—	21,785
Foreign currency translation	—	—	—	—	922	—	—	922
Total comprehensive income								22,707
Dividends paid ($0.125 per share)	—	—	—	(7,623)	—	—	—	(7,623)
Dividends payable	—	—	—	(81)	—	—	—	(81)
Purchases of treasury stock	—	—	—	—	—	(3)	(5)	(5)
Issuance of restricted stock	—	—	—	—	—	564	—	—
Vesting of restricted stock issued from treasury stock	—	—	(132)	—	—	—	132	—
Forfeitures of restricted stock	—	—	—	—	—	(3)	—	—
Amortization of restricted stock	—	—	404	—	—	—	—	404
Stock option expense	—	—	615	—	—	—	—	615
Issuance of common stock to director in lieu of cash	—	—	(24)	—	—	4	31	7
Balances, June 30, 2009	96,821	$968	$289,498	$158,042	$(1,663)	(35,172)	$(259,562)	$187,283

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2009

(in thousands)

	2008	2009
Cash flows from operating activities
Net income	$24,078	$21,785
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	10,101	8,380
Non-cash interest expense	393	320
Provision for doubtful accounts	51,005	54,110
Deferred income taxes	2,355	—
(Gain)/Loss on disposal of property and equipment	218	(47)
Loss on impairment of assets	236	2,209
Amortization of restricted stock	440	404
Stock option expense	650	615
Common stock issued to director in lieu of cash	46	7
Changes in operating assets and liabilities
Fees receivable, net	(4,886)	(11,713)
Other current assets	(14,494)	(7,947)
Other assets	268	98
Accounts payable	(500)	348
Accrued liabilities	(1,081)	(3,644)
Income taxes payable	91	(1,625)
Deferred revenue	5,819	(1,119)
Other liabilities	38	—
Net cash provided by operating activities	74,777	62,181
Cash flows from investing activities
Changes in advances receivable	(21,298)	(17,060)
Changes in restricted cash	304	(3,048)
Acquisition of business, net of cash acquired	(769)	—
Proceeds from sale of property and equipment	22	219
Purchases of property and equipment	(5,789)	(1,874)
Net cash used in investing activities	(27,530)	(21,763)
Cash flows from financing activities
(Payments on)/proceeds from revolving credit facility, net	45,626	(31,582)
Payments on mortgage payable	(203)	(218)
Payments on note payable	(64)	(68)
Proceeds from overdraft facility, net	—	68
Payments of financing costs	(1,585)	—
Purchases of treasury stock	(79,896)	(5)
Payments of dividends	(16,779)	(7,623)
Changes in book overdrafts	(525)	(2,326)
Net cash used in financing activities	(53,426)	(41,754)
Effect of exchange rate changes on cash and cash equivalents	(32)	73
Net decrease in cash and cash equivalents	(6,211)	(1,263)
Cash and cash equivalents, beginning of period	28,251	16,017
Cash and cash equivalents, end of period	$22,040	$14,754

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,149	$3,107
Income taxes	25,142	20,307
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	151	8
Restricted stock dividends payable	67	81
Net assets acquired through acquisition of business	61	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc.  (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2009.

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

In Virginia, we offer a line of credit product with a 25-day billing cycle.  Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date.  Revenue for this product is recorded when it is charged to the customer’s account and therefore it is not recognized on a ratable basis.

The Company has entered into a long-term services contract for which the Company receives advance payments.  These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Concentration of Risk

For the three months ended June 30, 2008 and 2009, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 48% of the Company’s total revenues.  For the six months ended June 30, 2008 and 2009, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 48% and 49%, respectively, of the Company’s total revenues.

Financial Instrument Assets and Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial assets and liabilities for which carrying values equal or approximate fair values include cash and cash equivalents, advances, fees, interest, installment loans, lines of credit receivable, certain other assets, accounts payable, accrued liabilities, and certain other liabilities.  For these assets and liabilities, the carrying values approximate fair value due to their short-term nature.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Deferred tax assets and liabilities are adjusted on an annual basis.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options.  For the three months ended June 30, 2008 and 2009, 285,613 and 219,851 restricted shares, respectively, were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.  For the six months ended June 30, 2008 and 2009, 243,613 and 219,851 restricted shares, respectively, were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.  For the three and six months ended June 30, 2008, options to purchase 1,612,500 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.  For the three and six months ended June 30, 2009, options to purchase 1,567,500 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	64,508	60,865	67,586	60,862
Effect of dilutive unvested restricted stock	4	421	21	386
Effect of dilutive outstanding stock options	—	371	—	297
Weighted average number of common shares outstanding—diluted	64,512	61,657	67,607	61,545

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition-date fair value.  In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value.  SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities.  SFAS 141(R) is effective for acquisitions consummated on or after January 1, 2009.  The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”).  This Staff Position amends FASB Statement No. 140 “Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, as revised, to require public entities to provide additional disclosures about their involvement with Variable Interest Entities (“VIEs”).  FSP FAS 140-4 and FIN 46(R)-8 were effective for the Company’s fiscal year ended December 31, 2008.  The Company has adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8, with no material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amend the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments, including disclosure of the method and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements.  The Company has adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1, with no material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures the entity should make about events or transactions that occurred after the balance sheet date.  The Company has adopted SFAS 165 during the second quarter of 2009, and its application had no material impact on the Company’s financial position or results of operations.  We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009.

In June 2009, the FASB issued SFAS 166, “New Guidance for Transfers of Financial Assets, a revision to SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS 166 will require more information about the transfer of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS 166 will be effective of a reporting entity’s first fiscal year beginning after November 15, 2009 or January 1, 2010, for a calendar year-end entity.  Management does not presently believe SFAS 166 will have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS 167, “New Consolidation Guidance for Variable Interest Entities, a revision to SFAS Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities”.  SFAS 167 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance.  SFAS 167 will be effective of a reporting entity’s first fiscal year beginning after November 15, 2009 or January 1, 2010, for a calendar year-end entity.  Management has not yet evaluated the impact of SFAS 167 on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162”.  SFAS 168 established two levels of U.S. generally accepted accounting principles (GAAP) — authoritative and nonauthoritative.  The FASB Accounting Standards Codification (ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC).  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009.  The adoption of SFAS 168 will not have any impact on the Company’s financial position or statement of operations.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2008	June 30, 2009
Advances receivable	$215,577	$192,071
Fees and interest receivable	33,633	33,842
Returned items receivable	42,996	35,047
Other	3,751	5,533
Allowance for doubtful accounts	(59,441)	(56,910)
Unearned revenues	(16,401)	(14,798)
Advances and fees receivable, net	$220,115	$194,785

Included in the advances and fees and interest receivables are amounts that may be past due that do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Beginning balance	$49,877	$53,254	$61,306	$59,441
Provision for doubtful accounts	30,101	32,319	51,975	54,217
Charge-offs	(31,828)	(34,862)	(75,503)	(71,405)
Recoveries	5,346	6,199	15,718	14,657
Ending balance	$53,496	$56,910	$53,496	$56,910

Changes in the accrual for third-party lender losses for the three and six months ended June 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Beginning balance	$3,493	$3,160	$4,587	$3,960
Provision for doubtful accounts	124	693	(970)	(107)
Ending balance	$3,617	$3,853	$3,617	$3,853

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and six months ended June 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Beginning balance	$53,370	$56,414	$65,893	$63,401
Provision for doubtful accounts	30,225	33,012	51,005	54,110
Charge-offs	(31,828)	(34,862)	(75,503)	(71,405)
Recoveries	5,346	6,199	15,718	14,657
Ending balance	$57,113	$60,763	$57,113	$60,763

4. Other Current Assets

Other current assets include approximately $1.6 million and $7.6 million in prepaid income taxes as of December 31, 2008 and June 30, 2009, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2008	June 30, 2009
Employee compensation	$13,533	$12,127
Workers’ compensation	4,851	4,682
Lease smoothing	3,011	2,526
Advertising	584	143
Construction in progress	99	8
Center closing costs	871	1,543
Accounting and tax	1,158	1,050
Property, sales and franchise taxes	558	718
Legal	1,128	1,362
Severance	374	400
Deferred revenue	1,830	1,752
Legal settlements	2,600	1,607
Other	3,320	2,451
Total	$33,917	$30,369

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and those arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.  In addition, the Company is obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by each of its officers and directors responding to inquiries, or defending against claims or proceedings, arising by reason of the fact that such person is or was an officer or director of the Company.  Unless otherwise stated below, the Company is vigorously defending against actions brought against it.  The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below.

Legal Proceedings

Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act, and a 2001 class action settlement agreement entered into by the Company’s prior subsidiary in Arkansas.  The complaint alleges that the Company’s current subsidiary made usurious loans under the Arkansas Check Cashers Act and seeks compensatory damages in an amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present (which would total approximately $21.4 million for deferred presentment transactions made during that time or approximately $87 million in damages for all transactions originated, processed, and serviced during that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys’ fees, and costs.  The trial court has denied the Company’s motion to compel arbitration and the class was certified in April 2008.  The Company’s appeals of both decisions were denied.  The plaintiff has filed a motion for summary judgment which the Company has opposed.  The parties are currently engaged in settlement negotiations.

Magee and Johnson v. Advance America Servicing of Arkansas, Inc.

On October 13, 2008, Gary Neil Magee and Charlotte Johnson filed a putative class action in the Circuit Court of Clark County, Arkansas alleging that the Company’s Arkansas subsidiary violated the Arkansas usury law and the Arkansas Deceptive Trade Practices Act.  The complaint alleges that the fees charged by the Company’s subsidiary to cash checks were interest on consumer loans and usurious under state law.  The parties seek compensatory damages in an amount equal to twice the combined interest plus unrelated check cashing fees on the loans from April 2008 to October 2008, and a declaration that the transactions are void, plus attorneys’ fees and costs.  The Company removed the case from state to federal court where the court granted the Company’s motion to compel individual arbitration.  The parties have agreed to settle this case for an immaterial amount. The Company expects that settlement will be effected within the third quarter and that the Company will be released from all claims.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 18, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law, and the California Consumer Legal Remedies Act.  The case has been removed to the U.S. District Court for the Southern District of California.  The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorneys’ fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts.  The parties are engaged in jurisdictional discovery.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida.  This putative class action alleges that McKenzie, by and through the actions of certain officers, directors and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act.  The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties.  Ms. Reuter’s claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case.  However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims, the substituted named plaintiff, and the resulting appeal has been dismissed by the Florida court of appeals.  The Company has sought review of the arbitration issue by the Florida Supreme Court.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors.  The allegations, relief sought, and the Company’s defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above.  The Company and individual defendants appealed the trial court’s denial of certain defendants’ motion to dismiss for lack of personal jurisdiction.  The appellate court affirmed the trial court’s ruling.  A petition for certiorari has been filed in the Florida Supreme Court on behalf of the individual Advance America defendants, but the case will proceed against the Company.

King and Strong v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

On August 6, 2004, Tahisha King and James E. Strong, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced cash advances in Georgia, filed a putative class action lawsuit in the State Court of Cobb County, Georgia against the Company, William M. Webster IV, the Company’s Chairman, and other unnamed officers, directors, owners and “stakeholders,” alleging various causes of action including that the

Georgia subsidiary made illegal cash advance loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act, and Georgia’s Racketeer Influenced and Corrupt Organizations Act.  The complaint alleges that BankWest was not the “true lender” and that the Company was the “de facto” lender.  The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages.

On February 9, 2009, the parties signed a settlement agreement for the purpose of resolving all claims in connection with the class action.  On May 22, 2009, the court conducted a fairness hearing and approved the settlement agreement.  The Company will pay a minimum of approximately $2.0 million from which (1) a settlement pool will be established to cover payment of claims, individually varying from $30 to $90, and (2) payment of all costs and fees, including attorneys’ fees, related to the litigation and settlement administration of the class action will be made.  If claims made plus costs exceed approximately $2.0 million, the Company will be required to pay additional funds into the settlement pool up to an aggregate cap of approximately $3.7 million.  All named defendants will be released from all claims in connection with originating, marketing, or servicing loans in Georgia.

Glasscock v. Advance America, Cash Advance Centers of Georgia, Inc. et al.

The Company’s Georgia subsidiary is involved in another case in Georgia that, although not a class action lawsuit, contains essentially the same allegations as the King and Strong case described above.  On March 10, 2003, Angela Glasscock, a customer of BankWest, filed an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of Georgia alleging that the Company’s Georgia subsidiary was making cash advances in Georgia in violation of the Georgia Industrial Loan Act.  BankWest intervened into the case and subsequently both the subsidiary and BankWest filed a motion for summary judgment, which was granted in September 2005.  In April 2007, on appeal, the United States District Court overturned the U.S. Bankruptcy Court’s grant of summary judgment.  The parties have settled this case for an immaterial amount and the Company has been released from all claims.

Trejo v. Advance America, Cash Advance Centers of Illinois, Inc.

On March 4, 2009, Martha Trejo filed a putative class action lawsuit in the Circuit Court of Cook County against the Company’s Illinois subsidiary, Advance America, Cash Advance Centers of Illinois, Inc.  The complaint alleges that the Illinois subsidiary’s practices violate the Illinois Payday Reform Act, the Illinois Interest Act, the Illinois Consumer Installment Loan Act, and the Illinois Wage Assignment Act.  The complaint seeks certification of a class of individuals for the alleged violations as well as a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages in an unspecified amount.  The Company removed the case to United States District Court for the Northern District of Illinois and filed a motion to dismiss or, in the alternative, to compel arbitration.  The court granted the Company’s motion to compel individual arbitration in June 2009.

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc.  The action alleges that the arbitration clause and class action waiver in the Company’s subsidiary’s loan agreement is unconscionable, that the Company’s subsidiary’s practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay.  The lawsuit seeks certification as a class action, unspecified monetary damages, a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief.  The trial court denied the Company’s motion to compel arbitration and the Company is appealing the denial of that motion.  The parties are currently engaged in settlement negotiations.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” of the cash advances it offered.  The lawsuit also claims that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws.  The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees, and other unspecified costs.  The Company sought to enforce the arbitration provisions in the customer agreements and in June 2009, the trial court ruled that the arbitration clause is unenforceable.  The Company intends to appeal this ruling and seek a stay of the underlying action pending resolution of the appeal.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law.  In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees.  The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling.  The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff and the Company as a defendant.  The amended complaint also seeks to perfect a claim for alleged violations of the state’s usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.  The matter is proceeding before the trial court.  The Company has filed a motion to dismiss the amended complaint and will continue to vigorously defend against the lawsuit.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law.  The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee and the payment by the Company of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs.  In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter.  All parties have appealed this order.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest, the lending bank for which the Company previously marketed, processed and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act.  The complaint alleges that BankWest was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.”  The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages.  In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter.  All parties have appealed this order.

Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

On April 21, 2009, Yulon Clerk, a former customer, filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC.  The complaint alleges that the practices of the Company’s subsidiaries violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws.  The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages.  The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations.  The Company removed the case to the United States District Court and filed a motion to compel arbitration and stay the underlying action’s proceedings.

Class Actions Against South Carolina Subsidiary

Eight separate putative class actions have been filed in South Carolina against the Company’s subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants.  John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G.  Ferrell filed a complaint on October 30, 2008.  The allegations and relief sought are similar in each case.  Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance.  Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys’ fees and costs.  Each of the lawsuits had been removed to United States District Court for the District of South Carolina, which subsequently remanded all of the class actions to state court.  The Company appealed these rulings and the appellate court has remanded all of the cases to state court.  The Company has joined ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry.

Other Matters

The Company is also involved in other litigation and administrative proceedings that are incidental to its business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

Changes in Legislation

Ohio Legislation

On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year.  As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services.  The small loan product generates less revenue than the Company’s former cash advance product and, as a result, the Company has closed some of its centers in Ohio.

During the six months ended June 30, 2009, the Company closed 63 centers in Ohio.  The estimated cost to close these centers, including an impairment charge of approximately $0.9 million, is approximately $2.2 million, of which $1.2 million and $2.1 million was recognized in the three and six months ended June 30, 2009, respectively.  For the three months ended June 30, 2009 these amounts are included in the income statement as an increase in other center expenses of $1.1 million and an increase in center salaries and related payroll costs of $0.1 million.  For the six months ended June 30, 2009 these amounts are included in the income statement as an increase in other center expenses of $1.1 million, a loss on impairment of assets of $0.9 million, and an increase in center salaries and related payroll costs of $0.1 million.  If the Company’s financial performance in Ohio does not improve, the Company may choose to close additional Ohio centers.

If it is not economically viable to continue operating in Ohio and the Company closes its remaining Ohio centers, the estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $5.2 million to $13.8 million, and the collectability of advances and fees receivable in Ohio most likely would be impaired.  As of June 30, 2009, the net receivable balance in Ohio was approximately

$18.6 million.  At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

Washington Legislation

A new Washington law will become effective on January 1, 2010 that will limit the number of cash advances a customer may take in any one year, limit the advance amount that can be taken out at any one time, and implement a statewide database to monitor the number of loans.  The Company believes this law will negatively impact its revenue and profitability.  The Company may close or consolidate some or all of its centers in Washington.

If the Company closes all of its centers in Washington, the estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $3.0 million to $7.5 million, and the collectibility of advances and fees receivable in Washington most likely would be impaired.  As of June 30, 2009, the net receivable balance in Washington was approximately $8.6 million.  At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Washington.

Other Commitments and Contingencies

At June 30, 2009, the Company had approximately $1.5 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

7. Capital Stock and Stock-Based Compensation Plans

In July 2008, the Company completed the repurchase of its common stock under its stock repurchase program that the Company’s Board of Directors approved on May 4, 2005 and twice extended, once on August 16, 2006 and again on February 13, 2008, for a total of $225.0 million in authorized repurchases.  During the three months ended June 30, 2008, the Company repurchased 5,455,018 shares of its common stock at a cost of approximately $43.1 million pursuant to its stock repurchase program.  During the three months ended June 30, 2009, the Company did not repurchase any shares pursuant to its stock repurchase program.  During the six months ended June 30, 2008 and 2009, the Company repurchased 10,214,340 and 3,272 shares of its common stock, respectively, at a cost of approximately $79.9 million and $5,200, respectively.  For the six months ended June 30, 2008 and 2009, these amounts include 3,272 shares of common stock that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

In 2004, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”).  Accordingly, the Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers, and other key employees of the Company.  Additionally, during 2005, the Company granted stock options and shares of restricted stock to its President and Chief Executive Officer under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively.  Both of these agreements are separate from the Company’s 2004 Omnibus Stock Plan.

Restricted stock grants under the Company’s stock-based compensation plans generally vest in equal annual installments over three, five, or eight years from the date of grant. Stock option grants under the Company’s stock-based compensation plans are generally exercisable in equal annual installments over three, five, or eight years from the date of grant and generally expire ten years after the date of grant.

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

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the six months ended June 30, 2008 and 2009:

	2008	2009
Expected term (years)	5.42	2.00
Expected volatility	48%	66%
Expected dividends (yield)	4.1%	21.9%
Risk-free rate	2.93%	1.03%

The weighted average grant date fair values of options granted during the six months ended June 30, 2008 and 2009 were $2.70 per option and $0.12 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2009 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	2,107,000	615,332
Range of exercise prices	$1.14 – $14.70	$8.48 – $14.70
Weighted average exercise price	$ 9.10	$ 12.51
Aggregate intrinsic value (in thousands)	$ —	$ —
Weighted average remaining contractual term (years)	7.7	6.8

A summary of the Company’s authorized and available shares, activity for the six months ended June 30, 2009, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding			Weighted Average
	Authorized	Restricted Stock	Stock Options	Available For Grant	Stock Option Exercise Price
At December 31, 2008	5,200,000	549,988	1,582,500	3,067,512	$11.81
Authorized	—	—	—	—	—
Granted	—	564,500	539,500	(1,104,000)	1.14
Exercised	—	—	—	—	—
Canceled	—	(3,334)	(15,000)	18,334	8.60
At June 30, 2009	5,200,000	1,111,154	2,107,000	1,981,846	$9.10

A summary of the Company’s restricted stock activity for the six months ended June 30, 2009 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2008	241,363	$10.30
Granted	564,500	1.14
Vested	(18,177)	11.89
Forfeited	(3,334)	14.76
Nonvested at June 30, 2009	784,352	$3.41

The total grant date fair value of restricted shares vested during the six months ended June 30, 2008 and 2009 was approximately $0.1 million and $0.2 million, respectively, and the total market value of these shares on the dates vested was approximately $0.1 million and $26,000, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2008 and 2009 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Restricted stock	$224	$207	$440	$404
Stock options	327	302	650	615
Total stock-based compensation expense	$551	$509	$1,090	$1,019

As of June 30, 2009, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $5.9 million.  The weighted average period over which this expense is expected to be recognized is approximately 3.6 years.

8. Transactions with Variable Interest Entities

The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company has entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender.  The agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit. The Company processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from those customers.

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE.  Therefore, the Company has not consolidated the lender as of and for the three and six months ended June 30, 2008 and 2009.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers.  As of June 30, 2008 and 2009, the third-party lender’s outstanding advances and interest receivable (which were not recorded on the Company’s balance sheet) totaled approximately $16.9 million and $17.5 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible.  Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender advances.  The accrual for third-party lender losses that was reported in the Company’s balance sheet at June 30, 2008 and 2009 was approximately $3.6 million and $3.9 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company’s behalf in Illinois and Washington, D.C.  Included in general and administrative expenses, for the three and six months ended June 30, 2009, are payments of approximately $70,000 and $121,000 respectively, related to this consulting arrangement.  In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three year vesting period.  During the three and six months ended June 30, 2009, approximately $1,000 and $2,000, respectively, was included in general and administrative expense related to the amortization of this restricted stock grant.

Included in center expenses are expenses for center leases with related parties of $0 for the three months ended June 30, 2008 and 2009, and approximately $5,000 and $0 for the six months ended June 30, 2008 and 2009, respectively. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses and legal fees, of approximately $86,000 and $67,000 for the three months ended June 30, 2008 and 2009, respectively, and approximately $173,000 and $124,000 for the six months ended June 30, 2008 and 2009, respectively.

In addition, under a time-share arrangement, the Company’s current Chairman and former Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman and formerly owned, in part, by the Company’s current Chairman. Included in accounts receivable at June 30, 2009 is approximately $4,000 net receivable related to this arrangement.

The Company incurred costs and expenses of approximately $74,000 and $158,000 for the three- and six-month periods ended June 30, 2009, respectively, for the advancement of the expenses incurred by certain of the Company’s officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the United States Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities.  These costs were incurred by the Company pursuant to indemnification agreements between the Company and certain officers and directors, which agreements require the Company to advance expenses, and may require the Company to indemnify those persons for damages, incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s Chief Executive Officer on July 22, 2009.

10. Revolving Credit Facility

In March 2008, the Company amended and restated its prior revolving credit facility with a syndicate of banks. This credit facility now provides the Company with a $270.0 million revolving line of credit, which includes the ability to issue up to $25.0 million in letters of credit. This revolving credit facility matures on March 24, 2013. The Company has the option to increase the revolving credit facility by an additional $95.0 million, subject to compliance with the credit agreement’s covenants and conditions and upon receipt of sufficient commitments from lenders in the lending syndicate.

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth, certain leverage and fixed charge coverage ratios, and charge-off ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. The Company was in compliance with all financial covenants at June 30, 2009.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of June 30, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of June 30, 2009, the Company had $158.2 million outstanding on the revolving portion of the credit facility and $1.4 million of unutilized letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs during the year ended December 31, 2008 that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

The carrying value of the credit facility approximated its fair value at December 31, 2008 and June 30, 2009.

In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum borrowings under this facility are GBP 400,000, which is equivalent to approximately $661,000 at June 30, 2009. The interest rate on any borrowings under this overdraft facility is the Bank of England base rate plus 1.75%. This facility is repayable upon demand by the lender. The Company had an outstanding balance of approximately $68,000 on this facility at June 30, 2009.  The carrying value of this overdraft facility approximates its fair value at June 30, 2009.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $5.0 million and $4.8 million at December 31, 2008 and June 30, 2009, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.7 million and $4.6 million at December 31, 2008 and June 30, 2009, respectively.

The fair market value of our long-term debt is estimated using a discounted cash flow analysis and was approximately $5.8 million and $5.7 million at December 31, 2008 and June 30, 2009, respectively.

11. Income Taxes

The effective income tax rate as a percentage of income before income taxes was 43.8% and 23.5% for the three months ended June 30, 2008 and 2009, respectively. The effective income tax rate as a percentage of income before income taxes was 42.9% and 36.7% for the six months ended June 30, 2008 and 2009, respectively. The decrease in the effective tax rate in the current year is primarily due to claims filed for recovery of taxes recognized in prior periods in the amount of $2.6 million and $3.5 million for the three and six months ended June 30, 2009, respectively.

12. Loss on Impairment of Assets

During the first quarter of 2009, the Company identified approximately 170 centers to be closed, in addition to its 24 New Hampshire centers.  The impairment charge related to these 170 centers was approximately $2.2 million, which represents the write-down of the undepreciated costs of the fixed assets in these centers. The estimated cost to close these centers, including the impairment charge, is approximately $5.8 million, of which approximately $1.7 million and $5.1 million were recognized during the three and six months ended June 30, 2009, respectively.  For the three months ended June 30, 2009, these amounts are included in the income statement as a $1.6 million increase in other center expenses and a $0.1 million increase in center salaries and related payroll costs.  For the six months ended June 30, 2009, these amounts are included in the income statement as a $2.6 million increase in other center expenses, $2.2 million in loss on impairment of assets, and $0.3 million increase in center salaries and related payroll costs.

The Company has approximately $4.6 million of goodwill in its United Kingdom operations.  As of June 30, 2009, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level.  The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007.  The goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base.

13. Subsequent Events

On July 29, 2009, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on September 4, 2009 to shareholders of record on August 25, 2009.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers’ next payday. As of June 30, 2009, we operated 2,604 centers in 33 states in the United States, 21 centers in the United Kingdom, and 10 centers in Canada, and had 78 limited licensees in the United Kingdom.

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

Additional fees that we may collect include origination fees, annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Presently, none of the cash advance services we offer include annual participation fees.  Origination fees on services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law.  Fees for returned checks or electronic debits that are declined for non-sufficient funds (“NSF”) vary by state but are generally in amounts up to $30.  In Texas, the third-party lender charges an NSF fee and a late fee on its loans in accordance with Texas law.

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

Except for cash advances completed by third-party lenders, we determine whether to approve a cash advance to our customers in every jurisdiction. The third-party lenders decide whether to approve the loan or cash advance and establish all of the underwriting criteria and terms, conditions, and features of the customer agreement. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. We do not perform credit checks through consumer reporting agencies.

After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes, and the advance has been approved, the customer enters into an agreement governing the terms of the advance. The customer then provides a personal check or an Automated Clearing House (“ACH”) authorization, which enables electronic payment from the customer’s account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and product type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest, if applicable. Payment is usually made in person in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For example, we currently offer pre-paid debit cards, money orders, and money transmission and bill payment services.  During the tax return season, we also offer tax preparation services by a third party.

Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. In the third and fourth quarters of 2007, we began selling money orders, and providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders and bill payments made by our centers. Finally, in 2008, we began facilitating the offering of tax preparation services by a third-party tax preparation provider. We receive a percentage of the tax preparation provider’s fees from customers related solely to tax preparation services.

Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advances and similar services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers’ use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”).

Although there are numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics, and underlying economics of our principal products and services generally are substantially similar in most jurisdictions.

Approval Process

To obtain a cash advance, a customer typically:

•                  completes an application and presents the required documentation: usually proof of identification, a pay stub or other evidence of income, and a bank statement;

•                  enters into an agreement governing the terms of the cash advance, including the customer’s agreement to repay the amount advanced in full on or before a specified due date (usually the customer’s next payday), and our agreement to defer the presentment or deposit of the customer’s check or ACH authorization until the due date;

•                  writes a personal check or provides an ACH authorization to cover the amount advanced plus charges for applicable fees and/or interest; and

•                  makes an appointment to return on the specified due date to repay the amount advanced plus the applicable charges and to reclaim his or her check.

We determine whether to approve a cash advance to our customers (except that the third-party lenders make this determination in Texas and for advances directly deposited to bank accounts of online customers). We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. In Virginia, we require the customer to grant us a security interest in a motor vehicle to qualify for an open-ended line of credit.

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

If a customer does not pay the amount due, then our management has the discretion to either: (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check or debit their bank account in accordance with their ACH authorization. If management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay, and, in cases where we hold a check, attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If unable to meet his or her payment obligations, the customer may qualify for an extended payment plan (“Payment Plan”). In most states, the terms of our Payment Plan conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months.  The Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan, however, if a customer misses a scheduled payment under a Payment Plan we may resume normal collection procedures. We do not offer a Payment Plan for multiple installment loans or lines of credit, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.  The third-party internet lender offers Payment Plans as required by state law.

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is then deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or our ACH debit clears. For the year ended December 31, 2008 and the six months ended June 30, 2009, we deposited or presented for debit approximately 5.9% and 5.7%, respectively, of all customer checks or ACH authorizations we received, and approximately 25% and 31%, respectively, of deposited customer checks or ACH debits cleared, excluding our installment loan and line of credit products.  If the customer’s check or the ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and, in cases where we hold a check, attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

In the case of cash advances in the form of lines of credit, if a customer fails to make payment when due in accordance with the terms of their agreement with us, then management may close the line of credit and accelerate the maturity date or work with the customer to bring his or her payments current.  If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Number of centers open at end of period	2,856	2,635	2,856	2,635
Number of customers served—all credit products (thousands)	820	743	1,042	944
Number of payday cash advances originated (thousands)	2,864	2,553	5,645	4,975
Aggregate principal amount of payday cash advances originated (thousands)	$1,045,174	$916,093	$2,065,964	$1,789,462
Average amount of each payday cash advance originated	$365	$359	$366	$360
Average charge to customers for providing and processing a payday cash advance	$56	$53	$56	$53
Average duration of a payday cash advance (days)	16.7	17.5	16.7	17.4
Average number of lines of credit outstanding during the period (thousands) (1)	—	26	—	30
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$—	$11,363	$—	$15,341
Average principal amount on each line of credit outstanding during the period (1)	$—	$421	$—	$497
Number of installment loans originated (thousands) (2)	8	9	14	16
Aggregate principal amount of installment loans originated (thousands) (2)	$4,049	$3,938	$6,374	$6,723
Average principal amount of each installment loan originated (2)	$482	$436	$460	$431

(1)                                  We began offering lines of credit in Virginia in November 2008.

(2)                                  The installment loan activity reflects loans we originated as the lender in Illinois.

Revenues and Expenses

Our revenues consist of fees and/or interest paid to us directly by our customers. Our expenses relate primarily to the operation of our centers. These expenses include salaries and related payroll costs, occupancy expense related to our leased centers, center depreciation expense, advertising expense, and other center expenses that consist principally of costs related to center closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs, and costs associated with theft.

Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Our provision for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy.  The analytical models take into account several factors including the number of transactions customers complete, and charge-off and recovery rates.  Additional factors, such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state, and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

The provision for doubtful accounts increased to 22.0% of revenues for the three months ended June 30, 2009 versus 18.6% for the same period in 2008.  During the three months ended June 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of  $2.2 million and $0.5 million, respectively. We launched our line of credit product in Virginia during the fourth quarter of 2008.  This product has experienced a higher loss rate than our payday and installment loan products. Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the three months ended June 30, 2009 and 2008 would have been 19.6% and 18.9%, respectively.

The provision for doubtful accounts increased to 17.7% of revenues for the six months ended June 30, 2009 versus 15.6% for the same period in 2008. During the six months ended June 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of  $2.2 million and $0.5 million, respectively.  Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the six months ended June 30, 2009 and 2008 would have been 16.9% and 15.7%, respectively.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 43.8% and 23.5% for the three months ended June 30, 2008 and 2009, respectively. The effective income tax rate as a percentage of income before income taxes was 42.9% and 36.7% for the six months ended June 30, 2008 and 2009, respectively. The decrease in the effective tax rate in the current period is primarily due to claims filed for recovery of taxes recognized in prior periods in the amount of $2.6 million and $3.5 million for the three and six months ended June 30, 2009, respectively.  We anticipate our effective tax rate for the current year will be in the range of 40% to 42%.

Changes in Legislation

During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue in other states for the foreseeable future. Legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire.  In April 2009, the Governor of Virginia signed a bill into law that restricts us from offering both our cash advance product and our open-ended line of credit product at the same center unless the line of credit is secured by a motor vehicle.  This limitation could reduce our customer base and lower our revenues and profits in Virginia.  In May 2009, a bill was signed into law in the State of Washington that places a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight advances in any one year.  Once the law becomes effective on January 1, 2010, our revenues and profits in Washington will be significantly reduced.  If we are unable to operate profitably in Washington, we may cease operating in that state.  Further, legislation permitting cash advances in Arizona and Mississippi is scheduled to expire in 2010 and 2012, respectively. This legislation may not be renewed or could be modified in a manner that affects our operations negatively. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially-viable alternative products and services.

Operations in Ohio

On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product generates less revenue than our former cash advance product and, as a result, we have closed some of our centers in Ohio.

During the six months ended June 30, 2009, we closed 63 centers in Ohio.  The estimated cost to close these centers, including an impairment charge of approximately $0.9 million, is approximately $2.2 million, of which $1.2 million and $2.1 million was recognized in the three and six months ended June 30, 2009, respectively.  For the three months ended June 30, 2009, these amounts are included in the income statement as an increase in other center expenses of $1.1 million and an increase in center salaries and related payroll costs of $0.1 million.  For the six months ended June 30, 2009, these amounts are included in the income statement as an increase in other center expenses of $1.1 million, a loss on impairment of assets of $0.9 million, and an increase in center salaries and related payroll costs of $0.1 million.  If our financial performance in Ohio does not improve, we may choose to close additional Ohio centers.

If it is not economically viable to continue operations in Ohio and we decide to close our remaining Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $5.2 million to $13.8 million, and the collectibility of advances and fees receivable in Ohio most likely would be impaired. As of June 30, 2009, the net receivable balance in Ohio was approximately $18.6 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

Operations in Washington

A new Washington law will become effective on January 1, 2010, that will limit the number of cash advances a customer may take in any one year, limit the advance amount that can be taken out at any one time, and implement a statewide database to monitor the number of loans.  We believe this law will negatively impact our revenue and profitability in that state.  We may close or consolidate some or all of our centers in Washington.

If we decide to close our Washington centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $3.0 million to $7.5 million, and the collectibility of advances and fees receivable in Washington most likely would be impaired.  As of June 30, 2009, the net receivable balance in Washington was approximately $8.6 million.  At this time we are not able to determine the amount of goodwill impairment, if any, that would result from cessation of operations in Washington.

For the three months ended June 30, 2008 and 2009, 4.1% and 4.3%, respectively, of our total revenues were generated from our operations in Washington. For the six months ended June 30, 2008 and 2009, 3.9% and 4.2%, respectively, of our total revenues were generated from our operations in Washington.  The following is a summary of financial information for our operations in Washington for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues	$6,613	$6,396	$12,926	$12,807
Total center expenses	5,418	4,867	11,099	9,671
Center gross profit (loss)	$1,195	$1,529	$1,827	$3,136

Changes in Other States

New laws in South Carolina and Kentucky, both effective on January 1, 2010, require the implementation of state databases in order to limit the number of cash advances customers may have outstanding at any one time statewide.  Although we expect these changes to have a negative impact on our operations, we believe operations in these states will continue to be economically viable.

Closings

During the first quarter of 2009, the Company identified approximately 170 centers to be closed, in addition to our 24 New Hampshire centers.  The impairment charge related to these 170 centers was approximately $2.2 million, which represents the write-down of the undepreciated costs of the fixed assets in these centers. The estimated cost to close these centers, including the impairment charge, is approximately $5.8 million, of which approximately $1.7 million and $5.1 million were recognized during the three and six months ended June 30, 2009, respectively.  For the three months ended June 30, 2009, these amounts are included in the income statement as a $1.6 million increase in other center expenses and a $0.1 million increase in center salaries and related payroll costs.  For the six months ended June 30, 2009, these amounts are included in the income statement as a $2.6 million increase in other center expenses, $2.2 million in loss on impairment of assets, and $0.3 million increase in center salaries and related payroll costs.

Closing of Operations in New Mexico.  Legislation in New Mexico became effective in 2007 that limits fees and interest on all consumer loans and gives borrowers a 130 day interest-free and fee-free extension. As a result of this legislation, we determined that it was not economically viable to continue operating in New Mexico. As a result, we closed our remaining nine centers in New Mexico in August 2008. The closing costs associated with closing our operations in New Mexico were approximately $0.1 million.  These costs are included in the income statement as an increase in other center expenses of $0.1 million.  The cessation of our New Mexico operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in New Mexico for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues	$124	$—	$224	$—
Total center expenses	318	3	649	5
Center gross profit (loss)	$(194)	$(3)	$(425)	$(5)

Closing of Operations in Arkansas.  In March 2008, we received a letter from the Arkansas Attorney General demanding that we stop offering deferred presentment transactions under the Arkansas Check Cashers Act. In response, we complied with the Attorney General’s demands and began offering consumer loans at interest rates below the applicable Arkansas usury cap. In September 2008, we received a notice from the Arkansas State Board of Collections that the Board had determined that consumer lenders who accept account withdrawal authorizations would be deemed by the Board to be engaged in the business of making deferred presentment transactions. During this same time, we were in discussions with the Arkansas Attorney General to address certain items regarding our operations in Arkansas.  The Attorney General agreed that if we discontinued our operations in Arkansas, he would not bring suit against us. Although we believe we have always operated in compliance with Arkansas law, we concluded that avoiding potentially costly litigation in this circumstance was in the best interest of our stockholders. As a result, we closed all 30 centers in Arkansas on or before October 31, 2008. The costs associated with closing our Arkansas operations were approximately $1.8 million, including $1.1 million due to the write-down of receivables.   These costs are included in the income statement as increases of $1.1 million in the provision for doubtful accounts, $0.4 million in other center expenses, $0.2 million in center salaries and related payroll costs, and $0.1 million in loss on disposal of property and equipment.  The cessation of our Arkansas operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in Arkansas for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues	$822	$2	$2,351	$5
Total center expenses	1,398	38	2,749	132
Center gross profit (loss)	$(576)	$(36)	$(398)	$(127)

Closing of Operations in New Hampshire.  Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it was not economically viable to continue operating in New Hampshire. As a result, we closed 23 centers in New Hampshire in the first half of 2009 and will close the remaining center during the second half of 2009.  The costs associated with closing our New Hampshire operations are estimated to be approximately $1.4 million, including $0.5 million due to the write-down of receivables. Approximately $0.7 million of these expenses were recognized during 2008, including a $0.5 million increase in the provision for doubtful accounts and $0.2 million in the loss on impairment of assets.  During the three and six months ended June 30, 2009, zero and $0.6 million of these expenses were recognized, respectively.  The $0.6 million included in the income statement for the six months ended June 30, 2009 is included as an increase in other center expenses of $0.5 million and an increase in center salaries and related payroll costs of $0.1 million.  The cessation of our New Hampshire operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in New Hampshire for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues	$1,967	$9	$3,887	$134
Total center expenses	1,005	90	2,039	1,190
Center gross profit (loss)	$962	$(81)	$1,848	$(1,056)

Acquisition in the United Kingdom

During the six months ended June 30, 2008, we acquired two centers in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million.

Centers

The following table illustrates the composition of our center network at December 31, 2008 and June 30, 2009:

State	December 31, 2008	June 30, 2009
Alabama	144	142
Arizona	53	51
California	290	285
Colorado	68	66
Delaware	16	16
Florida	257	248
Idaho	10	8
Illinois	80	71
Indiana	113	104
Iowa	35	34
Kansas	59	56
Kentucky	44	44
Louisiana	85	84
Michigan	152	151
Mississippi	61	61
Missouri	91	87
Montana	5	4
Nebraska	24	22
Nevada	14	13
New Hampshire (1)	24	1
North Dakota	8	7
Ohio	244	181
Oklahoma	68	67
Rhode Island	21	21
South Carolina	138	137
South Dakota	12	12
Tennessee	63	62
Texas	252	248
Utah	6	6
Virginia	151	147
Washington	102	96
Wisconsin	67	62
Wyoming	10	10
Total United States	2,767	2,604
Canada	10	10
United Kingdom	20	21
Total	2,797	2,635

(1) We stopped offering cash advances in New Hampshire in the first quarter of 2009.

New centers

We opened nine and zero new centers during the three months ended June 30, 2008 and 2009, respectively. We opened 36 and four new centers during the six months ended June 30, 2008 and 2009, respectively.

Closed centers

We closed eight and 105 centers during the three months ended June 30, 2008 and 2009, respectively. We closed 14 and 166 centers during the six months ended June 30, 2008 and 2009, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments, and any lease cancellation costs. We recorded expenses related to center closures of approximately $0.2 million and $1.7 million in the three months ended June 30, 2008 and 2009, respectively. We recorded expenses related to center closures of approximately $1.1 million and $5.1 million in the six months ended June 30, 2008 and 2009, respectively.  For the three months ended June 30, 2008, these amounts are included in the income statement as a $0.2 million increase in other center expenses.   For the three months ended June 30, 2009, these amounts are included in the income statement as a $1.6 million increase in other center expenses and a $0.1 million increase in center salaries and related payroll costs.  For the six months ended June 30, 2008, these amounts are included in the income statement as a $0.7 million in increase in other center expenses, a $0.2 million increase in center salaries and related payroll costs, and $0.2 million in loss on impairment of assets.  For the six months ended June 30, 2009, these amounts are included in the income statement as a $2.6 million increase in other center expenses, $2.2 million in loss on impairment of assets, and $0.3 million increase in center salaries and related payroll costs.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements, in conformity with generally accepted accounting principles in the United States (“GAAP”), requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, we must often make estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of the allowance for doubtful accounts and accrual for third-party lender losses. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. These amounts may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

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

The provision for doubtful accounts increased to 22.0% of revenues for the three months ended June 30, 2009 versus 18.6% for the same period in 2008.  During the three months ended June 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of $2.2 million and $0.5 million, respectively. We launched our line of credit product in Virginia during the fourth quarter of 2008.  This product has experienced a higher loss rate than our payday and installment loan products. Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the three months ended June 30, 2009 and 2008 would have been 19.6% and 18.9%, respectively.

The provision for doubtful accounts increased to 17.7% of revenues for the six months ended June 30, 2009 versus 15.6% for the same period in 2008. During the six months ended June 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of  $2.2 million and $0.5 million, respectively.  Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the six months ended June 30, 2009 and 2008 would have been 16.9% and 15.7%, respectively.

The allowance for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as new products, changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state, and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

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

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date the check was returned by the customer’s bank for non-sufficient funds, or the ACH debit was not cleared, or other reasons, unless the customer has paid at least 15% of the total of his or her loan plus the original fee, or 60 days from the default date for our line of credit and installment loan products. Unpaid advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

Our business experiences cyclicality in receivable balances from both the time of year and the day of the week. Fluctuations in receivable balances result in a corresponding impact on the allowance for doubtful accounts, accrual for third-party lender losses, and provision for doubtful accounts.

Our receivables are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The second quarter of 2008 began on a Tuesday (a relative low point in weekly receivable balances) and ended on a Monday (a relative low point in weekly receivable balances). The second quarter of 2009 began on a Wednesday (a relative high point in weekly receivable balances) and ended on a Tuesday (a relative low point in weekly receivable balances).

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts.  As of June 30, 2009, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $3.0 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of June 30, 2009, the carrying value of goodwill was $127.2 million due to the amortization of goodwill prior to the adoption of SFAS 142 and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, as of September 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions.  Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings.  We believe that the estimates of future cash flows and fair value are reasonable.  Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $4.6 million of goodwill in our United Kingdom operations. As of June 30, 2009, these operations have cumulatively generated negative cash and have not reached break-even at the center gross profit level. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations.

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

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2008 and June 30, 2009 financial statements include accruals of approximately $4.9 million and $4.7 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of June 30, 2009, the total compensation cost not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $5.9 million. The weighted average period over which this expense is expected to be recognized is approximately 3.6 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009

The following tables set forth our results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2008		2009		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$162,142	100.0%	$150,124	100.0%	$(12,018)	(7.4)%
Center Expenses:
Salaries and related payroll costs	49,305	30.4%	45,404	30.2%	3,901	7.9%
Provision for doubtful accounts	30,225	18.6%	33,012	22.0%	(2,787)	(9.2)%
Occupancy costs	24,605	15.2%	23,247	15.5%	1,358	5.5%
Center depreciation expense	4,228	2.6%	3,260	2.2%	968	22.9%
Advertising expense	6,844	4.2%	8,935	6.0%	(2,091)	(30.6)%
Other center expenses	11,041	6.8%	11,606	7.7%	(565)	(5.1)%
Total center expenses	126,248	77.8%	125,464	83.6%	784	0.6%
Center gross profit	35,894	22.2%	24,660	16.4%	(11,234)	(31.3)%
Corporate and Other Expenses (Income):
General and administrative expenses	16,009	9.9%	13,798	9.2%	2,211	13.8%
Corporate depreciation expense	792	0.5%	679	0.4%	113	14.3%
Interest expense	2,529	1.6%	1,595	1.0%	934	36.9%
Interest income	(29)	—	(17)	—	(12)	(41.4)%
(Gain)/Loss on disposal of property and equipment	92	—	(80)	—	172	187.0%
Total corporate and other expenses	19,393	12.0%	15,975	10.6%	3,418	17.6%
Income before income taxes	16,501	10.2%	8,685	5.8%	(7,816)	(47.4)%
Income tax expense	7,227	4.5%	2,043	1.4%	5,184	71.7%
Net income	$9,274	5.7%	$6,642	4.4%	$(2,632)	(28.4)%

	Three Months Ended June 30,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,854	2,740
Opened	9	—
Acquired	1	—
Closed	(8)	(105)
Number of centers open at end of period	2,856	2,635
Weighted average number of centers open during the period	2,856	2,681
Number of customers served—all credit products (thousands)	820	743
Number of payday cash advances originated (thousands)	2,864	2,553
Aggregate principal amount of payday cash advances originated (thousands)	$1,045,174	$916,093
Average amount of each payday cash advance originated	$365	$359
Average charge to customers for providing and processing a payday cash advance	$56	$53
Average duration of a payday cash advance (days)	16.7	17.4
Average number of lines of credit outstanding during the period (thousands) (1)	—	26
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$—	$11,363
Average principal amount on each line of credit outstanding during the period (1)	$—	$421
Number of installment loans originated (thousands) (2)	8	9
Aggregate principal amount of installment loans originated (thousands) (2)	$4,049	$3,938
Average principal amount of each installment loan originated (2)	$482	$436

(1)                                  We began offering lines of credit in Virginia in November 2008.

(2)                                  The installment loan activity reflects loans we originated as the lender in Illinois.

	Three Months Ended June 30,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$56.8	100.0%	$56.0	100.0%	$(0.8)	(1.4)%
Center expenses:
Salaries and related payroll costs	17.4	30.4%	16.9	30.2%	0.5	2.9%
Provision for doubtful accounts	10.6	18.6%	12.3	22.0%	(1.7)	(16.0)%
Occupancy costs	8.6	15.2%	8.7	15.5%	(0.1)	(1.2)%
Center depreciation expense	1.5	2.6%	1.2	2.2%	0.3	20.0%
Advertising expense	2.4	4.2%	3.3	6.0%	(0.9)	(37.5)%
Other center expenses	3.9	6.8%	4.3	7.7%	(0.4)	(10.3)%
Total center expenses	44.4	77.8%	46.7	83.6%	(2.3)	(5.2)%
Center gross profit	$12.4	22.2%	$9.3	16.4%	$(3.1)	(25.0)%

Revenue Analysis

Total revenues decreased approximately $12.0 million during the three months ended June 30, 2009 compared to the same period in 2008. Total revenues for the 2,609 centers opened prior to April 1, 2008 and still open as of June 30, 2009 decreased $6.3 million, from $154.2 million for the three months ended June 30, 2008 to $147.9 million for the same period in 2009. Centers opened prior to April 1, 2008 were at least three months and fifteen months old as of June 30, 2008 and 2009, respectively. Total revenues for the 26 centers opened or acquired after April 1, 2008 and still open as of June 30, 2009 increased $0.8 million, from $0.1 million for the three months ended June 30, 2008 to $0.9 million for the same period in 2009. Total revenues for the 252 centers that closed during that period represented a decrease of approximately $6.5 million for the three months ended June 30, 2009 compared to the same period in 2008. Of this decrease, approximately $0.1 million,

$0.8 million, and $1.9 million were due to the closure of our centers in New Mexico, Arkansas, and New Hampshire, respectively.

Changes in legislation have had a significant impact on our revenues in Ohio and Virginia.  In Ohio, our revenue has decreased by $5.2 million or 38.9% for the three months ended June 30, 2009 as compared to the same period in 2008.  In Virginia, our revenue has increased approximately $0.9 million or 7.1% for the three months ended June 30, 2009 as compared to the same period in 2008.

Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to a reduction in the number of centers open during the three months ended June 30, 2009 as compared to the same period in 2008 as well as a decrease in salary costs per center.  We averaged approximately 2.03 and 1.94 full-time equivalent field employees, including district directors, per center during the three months ended June 30, 2008 and 2009, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased to 22.0% for the three months ended June 30, 2009 from 18.6% for the same period in 2008.  This increase was due primarily to higher losses in Virginia related to the introduction of a new open-ended line of credit product.  We launched our line of credit product in Virginia during the fourth quarter of 2008.  This product has experienced a higher loss rate than our payday and installment loan products. During the three months ended June 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of  $2.2 million and $0.5 million, respectively. Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the three months ended June 30, 2009 and 2008 would have been 19.6% and 18.9%, respectively.

Occupancy costs.  The decrease in occupancy costs for the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to a decrease in the number of centers open during the three months ended June 30, 2009 as compared to the same period in 2008.

Advertising expense.  Advertising expense increased for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to an increase in direct mailing campaigns during the three months ended June 30, 2009 as compared to the same period in 2008.

Other center expenses.  The increase in other center expenses for the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to an increase in center closing costs for the three months ended June 30, 2009 compared to the same period in 2008.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease in general and administrative expenses for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to:

•                  lower expenses of approximately $1.6 million in public and government relations primarily due to a reduction in trade association dues, consulting fees, and public relation expenditures;

•                  lower expenses of approximately $0.4 million related to personnel, consulting, and other costs associated with new product development and management; and

•                  lower expenses of approximately $0.3 million related to our field operations.

The decrease was partially offset by approximately $0.2 million in professional fees incurred in connection with the recovery of income taxes recognized in prior periods.

(Gain)/Loss on disposal of property.  The favorable change in this item for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to insurance proceeds of approximately $0.2 million being recognized during the period.

Interest expense.  The decrease in interest expense for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in the average interest rates and average outstanding balance.

Income tax expense.  The decrease in income tax expense for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to claims filed for recovery of income taxes recognized in prior periods of $2.6 million.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009

The following tables set forth our results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$327,598	100.0%	$306,517	100.0%	$(21,081)	(6.4)%
Center Expenses:
Salaries and related payroll costs	100,706	30.8%	92,917	30.3%	7,789	7.7%
Provision for doubtful accounts	51,005	15.6%	54,110	17.7%	(3,105)	(6.1)%
Occupancy costs	50,029	15.3%	48,020	15.7%	2,009	4.0%
Center depreciation expense	8,523	2.6%	6,983	2.3%	1,540	18.1%
Advertising expense	9,990	3.0%	11,116	3.6%	(1,126)	(11.3)%
Other center expenses	25,636	7.8%	24,312	7.9%	1,324	5.2%
Total center expenses	245,889	75.1%	237,458	77.5%	8,431	3.4%
Center gross profit	81,709	24.9%	69,059	22.5%	(12,650)	(15.5)%
Corporate and Other Expenses (Income):
General and administrative expenses	32,384	9.8%	27,869	9.1%	4,515	13.9%
Corporate depreciation expense	1,560	0.5%	1,367	0.4%	193	12.4%
Interest expense	5,217	1.6%	3,294	1.1%	1,923	36.9%
Interest income	(70)	—	(34)	—	(36)	(51.4)%
(Gain)/Loss on disposal of property and equipment	218	—	(47)	—	265	121.6%
Loss on impairment of assets	236	0.1%	2,209	0.7%	(1,973)	(836.0)%
Total corporate and other expenses	39,545	12.0%	34,658	11.3%	4,887	12.4%
Income before income taxes	42,164	12.9%	34,401	11.2%	(7,763)	(18.4)%
Income tax expense	18,086	5.5%	12,616	4.1%	5,470	30.2%
Net income	$24,078	7.4%	$21,785	7.1%	$(2,293)	(9.5)%

	Six Months Ended June 30,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,832	2,797
Opened	36	4
Acquired	2	—
Closed	(14)	(166)
Number of centers open at end of period	2,856	2,635
Weighted average number of centers open during the period	2,852	2,744
Number of customers served—all credit products (thousands)	1,042	944
Number of payday cash advances originated (thousands)	5,645	4,975
Aggregate principal amount of payday cash advances originated (thousands)	$2,065,964	$1,789,462
Average amount of each payday cash advance originated	$366	$360
Average charge to customers for providing and processing a payday cash advance	$56	$53
Average duration of a payday cash advance (days)	16.7	17.4
Average number of lines of credit outstanding during the period (thousands) (1)	—	30
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$—	$15,341
Average principal amount on each line of credit outstanding during the period (1)	$—	$497
Number of installment loans originated (thousands) (2)	14	16
Aggregate principal amount of installment loans originated (thousands) (2)	$6,374	$6,723
Average principal amount of each installment loan originated (2)	$460	$431

(1)                                  We began offering lines of credit in Virginia in November 2008.

(2)                                  The installment loan activity reflects loans we originated as the lender in Illinois.

	Six Months Ended June 30,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$114.9	100.0%	$111.7	100.0%	$(3.2)	(2.8)%
Center expenses:
Salaries and related payroll costs	35.4	30.8%	33.9	30.3%	1.5	4.2%
Provision for doubtful accounts	17.9	15.6%	19.7	17.7%	(1.8)	(10.1)%
Occupancy costs	17.5	15.3%	17.5	15.7%	—	—
Center depreciation expense	3.0	2.6%	2.5	2.3%	0.5	16.7%
Advertising expense	3.5	3.0%	4.1	3.6%	(0.6)	(17.1)%
Other center expenses	9.0	7.8%	8.9	7.9%	0.1	1.1%
Total center expenses	86.3	75.1%	86.6	77.5%	(0.3)	(0.3)%
Center gross profit	$28.6	24.9%	$25.1	22.5%	$(3.5)	(12.2)%

Revenue Analysis

Total revenues decreased approximately $21.1 million during the six months ended June 30, 2009 compared to the same period in 2008. Total revenues for the 2,582 centers opened prior to January 1, 2008 and still open as of June 30, 2009 decreased $11.2 million, from $310.1 million for the six months ended June 30, 2008 to $298.9 million for the same period in 2009. Centers opened prior to January 1, 2008 were at least six months and eighteen months old as of June 30, 2008 and 2009, respectively. Total revenues for the 53 centers opened or acquired after January 1, 2008 and still open as of June 30, 2009 increased $2.4 million, from $0.5 million for the six months ended June 30, 2008 to $2.9 million for the same period in 2009. Total revenues for the 252 centers that closed during that period represented a decrease of approximately $12.3 million for the six months ended June 30, 2009 compared to the same period in 2008. Of this decrease, approximately $0.2 million, $2.4 million, and

$3.8 million were due to the closure of our centers in New Mexico, Arkansas, and New Hampshire, respectively.

Changes in legislation have had a significant impact on our revenues in Ohio and Virginia.  In Ohio, our revenue has decreased by $12.7 million or 43.9% for the six months ended June 30, 2009 as compared to the same period in 2008.  In Virginia, our revenue has increased approximately $8.4 million or 34.5% for the six months ended June 30, 2009 as compared to the same period in 2008.

Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to a reduction in the number of centers open during the six months ended June 30, 2009 as compared to the same period in 2008, as well as a decrease in salary and bonus costs per center.  We averaged approximately 2.07 and 1.96 full-time equivalent field employees, including district directors, per center during the six months ended June 30, 2008 and 2009, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased to 17.7% for the six months ended June 30, 2009 from 15.6% for the same period in 2008.  This increase was due primarily to higher losses in Virginia related to the introduction of a new open-ended line of credit product.  We launched our line of credit product in Virginia during the fourth quarter of 2008.  This product has experienced a higher loss rate than our cash advance or installment loan product.  During the six months ended June 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of  $2.2 million and $0.5 million, respectively.  Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the six months ended June 30, 2009 and 2008 would have been 16.9% and 15.7%, respectively.

Occupancy costs.  The decrease in occupancy costs for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in the number of centers open during the six months ended June 30, 2009 as compared to the same period in 2008.

Advertising expense.  Advertising expense increased for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in direct mailing campaigns during the six months ended June 30, 2009 as compared to the same period in 2008.

Other center expenses.  The decrease in other center expenses for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in office supplies, telephone, and travel expenses, partially offset by an increase in center closing costs during the six months ended June 30, 2009 as compared to the same period in 2008.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease in general and administrative expenses for the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to:

•                  lower expenses of approximately $3.0 million in public and government relations primarily due to a reduction in trade association dues, consulting fees, and public relation expenditures;

•                  lower expenses of approximately $0.8 million related to personnel, consulting, and other costs associated with new product development and management;

•              lower expenses of approximately $0.5 million related to our field operations; and

•                  lower expenses of approximately $0.4 million related to our personnel, accounting fees, and other expenses associated with our operations in the United Kingdom;

The decrease was partially offset by:

•                  an increase in information technology expenses of approximately $0.4 million related to consulting fees; and

•                  an increase in professional fees of approximately $0.4 million incurred in connection with the recovery of income taxes recognized in prior periods.

In addition, we received approximately $0.8 million in insurance proceeds related to the reimbursement of legal expenses recognized in prior periods that reduced legal expenses during the six months ended June 30, 2009.  This was offset by higher legal expenses during the period.

(Gain)/Loss on disposal of property.  The favorable change in this item for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to insurance proceeds of approximately $0.2 million being recognized during the period.

Interest expense.  The decrease in interest expense for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in the average interest rates and average outstanding balance.

Income tax expense.  The decrease in income tax expense for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a reduction in state taxes as a result of claims filed for recovery of income taxes recognized in prior periods of $3.5 million.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended June 30, 2008 and 2009 (dollars in thousands):

			Variance
			Favorable/ (Unfavorable)
	2008	2009	Dollars	%
Cash flows provided by (used in):
Operating activities	$74,777	$62,181	$(12,596)	(16.8)%
Investing activities	(27,530)	(21,763)	5,767	20.9%
Financing activities	(53,426)	(41,754)	11,672	21.8%
Effect of exchange rate changes on cash and cash equivalents	(32)	73	105	328.1%
Net decrease in cash and cash equivalents	(6,211)	(1,263)	4,948	79.7%
Cash and cash equivalents, beginning of period	28,251	16,017	(12,234)	(43.3)%
Cash and cash equivalents, end of period	$22,040	$14,754	$(7,286)	(33.1)%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. See “Certain Contractual Cash Commitments—Long-Term Debt Obligations” in this section for a detailed description of our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center openings, fund acquisitions, and pay dividends on our common stock.

We borrow under our $270.0 million revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $0.9 million, or 0.5%, to $194.8 million at June 30, 2009 compared to $195.7 million at June 30, 2008. Advances and fees receivable, net decreased approximately $25.3 million, or 11.5%, to $194.8 million at June 30, 2009 compared to $220.1 million at December 31, 2008.  As of June 30, 2008 and 2009, the senior leverage covenant restricted our availability under our credit facility to approximately $45.9 million and $22.5 million, respectively.

In July 2008, we completed our stock repurchase program that our Board of Directors approved on May 4, 2005, and twice extended, once on August 16, 2006 and again on February 13, 2008, for a total of $225.0 million in authorized repurchases.

During the six months ended June 30, 2008 and 2009, we repurchased 10,214,340 and 3,272 shares of our common stock, respectively, at a cost of approximately $79.9 million and $5,200, respectively.  For the six months ended June 30, 2008 and 2009, these amounts include 3,272 shares of common stock that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

Although our revolving credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not currently prohibit us from pursuing our strategy or limit our current level of operations. Cash that is restricted due to certain states’ regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item “Restricted cash.”  Historically, these restrictions have not had an impact on our ability to meet our liquidity needs for operations.  However, our ability to make dividends to our stockholders and repurchases of our common stock has been, and in the future may be, restricted under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately 16.8% to $62.2 million for the six months ended June 30, 2009 compared to the same period ended June 30, 2008. The decrease in operating cash flow was attributable to a decrease in operating assets and liabilities of $10.9 million and a decrease in net income of approximately $2.3 million.  This was partially offset by an increase in non-cash expense items of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased approximately 20.9% to $21.8 million for the six months ended June 30, 2009 compared to the same period ended June 30, 2008. The decrease was primarily related to a decrease in advances receivable of $4.2 million, a decrease in the purchases of property and equipment of $3.9 million, and a decrease in acquisitions of $0.8 million. This was partially offset by an increase in restricted cash of $3.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities decreased approximately 21.8% to $41.8 million for the six months ended June 30, 2009 compared to the same period ended June 30, 2008. During the six months ended June 30, 2009, the Company had net repayments under the revolving credit facility of approximately $31.6 million and paid $7.6 million in dividends.

Capital Expenditures

For the six months ended June 30, 2008 and 2009, we spent $5.8 million and $1.9 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of June 30, 2008 and 2009, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $16.9 million and $17.5 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at June 30, 2008 and 2009 was approximately $3.6 million and $3.9 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of June 30, 2009, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
Long-term debt obligations:
Revolving credit facility	$158,235	$—	$—	$158,235	$—
Mortgage payable	4,816	226	991	1,146	2,453
Note payable	34	34	—	—	—
United Kingdom overdraft facility	68	68	—	—	—
Interest payable on long-term debt obligations	1,557	173	603	447	334
Operating lease obligations (1)	142,796	32,297	85,419	22,880	2,200
Purchase obligations	88	85	3	—	—
Total	$307,594	$32,883	$87,016	$182,708	$4,987

(1)                                  Includes leases for centers, aircraft hangar space, security equipment, and fax/copier equipment.

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

As of June 30, 2009, we had $158.2 million outstanding on the revolving portion of our credit facility and approximately $1.4 million of unutilized letters of credit outstanding, leaving approximately $110.4 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of June 30, 2008 and 2009, the senior leverage covenant restricted that availability to approximately $45.9 million and $22.5 million, respectively.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of June 30, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three-, or six-month terms. In the case of a base rate loan, we must notify the bank on the requested date of any required borrowing and in the case of a LIBOR-based loan, we must notify the bank three business days prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half times trailing twelve month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing twelve month EBITDA, as defined in the credit agreement, as of June 30, 2009 was approximately $93.5 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month ending during the prior twelve consecutive months.  At June 30, 2009, our charge off ratio was 3.99% and was calculated based on average monthly charge-offs of $11.3 million and average transaction receivables of $282.5 million, and we had charge-offs of $28.7 million during the three months ended June 30, 2009. We could have charged off an additional $15.2 million for the three months ended June 30, 2009 within the limits of this covenant. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at June 30, 2009. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

United Kingdom Overdraft Facility. In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum available borrowings under the facility are GBP 400,000, which is equivalent to approximately $661,000 at June 30, 2009. The interest rate on any borrowings under this facility is the Bank of England base rate plus 1.75%. The facility is repayable upon demand by the lender. We had outstanding borrowings of approximately $68,000 on this facility at June 30, 2009.

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $5.0 million and $4.8 million at December 31, 2008 and June 30, 2009, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.7 million and $4.6 million at December 31, 2008 and June 30, 2009, respectively.

Operating Lease Obligations

We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of June 30, 2009, our purchase obligations totaled approximately $0.1 million.

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

We have based these forward-looking statements on management’s current views and expectations.  Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties and other factors, many of which are not under our control and may not even be predictable.  These risks, uncertainties and other factors could cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.  These risks, uncertainties and factors include, but are not limited to:

•                  the extent to which federal, state, local and foreign governmental regulation of cash advance services, consumer lending, and related financial products and services limits or prohibits the operation of our business;

•                  our ability to continue to generate sufficient cash flow to satisfy our liquidity needs and future cash dividends;

•                  current and future litigation and regulatory proceedings against us and our officers and directors;

•                  our ability to find additional growth opportunities and to identify and successfully implement new product and service offerings;

•                  the possible impairment of goodwill;

•                  the effect of the current adverse economic conditions on our revenues and loss rates;

•                  the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•                  the adequacy of our allowance for doubtful accounts, accrual for third-party lender losses, and estimates of losses;

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

•                  theft and employee errors; and

•                  the other matters set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and under “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2008 or June 30, 2009. The weighted average interest rate on our $189.8 million of variable interest debt as of December 31, 2008 was approximately 4.17%. The weighted average interest rate on our $158.2 million of variable interest debt as of June 30, 2009 was approximately 3.19%.

We had total interest expense of $2.5 million and $1.6 million for the three months ended June 30, 2008 and 2009, respectively. We had total interest expense of $5.2 million and $3.3 million for the six months ended June 30, 2008 and 2009, respectively. The estimated increase in interest expense from a hypothetical 200 basis-point increase in applicable variable interest rates would have been approximately $0.8 million and $0.7 million for the three months ended June 30, 2008 and 2009, respectively. The estimated increase in interest expense from a hypothetical 200 basis-point increase in applicable variable interest rates would have been approximately $1.4 million and $1.5 million for the six months ended June 30, 2008 and 2009, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2008 or June 30, 2009.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $2.6 million and $1.7 million as of December 31, 2008 and June 30, 2009, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, results of operations, financial condition, future results and the trading price of our common stock. The following items are changes and additions to the risk and uncertainties previously disclosed.

Current and future litigation, regulatory proceedings, and other legal proceedings against us and our officers and directors could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our business is subject to lawsuits, regulatory proceedings, and other legal proceedings, including government investigations, that generate adverse publicity, cause us to incur substantial expenditures, and could significantly impair our business and/or force us to cease doing business in one or more states. See “Item 1. Legal Proceedings.” Our officers and directors are often also named in these lawsuits or subject to these matters.  Our amended and restated certificate of incorporation, our bylaws, and indemnification agreements provide that our officers and directors are entitled to have us indemnify them for damages and advance expenses incurred in defending against these lawsuits and proceedings, including in connection with their responding to a pending investigation, and defending against any related enforcement proceedings, by the U.S. Securities and Exchange Commission into alleged improper trading by third parties in our securities.  Accordingly, we may also incur significant expenditures in connection with matters involving our current or former officers and directors.  Any of these lawsuits, regulatory proceedings, or other legal matters could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We, and our officers and directors, are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity as a result of litigation and investigations. Defense of any lawsuits or proceedings, even if successful, and responding to investigations requires substantial time and attention on the part of our senior officers and other management personnel that otherwise would be spent on other aspects of our business and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Futher, actions against our officers and directors may impair our ability to obtain, renew, or maintain various licenses that are necessary for us to conduct business.  Any of these events could have a material adverse effect on our business, prospects, results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following table summarizes the votes at the Annual Meeting of our stockholders held on May 21, 2009:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors:
William M. Webster IV	42,622,159	—	15,688,337	—	—
Stephen K. Benjamin	42,610,181	—	15,700,315	—	—
Robert H. Chapman III	43,776,628	—	14,533,868	—	—
Tony S. Colletti	42,225,606	—	16,084,890	—	—
Kenneth E. Compton	47,170,129	—	11,140,367	—	—
Thomas E. Hannah	42,439,775	—	15,870,721	—	—
Donovan A. Langford III	55,690,661	—	2,619,835	—	—
W. Olin Nisbet	47,877,668	—	10,432,828	—	—
J. Patrick O’Shaughnessy	42,484,660	—	15,825,836	—	—
Ratification of the appointment of PricewaterhouseCoopers LLP As Independent Registered Accounting Firm for the Company for 2009	57,631,147	671,275	—	8,074	—

ITEM 6.  EXHIBITS.

Exhibit	Description
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as amended.

31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

August 10, 2009	By:	/s/ J. PATRICK O’SHAUGHNESSY
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