Form 10-Q
period 2009-09-30
Advance America, Cash Advance Centers, Inc.
filed 2009-11-09
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2009
Common Stock, par value $.01 per share	61,617,275 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and nine months ended September 30, 2009

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, in “Part II. Item 1A. Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and in “Part II. Item 1A. Risk Factors” in this Quarterly Report, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2008 and September 30, 2009

(in thousands, except per share data)

	December 31, 2008	September 30, 2009
Assets
Current assets
Cash and cash equivalents	$16,017	$12,910
Advances and fees receivable, net	220,115	212,182
Deferred income taxes	13,008	13,008
Other current assets	15,721	16,281
Total current assets	264,861	254,381
Restricted cash	4,633	4,510
Property and equipment, net	46,091	34,738
Goodwill	126,661	127,030
Other assets	4,764	4,231
Total assets	$447,010	$424,890
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,977	$12,023
Accrued liabilities	33,917	32,674
Income taxes payable	1,625	—
Accrual for third-party lender losses	3,960	4,334
Current portion of long-term debt	545	469
Total current liabilities	54,024	49,500
Revolving credit facility	189,817	149,039
Long-term debt	4,590	4,236
Deferred income taxes	22,311	22,311
Deferred revenue	4,791	3,222
Other liabilities	218	302
Total liabilities	275,751	228,610
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,087 and 61,621 outstanding as of December 31, 2008 and September 30, 2009, respectively	968	968
Paid in capital	288,635	289,922
Retained earnings	143,961	166,780
Accumulated other comprehensive loss	(2,585)	(1,846)
Common stock in treasury (35,734 and 35,200 shares at cost at December 31, 2008 and September 30, 2009, respectively)	(259,720)	(259,544)
Total stockholders’ equity	171,259	196,280
Total liabilities and stockholders’ equity	$447,010	$424,890

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2008 and 2009

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total Revenues	$173,861	$167,920	$501,459	$474,437
Center Expenses:
Salaries and related payroll costs	47,783	44,508	148,489	137,425
Provision for doubtful accounts	42,126	38,783	93,132	92,893
Occupancy costs	25,204	23,399	75,233	71,419
Center depreciation expense	4,115	3,159	12,638	10,142
Advertising expense	6,109	4,235	16,099	15,351
Other center expenses	11,095	10,558	36,730	34,870
Total center expenses	136,432	124,642	382,321	362,100
Center gross profit	37,429	43,278	119,138	112,337
Corporate and Other Expenses (Income):
General and administrative expenses	18,312	14,259	50,696	42,128
Legal settlements	—	6,399	—	6,399
Corporate depreciation expense	760	671	2,320	2,038
Interest expense	3,029	1,556	8,246	4,850
Interest income	(37)	(126)	(107)	(160)
(Gain)/loss on disposal of property and equipment	221	(197)	439	(244)
Loss on impairment of assets	—	—	236	2,209
Income before income taxes	15,144	20,716	57,308	55,117
Income tax expense	6,689	8,135	24,775	20,751
Net income	$8,455	$12,581	$32,533	$34,366
Net income per common share:
Basic	$0.14	$0.21	$0.50	$0.56
Diluted	$0.14	$0.20	$0.50	$0.56
Dividends declared per common share	$0.125	$0.0625	$0.375	$0.1875
Weighted average number of shares outstanding:
Basic	61,000	60,866	65,375	60,863
Diluted	61,008	61,712	65,378	61,613

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2009

(in thousands, except per share data)

	Common Stock				Accumulated Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2008	96,821	$968	$288,635	$143,961	$(2,585)	(35,734)	$(259,720)	$171,259
Comprehensive income:
Net income	—	—	—	34,366	—	—	—	34,366
Foreign currency translation	—	—	—	—	739	—	—	739
Total comprehensive income								35,105
Dividends paid ($0.1875 per share)	—	—	—	(11,429)	—	—	—	(11,429)
Dividends payable	—	—	—	(118)	—	—	—	(118)
Purchases of treasury stock	—	—	—	—	—	(4)	(11)	(11)
Issuance of restricted stock	—	—	—	—	—	564	—	—
Vesting of restricted stock issued from treasury stock	—	—	(156)	—	—	—	156	—
Forfeitures of restricted stock	—	—	—	—	—	(30)	—	—
Amortization of restricted stock	—	—	558	—	—	—	—	558
Stock option expense	—	—	909	—	—	—	—	909
Issuance of common stock to director in lieu of cash	—	—	(24)	—	—	4	31	7
Balances, September 30, 2009	96,821	$968	$289,922	$166,780	$(1,846)	(35,200)	$(259,544)	$196,280

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2009

(in thousands)

	2008	2009
Cash flows from operating activities
Net income	$32,533	$34,366
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	14,993	12,223
Non-cash interest expense	548	483
Provision for doubtful accounts	93,132	92,893
Deferred income taxes	2,355	—
(Gain)/loss on disposal of property and equipment	439	(244)
Loss on impairment of assets	236	2,209
Amortization of restricted stock	665	558
Stock option expense	979	909
Common stock issued to director in lieu of cash	71	7
Changes in operating assets and liabilities
Fees receivable, net	(13,360)	(17,858)
Other current assets	(8,825)	(517)
Other assets	209	65
Accounts payable	(1,379)	441
Accrued liabilities	(4,092)	(1,335)
Income taxes payable	—	(1,625)
Deferred revenue	5,365	(1,569)
Net cash provided by operating activities	123,869	121,006
Cash flows from investing activities
Changes in advances receivable	(70,413)	(66,564)
Changes in restricted cash	500	123
Acquisition of business, net of cash acquired	(769)	—
Proceeds from sale of property and equipment	22	472
Purchases of property and equipment	(7,743)	(3,042)
Net cash used in investing activities	(78,403)	(69,011)
Cash flows from financing activities
(Payments on)/proceeds from revolving credit facility, net	60,703	(40,778)
Payments on mortgage payable	(307)	(330)
Payments on note payable	(97)	(101)
Payments of financing costs	(1,622)	—
Purchases of treasury stock	(88,953)	(11)
Payments of dividends	(24,377)	(11,429)
Changes in book overdrafts	(2,872)	(2,459)
Net cash used in financing activities	(57,525)	(55,108)
Effect of exchange rate changes on cash and cash equivalents	(191)	6
Net decrease in cash and cash equivalents	(12,250)	(3,107)
Cash and cash equivalents, beginning of period	28,251	16,017
Cash and cash equivalents, end of period	$16,001	$12,910

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,681	$4,726
Income taxes	28,029	22,177
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	42	3
Restricted stock dividends payable	105	118
Net assets acquired through acquisition of business	61	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc.  (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included.  The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2009.

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

In Virginia, we offer a line of credit product with a 25-day billing cycle.  Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date.  Revenue for this product is recorded when fees and interest are charged to the customer’s account and therefore revenue is not recognized on a ratable basis.

The Company has entered into a long-term services contract for which the Company receives advance payments.  These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Concentration of Risk

For the three months ended September 30, 2008 and 2009, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 47% of the Company’s total revenues.  For the nine months ended September 30, 2008 and 2009, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 48% of the Company’s total revenues.  The states that represent the Company’s five largest states (measured by total revenues) change from time to time.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options.  For the three months and nine months ended September 30, 2008 and 2009, 278,947 and 209,851 restricted shares, respectively, were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.   For the three and nine months ended September 30, 2008, options to purchase 1,612,500 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.  For the three and nine months ended September 30, 2009, options to purchase 1,555,000 shares of common stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	61,000	60,866	65,375	60,863
Effect of dilutive unvested restricted stock	8	448	3	407
Effect of dilutive outstanding stock options	—	398	—	343
Weighted average number of common shares outstanding—diluted	61,008	61,712	65,378	61,613

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10-05, “Generally Accepted Accounting Principles” (“ASC 105-10-05”), which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on changes to the Codification.

The ASC is not intended to change GAAP but does change the way the guidance is organized and presented. As a result, these changes have a significant effect on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.   The adoption of ASC 105-10-05 had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC 805-10-65, “Transition Related to FASB No. 141 (Revised 2007), Business Combinations” (“ASC 805-10-65”). ASC 805-10-65 modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition-date fair value.  In addition, ASC 805-10-65 requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value.  ASC 805-10-65 also modifies the accounting for certain acquired income tax assets and liabilities.  ASC 805-10-65 is effective for acquisitions consummated on or after January 1, 2009.  The adoption of ASC 805-10-65 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC 810-10-65 (“ASC 810-10-65”), “Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”, which establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, ASC 810-10-65 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued ASC 825-10-65, “Transition Related to FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”).  ASC 825-10-65 amends the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments, including disclosure of the method and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements.  The Company has adopted the disclosure requirements of ASC 825-10-65, with no material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855-10-05 through ASC 855-10-55, “Subsequent Events” (collectively, ASC “855-10”), which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855-10-25, “Recognition,” requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10.  ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009.  The Company adopted ASC 855-10 during the second quarter of 2009, and its application had no material impact on the Company’s financial position or results of operations.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009.

In June 2009, the FASB issued SFAS 166, “New Guidance for Transfers of Financial Assets, a revision to SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 166”).  SFAS 166 will require more information about the transfer of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS 166 will be effective for a reporting entity’s first fiscal year beginning after November 15, 2009.  Management does not presently believe SFAS 166 will have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS 167, “New Consolidation Guidance for Variable Interest Entities, a revision to SFAS Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities” (“SFAS 167”).  SFAS 167 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance.  SFAS 167 will be effective for a reporting entity’s first fiscal year beginning after November 15, 2009.  Management has not yet evaluated the impact of SFAS 167 on the Company’s financial position or results of operations.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Advances receivable	$215,577	$204,471
Fees and interest receivable	33,633	35,246
Returned items receivable	42,996	40,437
Other	3,751	5,491
Allowance for doubtful accounts	(59,441)	(58,290)
Unearned revenues	(16,401)	(15,173)
Advances and fees receivable, net	$220,115	$212,182

Included in the advances, and fees and interest receivable balances are amounts that may be past due but cannot be deposited because they do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Beginning balance	$53,496	$56,910	$61,306	$59,441
Provision for doubtful accounts	41,988	38,302	93,964	92,519
Charge-offs	(41,164)	(40,508)	(116,668)	(111,913)
Recoveries	4,544	3,586	20,262	18,243
Ending balance	$58,864	$58,290	$58,864	$58,290

Changes in the accrual for third-party lender losses for the three and nine months ended September 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Beginning balance	$3,617	$3,853	$4,587	$3,960
Provision for doubtful accounts	138	481	(832)	374
Ending balance	$3,755	$4,334	$3,755	$4,334

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and nine months ended September 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Beginning balance	$57,113	$60,763	$65,893	$63,401
Provision for doubtful accounts	42,126	38,783	93,132	92,893
Charge-offs	(41,164)	(40,508)	(116,668)	(111,913)
Recoveries	4,544	3,586	20,262	18,243
Ending balance	$62,619	$62,624	$62,619	$62,624

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Prepaid rent	$6,745	$6,386
Prepaid insurance	2,848	3,636
Prepaid taxes and licenses	1,430	1,400
Prepaid income taxes	1,568	1,369
Prepaid workers compensation loss fund	321	346
Other	2,809	3,144
Total	$15,721	$16,281

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Employee compensation	$13,533	$9,797
Legal fines and settlements	2,600	6,476
Workers’ compensation	4,851	4,528
Straight-line rent accrual	3,011	2,353
Deferred revenue	1,830	1,722
Accounting and tax	1,158	1,040
Center closing costs	871	964
Advertising	584	948
Legal	1,128	855
Property, sales and franchise taxes	558	778
Severance	374	269
Construction in progress	99	3
Other	3,320	2,941
Total	$33,917	$32,674

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and those arising out of actions taken by state regulatory authorities, and is involved in various other legal proceedings with state and federal regulators.  In addition, the Company is obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by each of its current or former officers and directors responding to inquiries, or defending against claims or proceedings, arising by reason of the fact that such person is or was an officer or director of the Company.  Under certain circumstances, the Company may also be obligated to defend and indemnify other entities against which claims have been asserted.  Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities.  The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below.  Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of September 30, 2009.

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

On September 23, 2009, the Company and the class representatives entered into a settlement agreement in connection with the litigation.  The settlement agreement does not involve an admission of wrongdoing or liability and is subject to court approval and certain other conditions before it becomes final and the lawsuit is concluded.

Pursuant to the terms of the settlement agreement, the case will be dismissed, the Company will be released from any and all claims and liability in connection with deferred presentment transactions entered into in Arkansas pursuant to the Arkansas Check Casher’s Act, and the Company will pay the lesser of (1) $10.95 million, or (2) actual claims made plus plaintiff’s attorney fees, administrative costs, and other costs associated with the litigation.  If claims made plus covered fees and costs exceed $10.95 million, then individual claim amounts will be reduced on a prorated basis. The Company has taken a charge against earnings in the third quarter of 2009 of approximately $6.0 million to cover the estimated costs of settlement.

Magee and Johnson v. Advance America Servicing of Arkansas, Inc.

On October 13, 2008, Gary Neil Magee and Charlotte Johnson filed a putative class action in the Circuit Court of Clark County, Arkansas alleging that the Company’s Arkansas subsidiary violated the Arkansas usury law and the Arkansas Deceptive Trade Practices Act.  The complaint alleged that the fees charged by the Company’s subsidiary to cash checks were interest on consumer loans and usurious under state law.  The plaintiffs sought compensatory damages in an amount equal to twice the combined interest plus unrelated check cashing fees on the loans from April 2008 to October 2008, and a declaration that the transactions are void, plus attorneys’ fees and costs.  The Company removed the case to the United States District Court for the Western District of Arkansas, where the court granted the Company’s motion to compel individual arbitration.  As of August 18, 2009, the case was settled for an immaterial amount and the Company was released from all claims.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 18, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary alleging violations of the California Deferred Deposit Transaction Law, the California Unfair Competition Law, and the California Consumer Legal Remedies Act.  The case has been removed to the U.S. District Court for the Southern District of California.  The putative class action complaint seeks trebling of compensatory damages, disgorgement of profits, attorneys’ fees, punitive damages, and an order enjoining enforcement of class action waiver clauses in cash advance contracts.  The parties are engaged in jurisdictional and class discovery.

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

Trejo v. Advance America, Cash Advance Centers of Illinois, Inc.

On March 4, 2009, Martha Trejo filed a putative class action lawsuit in the Circuit Court of Cook County against the Company’s Illinois subsidiary, Advance America, Cash Advance Centers of Illinois, Inc.  The complaint alleged that the Illinois subsidiary’s practices violate the Illinois Payday Reform Act, the Illinois Interest Act, the Illinois Consumer Installment Loan Act, and the Illinois Wage Assignment Act.  The complaint sought certification of a class of individuals for the alleged violations as well as a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages in an unspecified amount. The Company removed the case to United States District Court for the Northern District of Illinois and filed a motion to dismiss or, in the alternative, to compel arbitration.  The Company’s motion to stay the action and compel arbitration was granted on June 23, 2009.  The order was vacated in part on September 4, 2009, and the case was remanded to the Circuit Court of Cook County, where it is proceeding as an individual action, rather than a putative class action.

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc.  The action alleges that the arbitration clause and class action waiver in the Company’s subsidiary’s loan agreement is unconscionable, that the Company’s subsidiary’s practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay.  The lawsuit seeks certification as a class action, unspecified monetary damages, a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief.  The trial court denied the Company’s motion to compel arbitration and the Company has appealed the denial of that motion.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and prior Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore Republic was not the “true lender” of the cash advances it offered.  The lawsuit also claims that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws.  The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys’ fees, and other unspecified costs.  The Company sought to enforce the arbitration provisions in the customer agreements and in June 2009, the trial court ruled that the arbitration clause is unenforceable.  The Company is appealing this ruling.

North Carolina Commissioner of Banks Order

On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act.  In December 2005, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005.  The Company has appealed the Commissioner’s order to the North Carolina Court of Appeals.

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law.  In July 2007, the court determined that certain aspects of the Company’s Choice

Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees.  The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling.  The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff and the Company as a defendant.  The amended complaint also seeks to perfect a claim for alleged violations of the state’s usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.  The matter is proceeding before the trial court.  The Company has filed preliminary objections in response to the amended complaint and will continue to vigorously defend against the lawsuit.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law.  The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and the payment by the Company of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs.  In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter.  All parties appealed that order and the appeal has been stayed, pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp., a case involving enforceability of arbitration clauses.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act and the Pennsylvania Credit Services Act.  The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.”  The complaint seeks compensatory damages, attorneys’ fees, punitive damages and the trebling of any compensatory damages.  In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter.  All parties appealed that order and the appeal has been stayed, pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp.

Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc. and other non-related lenders and banks.   The complaint alleged that the practices of the Company’s subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws.  The complaint sought certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages.  The complaint repeated allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations.  The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action’s proceedings.  In August 2009, the District Court issued an order severing the claims against the individual defendants.  On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, in the Court of Common Pleas of Philadelphia County, Pennsylvania.

Class Actions Against South Carolina Subsidiary

Eight separate putative class actions have been filed in South Carolina against the Company’s subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants.  John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008.  The allegations and relief sought are similar in each case.  Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance.  Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys’ fees and costs.  Each of the lawsuits have been joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry.

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

SEC Investigation

On July 22, 2009, the Company was informed that Kenneth E. Compton, its President and Chief Executive Officer, received a “Wells Notice” from the staff of the United States Securities and Exchange Commission (the “SEC”).  The Company understands that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling Company stock in 2007.  The Company did not receive a Wells Notice and believes that it is not a subject of this investigation; however, the Company is obligated to advance expenses incurred by Mr. Compton in connection with this matter.

Changes in Legislation

Ohio Legislation

On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year.  As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services.  The small loan product and check cashing services generate less revenue than the Company’s former cash advance product and, as a result, the Company has closed some of its centers in Ohio. In the third quarter of 2009, the Company began offering cash advances pursuant to the Ohio Second Mortgage Act.

During the nine months ended September 30, 2009, the Company closed 63 centers in Ohio.  The estimated cost to close these centers, including an impairment charge of approximately $0.9 million, is approximately $2.2 million, of which $0.1 million and $2.2 million was recognized in the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2009, these amounts are included in the income statement as an increase in other center expenses. For the nine months ended September 30, 2009, these amounts are included in the income statement as an increase in other center expenses of $1.2 million, a loss on impairment of fixed assets of $0.9 million, and an increase in center salaries and related payroll costs of $0.1 million.

If it is not economically viable to continue operating in Ohio and the Company closes its remaining Ohio centers, the estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $5.0 million to $13.5 million, and the collectability of advances and fees receivable in Ohio most likely would be impaired.  As of September 30, 2009, the net advances and fees receivable balance in Ohio was approximately $20.6 million.  At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

South Carolina and Kentucky Legislation

New laws in South Carolina and Kentucky will become effective during the first half of 2010 that will, among other things, implement in each state a statewide database to monitor the number of loans made to customers within that state.  The Company believes these laws will negatively impact its revenue and profitability in South Carolina and Kentucky.  The Company intends to comply with the new laws when they become effective.  Although we expect these laws to have a negative impact on our operations in those states, we expect our South Carolina and Kentucky operations to remain economically viable.

Washington Legislation

In the State of Washington, a law will become effective on January 1, 2010 that will limit the number of cash advances a customer may take in any one year, limit the advance amount that can be taken out at any one time, and implement a statewide database to monitor the number of loans.  The Company believes this law will negatively impact its revenue and profitability.  The Company intends to comply with the new law when it becomes effective on January 1, 2010.  The Company may close or consolidate some or all of its centers in Washington if it does not continue to be economically viable to operate all of its centers.

If the Company closes all of its centers in Washington, the estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $2.7 million to $9.5 million, and the collectibility of advances and fees receivable in Washington most likely would be impaired.  As of September 30, 2009, the net advances and fees receivable balance in Washington was approximately $9.2 million.  At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Washington.

Other Commitments and Contingencies

At September 30, 2009, the Company had approximately $2.2 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

7. Capital Stock and Stock-Based Compensation Plans

In July 2008, the Company completed the repurchase of its common stock under its stock repurchase program that the Company’s Board of Directors approved on May 4, 2005, and twice extended, once on August 16, 2006, and again on February 13, 2008, for a total of $225.0 million in authorized repurchases.  The following table provides certain information with respect to the stock purchased under the Company’s approved stock repurchase program and stock surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan (in thousands).

	Three months ended September 30, 2008		Three months ended September 30, 2009
	Shares	Dollars	Shares	Dollars
Stock Repurchase Program	1,700	$9,045	—	$—
Omnibus Stock Plan	2	11	1	6
Total	1,702	$9,056	1	$6

	Nine months ended September 30, 2008		Nine months ended September 30, 2009
	Shares	Dollars	Shares	Dollars
Stock Repurchase Program	11,911	$88,915	—	$—
Omnibus Stock Plan	6	38	4	11
Total	11,917	$88,953	4	$11

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

All stock options were granted with an exercise price equal to the market value of the Company’s common stock on the dates of grant.  The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

•                  Expected term—The expected term represents the period during which the Company’s stock options are expected to be outstanding.  The Company based its determination of the expected term by giving consideration to the contractual terms of the stock option awards, vesting schedules, expectations of future employee behavior, and published academic research regarding exercise behavior.  For the options granted in the first quarter of 2009, the Company assumed that the options would be exercised on their first available exercise date because the high dividend rate on the grant date relative to the strike price would make immediate exercise the likely behavior.

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

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the nine months ended September 30, 2008 and 2009:

	2008	2009
Expected term (years)	5.42	2.00
Expected volatility	48%	66%
Expected dividends (yield)	4.1%	21.9%
Risk-free rate	2.93%	1.03%

The weighted average grant date fair values of options granted during the nine months ended September 30, 2008 and 2009 were $2.70 per option and $0.12 per option, respectively, and are being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2009 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	2,074,500	729,498
Range of exercise prices	$1.14 - $14.70	$8.48 - $14.70
Weighted average exercise price	$ 9.18	$ 12.67
Aggregate intrinsic value (in thousands)	$ —	$ —
Weighted average remaining contractual term (years)	7.4	6.6

A summary of the Company’s authorized and available shares, activity for the nine months ended September 30, 2009, and the weighted average stock option exercise prices under its stock-based compensation plans follows:

		Outstanding			Weighted Average
	Authorized	Restricted Stock	Stock Options	Available For Grant	Stock Option Exercise Price
At December 31, 2008	5,200,000	549,988	1,582,500	3,067,512	$11.81
Authorized	—	—	—	—	—
Granted	—	564,500	539,500	(1,104,000)	1.14
Exercised	—	—	—	—	—
Canceled	—	(61,218)	(47,500)	108,718	5.46
At September 30, 2009	5,200,000	1,053,270	2,074,500	2,072,230	$9.18

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2009 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2008	241,363	$10.30
Granted	564,500	1.14
Vested	(21,512)	11.84
Forfeited	(30,001)	4.95
Nonvested at September 30, 2009	754,350	$3.20

The total grant date fair value of restricted shares vested during the nine months ended September 30, 2008 and 2009 was approximately $0.2 million and $0.3 million, respectively, and the total market value of these shares on the dates vested was approximately $0.1 million and $0.1 million, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2008 and 2009 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Restricted stock	$225	$154	$665	$558
Stock options	329	294	979	909
Total stock-based compensation expense	$554	$448	$1,644	$1,467

As of September 30, 2009, the total compensation expense not yet recognized related to nonvested stock awards under the Company’s plans is approximately $5.3 million.  The weighted average period over which this expense is expected to be recognized is approximately 3.4 years.

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

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE.  Therefore, the Company has not consolidated the lender as of and for the three and nine months ended September 30, 2008 and 2009.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain interest and related fees that are not collected from the customers.  As of September 30, 2008 and 2009, the third-party lender’s outstanding advances and interest receivable (which were not recorded on the

Company’s balance sheet) totaled approximately $17.3 million and $19.1 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible.  Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances, fees, and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to the estimated uncollectible third-party lender advances and related fees and interest.  The accrual for third-party lender losses that was reported in the Company’s balance sheet at September 30, 2008 and 2009 was approximately $3.8 million and $4.3 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company’s behalf in Illinois and Washington, D.C.  Included in general and administrative expenses, for the three and nine months ended September 30, 2009, are payments of approximately $58,000 and $179,000 respectively, related to this consulting arrangement.  In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three-year vesting period.  During the three and nine months ended September 30, 2009, approximately $1,000 and $3,000, respectively, was included in general and administrative expense related to the amortization of this restricted stock grant.

Included in center expenses are expenses for center leases with related parties of approximately $5,000 for the nine months ended September 30, 2008. Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses, and legal fees, of approximately $70,000 and $69,000 for the three months ended September 30, 2008 and 2009, respectively, and approximately $243,000 and $193,000 for the nine months ended September 30, 2008 and 2009, respectively.

In addition, under a time-share arrangement, the Company’s current Chairman and former Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman and formerly owned, in part, by the Company’s current Chairman. Included in accounts receivable at September 30, 2009 is approximately $4,000 net receivable related to this arrangement.

In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company’s current Chairman is a Member.  Under the Aircraft Dry Lease, the Company may use Carabo’s aircraft from time to time in exchange for one dollar and the Company’s fulfillment of its obligations under the Aircraft Dry Lease.  A copy of the Aircraft Dry Lease between the Company and Carabo Capital, LLC is attached hereto as Exhibit 10.1.  For the three and nine months ended September 30, 2009, the Company paid Carabo Capital, LLC approximately $20,000 in operating expenses in connection with the use of this aircraft by the Company’s Chairman for Company business.

The Company incurred costs and expenses of approximately $483,000 and $641,000 for the three and nine months ended September 30, 2009, respectively, for the advancement of the expenses incurred by certain of the Company’s officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the United States Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities.  These costs were incurred by the Company pursuant to indemnification agreements between the Company and certain officers and directors, which agreements require the Company to advance expenses, and may require the Company to indemnify those persons for damages, incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s Chief Executive Officer on July 22, 2009.

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

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth, certain leverage and fixed charge coverage ratios, and charge-off ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. The Company was in compliance with all financial covenants at September 30, 2009.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of September 30, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of September 30, 2009, the Company had $149.0 million outstanding on the revolving portion of the credit facility and $1.4 million of commitments under outstanding letters of credit.  Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2008 and September 30, 2009.

In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum borrowings under this facility are GBP 400,000, which is equivalent to approximately $637,000 at September 30, 2009. The interest rate on any borrowings under this overdraft facility is the Bank of England base rate plus 1.75%. This facility is repayable upon demand by the lender. The Company did not have an outstanding balance on this facility at September 30, 2009.  The carrying value of this overdraft facility approximates its fair value at September 30, 2009.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $5.0 million and $4.7 million at December 31, 2008 and September 30, 2009, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.7 million and $4.6 million at December 31, 2008 and September 30, 2009, respectively.

The fair market value of our long-term debt is estimated using a discounted cash flow analysis and was approximately $5.8 million and $5.5 million at December 31, 2008 and September 30, 2009, respectively.

11. Income Taxes

The effective income tax rate as a percentage of income before income taxes was 44.2% and 39.3% for the three months ended September 30, 2008 and 2009, respectively. The effective income tax rate as a percentage of income before income taxes was 43.2% and 37.7% for the nine months ended September 30, 2008 and 2009, respectively. The decrease in the effective tax rate in the current year is primarily due to claims filed for recovery of taxes recognized in prior years in the amount of $3.5 million and a reduction in other discrete items for the nine months ended September 30, 2009.

12. Loss on Impairment of Assets

During the first quarter of 2009, the Company identified approximately 170 centers to be closed, in addition to all of its 24 centers in New Hampshire.  The impairment charge related to these 170 centers was approximately $2.2 million, which represents the write-down of the undepreciated costs of the fixed assets. The estimated cost to close these centers, including the impairment charge, is approximately $5.5 million, of which approximately $0.2 million and $5.3 million were recognized during the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2009, these amounts are included in the income statement as a $0.2 million increase in other center expenses.  For the nine months ended September 30, 2009, these amounts are included in the income statement as a $2.8 million increase in other center expenses, $2.2 million in loss on impairment of assets, and $0.3 million increase in center salaries and related payroll costs.

The Company has approximately $4.4 million of goodwill in its United Kingdom operations.  As of September 30, 2009, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level.  The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007.  The goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base.

13. Subsequent Events

On October 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on December 4, 2009 to shareholders of record on November 24, 2009.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, cash advances that are typically unsecured and due on the customers’ next payday. As of September 30, 2009, we operated 2,580 centers in 33 states in the United States, 21 centers in the United Kingdom, and 13 centers in Canada, and had 75 limited licensees in the United Kingdom.

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

We provide cash advance services as specified by the laws of the jurisdictions where we operate. Loans made by the third-party lender in Texas are governed by Texas law.  Online cash advances made by a third-party lender are governed by the laws of the state where the customer resides.  The permitted size of an advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance will range from $50 to $1,000.  The finance charges on cash advance services currently offered by us also vary by jurisdiction.

Additional fees that we may collect include origination fees, annual participation fees, fees for returned checks or electronic debits, late fees, and other fees as permitted by applicable law. Presently, none of the cash advance services we offer include annual participation fees.  Origination fees on services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law.  Fees for returned checks or electronic debits that are declined for non-sufficient funds (“NSF”) vary by state but are generally in amounts up to $30.  In Texas, the third-party lender charges an NSF fee and a late fee on its loans in accordance with Texas law.

A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in-person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in-person to complete the application and receive funding; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited in the customer’s bank account. Each new customer must provide us with certain personal information such as his or her name, address, phone number, employment information or source of income, and references. This information is entered into our information system and that of the applicable lender. In order for a new customer to be approved for a cash advance from us, we must be able to verify his or her identification and he or she is required to have a bank account and a regular source of income, such as a job.

Except for cash advances completed by a third-party lender, we determine whether to approve a cash advance to our customers in every jurisdiction. Where cash advances are made by a third-party lender, the third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreement. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. In some cases, we obtain a security interest in the customer’s motor vehicle.  We do not perform credit checks through consumer reporting agencies.

After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes, and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House (“ACH”) authorization, which enables electronic payment from the customer’s account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and product type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest, if applicable. Payment is usually made in person in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

Upon payment in full, the customer’s check is returned and/or his or her ACH authorization is deemed to be revoked. If the customer does not repay the outstanding cash advance in full on or before the due date, we will seek to collect from the customer the amount of the cash advance and any applicable fees, including late and NSF fees due, and may deposit the customer’s personal check or initiate the electronic payment from the customer’s bank account.

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For example, we currently offer pre-paid debit cards, money orders, and money transmission and bill payment services.  During the tax return season, we also offer tax preparation services by a third party.

Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. In the third and fourth quarters of 2007, we began selling money orders and providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based on the number and value of money transfers, money orders and bill payments made by our centers. Finally, in 2008, we began facilitating the offering of tax preparation services by a third-party tax preparation provider. We receive a percentage of the tax preparation provider’s fees from customers related solely to tax preparation services.

Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advance services and similar services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers’ use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”).

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

We determine whether to approve a cash advance to our customers except that the third-party lenders make this determination in Texas and for cash advances directly deposited to bank accounts of online customers. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. Starting in April 2009 in Virginia, we require the customer to grant us a security interest in a motor vehicle to qualify for an open-ended line of credit.

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

If a customer does not pay the amount due, our management has the discretion to either: (1) commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or (2) deposit the customer’s personal check or debit their bank account in accordance with their ACH authorization. If management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay, and, in cases where we hold a check, attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If unable to meet his or her payment obligations, the customer may qualify for an extended payment plan (“Payment Plan”). In most states, the terms of our Payment Plan conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Generally, a customer may enter into a Payment Plan for no additional fee once every twelve months.  The Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan, however, if a customer misses a scheduled payment under a Payment Plan we may resume normal collection procedures. We do not offer a Payment Plan for installment loans or lines of credit, nor does the third-party lender in Texas offer a Payment Plan for advances to its customers.  The third-party internet lender offers Payment Plans as required by state law.

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is then deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or our ACH debit clears. For the year ended December 31, 2008 and the nine months ended September 30, 2009, we deposited or presented for debit approximately 5.9% of all customer checks or ACH authorizations we received, and approximately 25% and 30% of deposited customer checks or ACH debits cleared, respectively, excluding our installment loan and line of credit products.  If the customer’s check or the ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, additional collection efforts begin. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and, in cases where we hold a check, attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

In the case of cash advances in the form of lines of credit, if a customer fails to make two consecutive payments when due in accordance with the terms of their agreement, we may close the line of credit and accelerate the maturity date or work with the customer to bring his or her payments current.  If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Number of centers open at end of period	2,840	2,614	2,840	2,614
Number of customers served—all credit products (thousands)	865	816	1,245	1,147
Number of payday cash advances originated (thousands)	3,047	2,862	8,692	7,836
Aggregate principal amount of payday cash advances originated (thousands)	$1,114,016	$1,034,647	$3,179,976	$2,824,109
Average amount of each payday cash advance originated	$366	$362	$366	$360
Average charge to customers for providing and processing a payday cash advance	$55	$53	$56	$53
Average duration of a payday cash advance (days)	16.8	17.6	16.7	17.5
Average number of lines of credit outstanding during the period (thousands) (1)	—	20	—	27
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$—	$7,410	$—	$12,625
Average principal amount on each line of credit outstanding during the period (1)	$—	$354	$—	$446
Number of installment loans originated (thousands) (2)	9	10	23	25
Aggregate principal amount of installment loans originated (thousands) (2)	$4,534	$4,479	$10,908	$11,202
Average principal amount of each installment loan originated (2)	$480	$461	$468	$443

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

The provision for doubtful accounts decreased from 24.2% of revenues for the three months ended September 30, 2008 to 23.1% of revenues for the same period in 2009.  This decrease was mainly due to the fact that in the third quarter of 2008, the provision included a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  Offsetting this are higher losses in Virginia related to the introduction of the open-ended line of credit product during the fourth quarter of 2008, which has experienced a higher loss rate than our cash advance and installment loan products.  Excluding the charge related to the suspension of operations in Arkansas in the prior year and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the three months ended September 30, 2008 and 2009 would have been 23.7% and 21.5%, respectively.

The provision for doubtful accounts increased from 18.6% of revenues for the nine months ended September 30, 2008 to 19.6% of revenues for the same period in 2009.  This increase was due primarily to higher losses in Virginia related to the introduction of the open-ended line of credit product during the fourth quarter of 2008, which has experienced a higher loss rate than our cash advance and installment loan products.  During the nine months ended September 30, 2008 and 2009, we received proceeds from the sale of receivables in the amount of $0.6 million and $2.2 million, respectively.  In the third quarter of 2008, the provision included a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  Excluding the sale of receivables, the applicable revenue, and loss rates for the Virginia line of credit product, and the charge related to the suspension of operations in Arkansas in the prior year, the provision for doubtful accounts for the nine months ended September 30, 2008 and 2009 would have been 18.5% and 17.4%, respectively.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 44.2% and 39.3% for the three months ended September 30, 2008 and 2009, respectively. The effective income tax rate as a percentage of income before income taxes was 43.2% and 37.7% for the nine months ended September 30, 2008 and 2009, respectively. The decrease in the effective tax rate in the current period is primarily due to claims filed for recovery of taxes recognized in prior years in the amount of $3.5 million and a reduction in other discrete items for the nine months ended September 30, 2009.  We anticipate our effective tax rate for the current year will be in the range of 40% to 42%.

Changes in Legislation

During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue in other states for the foreseeable future. Legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire.  In April 2009, the Governor of Virginia signed a bill into law that restricts us from offering both our cash advance product and our open-ended line of credit product at the same center unless the line of credit is secured by a motor vehicle.  This limitation could reduce our customer base and lower our revenues and profits in Virginia.  In May 2009, a bill was signed into law in the State of Washington that places a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight advances in any one year.  Once the law becomes effective on January 1, 2010, we expect that our revenues and profits in Washington will be significantly reduced.  If we are unable to operate profitably in Washington, we may cease operating in that state.  New laws in each of South Carolina and Kentucky will become effective during the first half of 2010 that will, among other things, implement in each state a statewide database to monitor the number of loans made to customers within that state.  Further, legislation permitting cash advances in Arizona and Mississippi is scheduled to expire in 2010 and 2012, respectively. This legislation may not be renewed or could be modified in a manner that affects our operations negatively. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially-viable alternative products and services.

Operations in Ohio

On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than our former cash advance product and, as a result, we have closed some of our centers in Ohio. In the third quarter of 2009, the Company began offering cash advances pursuant to the Ohio Second Mortgage Act.

During the nine months ended September 30, 2009, we closed 63 centers in Ohio.  The estimated cost to close these centers, including an impairment charge of approximately $0.9 million, is approximately $2.2 million, of which $0.1 and $2.2 million was recognized in the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2009 these amounts are included in the income statement as an increase in other center.  For the nine months ended September 30, 2009, these amounts are included in the income statement as an increase in other center expenses of $1.2 million, a loss on impairment of fixed assets of $0.9 million, and an increase in center salaries and related payroll costs of $0.1 million.

If it is not economically viable to continue operations in Ohio and we decide to close our remaining Ohio centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $5.0 million to $13.5 million, and the collectability of advances and fees receivable in Ohio most likely would be impaired. As of September 30, 2009, the net advances and fees receivable balance in Ohio was approximately $20.6 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Ohio.

For the three months ended September 30, 2008 and 2009, 7.9% and 5.9%, respectively, of our total revenues were generated from our operations in Ohio. For the nine months ended September 30, 2008 and 2009, 8.5% and 5.5%, respectively, of our total revenues were generated from our operations in Ohio.  The following is a summary of financial information for our operations in Ohio for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$13,767	$9,869	$42,734	$26,164
Total center expenses	11,926	8,709	33,551	27,274
Center gross profit (loss)	$1,841	$1,160	$9,183	$(1,110)

Operations in Arizona

Legislation permitting cash advances in Arizona is scheduled to expire in 2010.  If it is not economically viable to continue operations in Arizona and we decide to close our remaining Arizona centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs and the write-down of fixed assets would be approximately $1.4 million to $4.5 million, and the collectibility of advances and fees receivable in Arizona most likely would be impaired. As of September 30, 2009, the net advances and fees receivable balance in Arizona was approximately $4.3 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Arizona.

For the three months ended September 30, 2008 and 2009, 2.3% and 2.5%, respectively, of our total revenues were generated from our operations in Arizona. For the nine months ended September 30, 2008 and 2009, 2.4%, of our total revenues were generated from our operations in Arizona.  The following is a summary of financial information for our operations in Arizona for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$4,078	$4,153	$12,172	$11,393
Total center expenses	3,128	2,888	8,842	7,790
Center gross profit (loss)	$950	$1,265	$3,330	$3,603

Operations in Washington

In the state of  Washington a law will become effective on January 1, 2010, that will limit the number of cash advances a customer may take in any one year, limit the advance amount that can be taken out at any one time, and implement a statewide database to monitor the number of loans.  We believe this law will negatively impact our revenue and profitability in that state.  We may close or consolidate some or all of our centers in Washington.

If we decide to close our Washington centers, our estimated range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would be approximately $2.7 million to $9.5 million, and the collectibility of advances and fees receivable in Washington most likely would be impaired.  As of September 30, 2009, the net advances and fees receivable balance in Washington was approximately $9.2 million.  At this time we are not able to determine the amount of goodwill impairment, if any, that would result from cessation of operations in Washington.

For the three months ended September 30, 2008 and 2009, 4.1% and 4.2%, respectively, of our total revenues were generated from our operations in Washington. For the nine months ended September 30, 2008 and 2009, 4.0% and 4.2%, respectively, of our total revenues were generated from our operations in Washington.  The following is a summary of financial information for our operations in Washington for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$7,160	$6,998	$20,086	$19,805
Total center expenses	6,181	5,178	17,280	14,848
Center gross profit (loss)	$979	$1,820	$2,806	$4,957

Changes in Other States

New laws in each of South Carolina and Kentucky will become effective during the first half of 2010 that will, among other things, implement a statewide database to monitor the number of loans made to customers within that state.  The Company believes these laws will negatively impact its revenue and profitability in South Carolina and Kentucky.  The Company intends to comply with the new laws when they become effective.  Although we expect these laws to have a negative impact on our operations in those states, we expect our South Carolina and Kentucky operations to remain economically viable.

For the three months ended September 30, 2008 and 2009, 5.1% and 5.4%, respectively, of our total revenues were generated from our operations in South Carolina. For the nine months ended September 30, 2008 and 2009, 5.1% and 5.2%, respectively, of our total revenues were generated from our operations in South Carolina.  As of September 30, 2009, the net advances and fees receivable balance in South Carolina was approximately $12.4 million.The following is a summary of financial information for our operations in South Carolina for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$8,938	$9,013	$25,547	$24,896
Total center expenses	6,908	6,400	19,019	17,176
Center gross profit (loss)	$2,030	$2,613	$6,528	$7,720

For the three months ended September 30, 2008 and 2009, 1.2% and 1.3%, respectively, of our total revenues were generated from our operations in Kentucky. For the nine months ended September 30, 2008 and 2009, 1.2% of our total revenues were generated from our operations in Kentucky.  As of September 30, 2009, the net advances and fees receivable balance in Kentucky was approximately $2.6 million.  The following is a summary of financial information for our operations in Kentucky for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$2,077	$2,114	$6,113	$5,861
Total center expenses	1,609	1,604	4,559	4,535
Center gross profit (loss)	$468	$510	$1,554	$1,326

Closings

During the first quarter of 2009, we identified approximately 170 centers to be closed, in addition to all of our 24 centers in New Hampshire.  The impairment charge related to these 170 centers was approximately $2.2 million, which represents the write-down of the undepreciated costs of the fixed assets. The estimated cost to close these centers, including the impairment charge, is approximately $5.5 million, of which approximately $0.2 million and $5.3 million were recognized during the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2009, these amounts are included in the income statement as a $0.2 million increase in other center expenses.  For the nine months ended September 30, 2009, these amounts are included in the income statement as a $2.8 million increase in other center expenses, $2.2 million in loss on impairment of assets, and $0.3 million increase in center salaries and related payroll costs.

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

The following is a summary of financial information for our operations in New Mexico for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$—	$—	$224	$—
Total center expenses	251	1	900	6
Center gross profit (loss)	$(251)	$(1)	$(676)	$(6)

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

The following is a summary of financial information for our operations in Arkansas for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$1,528	$2	$3,879	$7
Total center expenses	2,945	1	5,694	133
Center gross profit (loss)	$(1,417)	$1	$(1,815)	$(126)

Closing of Operations in New Hampshire.  Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it was not economically viable to continue operating in New Hampshire. As a result, we closed 23 centers in New Hampshire in the first half of 2009 and will close the remaining center during the second half of 2009.  The costs associated with closing our New Hampshire operations are estimated to be approximately $1.4 million, including $0.5 million due to the write-down of receivables. Approximately $0.7 million of these expenses were recognized during 2008, including a $0.5 million increase in the provision for doubtful accounts and $0.2 million in the loss on impairment of assets.  During the three and nine months ended September 30, 2009, zero and $0.6 million of these expenses were recognized, respectively.  The $0.6 million included in the income statement for the nine months ended September 30, 2009 is included as an increase in other center expenses of $0.5 million and an increase in center salaries and related payroll costs of $0.1 million.  The cessation of our New Hampshire operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in New Hampshire for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Total revenues	$2,125	$11	$6,012	$145
Total center expenses	1,161	—	3,200	1,190
Center gross profit (loss)	$964	$11	$2,812	$(1,045)

Acquisition in the United Kingdom

During the nine months ended September 30, 2008, we acquired two centers in the United Kingdom for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million.

Centers

The following table illustrates the composition of our center network at December 31, 2008 and September 30, 2009:

State	December 31, 2008	September 30, 2009
Alabama	144	142
Arizona	53	49
California	290	284
Colorado	68	63
Delaware	16	16
Florida	257	245
Idaho	10	7
Illinois	80	65
Indiana	113	100
Iowa	35	34
Kansas	59	56
Kentucky	44	44
Louisiana	85	84
Michigan	152	151
Mississippi	61	61
Missouri	91	87
Montana	5	3
Nebraska	24	22
Nevada	14	13
New Hampshire (1)	24	1
North Dakota	8	7
Ohio	244	181
Oklahoma	68	67
Rhode Island	21	21
South Carolina	138	137
South Dakota	12	12
Tennessee	63	62
Texas	252	247
Utah	6	6
Virginia	151	147
Washington	102	94
Wisconsin	67	62
Wyoming	10	10
Total United States	2,767	2,580
Canada	10	13
United Kingdom	20	21
Total	2,797	2,614

(1) We stopped offering cash advances in New Hampshire during the first quarter of 2009.

New centers

We opened six and three new centers during the three months ended September 30, 2008 and 2009, respectively. We opened 42 and seven new centers during the nine months ended September 30, 2008 and 2009, respectively.

Closed centers

We closed 22 and 24 centers during the three months ended September 30, 2008 and 2009, respectively. We closed 36 and 190 centers during the nine months ended September 30, 2008 and 2009, respectively. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments, and any lease cancellation costs. We recorded expenses related to center closures of approximately $2.0 million and $0.2 million in the three months ended September 30, 2008 and 2009, respectively. We recorded expenses related to center closures of approximately $3.1 million and $5.3 million in the nine months ended September 30, 2008 and 2009, respectively.  For the three months ended September 30, 2008, these amounts are included in the income statement as a $1.1 million increase in the provision for doubtful accounts, $0.5 million increase in other center expenses, $0.3 million increase in center salaries and related payroll costs, and $0.1million loss on disposal of property and equipment.   For the three months ended September 30, 2009, these amounts are included in the income statement as a $0.2 million increase in other center expenses.  For the nine months ended September 30, 2008, these amounts are included in the income statement as a $1.2 million in increase in other center expenses, a $0.5 million increase in center salaries and related payroll costs, a $1.1 million increase in the provision for doubtful accounts, a $0.1 million loss on disposal of property and equipment, and $0.2 million in loss on impairment of assets.  For the nine months ended September 30, 2009, these amounts are included in the income statement as a $2.8 million increase in other center expenses, $2.2 million in loss on impairment of assets, and $0.3 million increase in center salaries and related payroll costs.

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

Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates, and assumptions underlying the determination of the allowance for doubtful accounts, accrual for third-party lender losses, legal settlements, and regulatory loss contingencies. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. These amounts may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

We believe that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements.

Provision for Doubtful Accounts, Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for the third-party lender in Texas. See “Off-Balance Sheet Arrangement with Third-Party Lender” in this section. Our advances and fees receivable, net on our balance sheet do not include the advances and interest receivable for loans processed by us for the third-party lender in Texas because these loans are owned by the third-party lender.

The provision for doubtful accounts decreased from 24.2% of revenues for the three months ended September 30, 2008 to 23.1% of revenues for the same period in 2009.  This decrease was mainly due to the fact that in the third quarter of 2008, the provision included a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  Offsetting this are higher losses in Virginia related to the introduction of the open-ended line of credit product during the fourth quarter of 2008, which has experienced a higher loss rate than our cash advance and installment loan products.  Excluding the charge related to the suspension of operations in Arkansas in the prior year and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the three months ended September 30, 2008 and 2009 would have been 23.7% and 21.5%, respectively.

The provision for doubtful accounts increased from 18.6% of revenues for the nine months ended September 30, 2008 to 19.6% of revenues for the same period in 2009.   This increase was due primarily to higher losses in Virginia related to the introduction of the open-ended line of credit product, which has experienced a higher loss rate than our cash advance and installment loan products.  During the nine months ended September 30, 2008 and 2009, we received proceeds from the sale of receivables in the amount of $0.6 million and $2.2 million, respectively.  In the third quarter of 2008, the provision includes a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  Excluding the sale of receivables and the applicable revenue and loss rates for the Virginia line of credit product, and the charge related to the suspension of operations in Arkansas in the prior year, the provision for doubtful accounts for the nine months ended September 30, 2008 and 2009 would have been 18.5% and 17.4%, respectively.

The allowance for doubtful accounts and accrual for third-party lender losses are primarily based upon financial models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as new products, changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state, and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

We record the allowance for doubtful accounts as a reduction of advances and fees receivable, net on our balance sheet. We record the accrual for third-party lender losses as a current liability on our balance sheet. We charge the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts and credit any subsequent recoveries (including sales of debt without recourse) to the allowance for doubtful accounts.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The third quarter of 2008 began and ended on a Tuesday.  The third quarter of 2009 began and ended on a Wednesday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts.  As of September 30, 2009, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $3.1 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed nine acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of September 30, 2009, the carrying value of goodwill was $127.0 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill - Subsequent Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions.  Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings.  We believe that the estimates of future cash flows and fair value are reasonable.  Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $4.4 million of goodwill in our United Kingdom operations. As of September 30, 2009, these operations have cumulatively generated negative cash and have not reached break-even at the center gross profit level. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations.

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

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2008 and September 30, 2009 financial statements include accruals of approximately $4.9 million and $4.5 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of September 30, 2009, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $5.3 million. The weighted average period over which this expense is expected to be recognized is approximately 3.4 years. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009

The following tables set forth our results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2008		2009		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$173,861	100.0%	$167,920	100.0%	$(5,941)	(3.4)%
Center Expenses:
Salaries and related payroll costs	47,783	27.5%	44,508	26.5%	3,275	6.9%
Provision for doubtful accounts	42,126	24.2%	38,783	23.1%	3,343	7.9%
Occupancy costs	25,204	14.5%	23,399	13.9%	1,805	7.2%
Center depreciation expense	4,115	2.4%	3,159	1.9%	956	23.2%
Advertising expense	6,109	3.5%	4,235	2.5%	1,874	30.7%
Other center expenses	11,095	6.4%	10,558	6.3%	537	4.8%
Total center expenses	136,432	78.5%	124,642	74.2%	11,790	8.6%
Center gross profit	37,429	21.5%	43,278	25.8%	5,849	15.6%
Corporate and Other Expenses (Income):
General and administrative expenses	18,312	10.5%	14,259	8.5%	4,053	22.1%
Legal settlements	—	—	6,399	3.8%	(6,399)	(100.0)%
Corporate depreciation expense	760	0.5%	671	0.4%	89	11.7%
Interest expense	3,029	1.7%	1,556	0.9%	1,473	48.6%
Interest income	(37)	—	(126)	—	89	240.5%
(Gain)/loss on disposal of property and equipment	221	0.1%	(197)	(0.1)%	418	189.1%
Total corporate and other expenses	22,285	12.8%	22,562	13.5%	(277)	(1.2)%
Income before income taxes	15,144	8.7%	20,716	12.3%	5,572	36.8%
Income tax expense	6,689	3.8%	8,135	4.8%	(1,446)	(21.6)%
Net income	$8,455	4.9%	$12,581	7.5%	$4,126	48.8%

	Three Months Ended September 30,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,856	2,635
Opened	6	3
Closed	(22)	(24)
Number of centers open at end of period	2,840	2,614
Weighted average number of centers open during the period	2,848	2,624
Number of customers served—all credit products (thousands)	865	816
Number of payday cash advances originated (thousands)	3,047	2,862
Aggregate principal amount of payday cash advances originated (thousands)	$1,114,016	$1,034,647
Average amount of each payday cash advance originated	$366	$362
Average charge to customers for providing and processing a payday cash advance	$55	$53
Average duration of a payday cash advance (days)	16.8	17.6
Average number of lines of credit outstanding during the period (thousands) (1)	—	20
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$—	$7,410
Average principal amount on each line of credit outstanding during the period (1)	$—	$354
Number of installment loans originated (thousands) (2)	9	10
Aggregate principal amount of installment loans originated (thousands) (2)	$4,534	$4,479
Average principal amount of each installment loan originated (2)	$480	$461

(1)                                  We began offering lines of credit in Virginia in November 2008.

(2)                                  The installment loan activity reflects loans we originated as the lender in Illinois.

	Three Months Ended September 30,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$61.0	100.0%	$64.0	100.0%	$3.0	4.9%
Center expenses:
Salaries and related payroll costs	16.8	27.5%	17.0	26.5%	(0.2)	(1.2)%
Provision for doubtful accounts	14.8	24.2%	14.8	23.1%	—	—
Occupancy costs	8.8	14.5%	8.9	13.9%	(0.1)	(1.1)%
Center depreciation expense	1.4	2.4%	1.2	1.9%	0.2	14.3%
Advertising expense	2.1	3.5%	1.6	2.5%	0.5	23.8%
Other center expenses	3.9	6.4%	4.0	6.3%	(0.1)	(2.6)%
Total center expenses	47.8	78.5%	47.5	74.2%	0.3	0.6%
Center gross profit	$13.2	21.5%	$16.5	25.8%	$3.3	25.0%

Revenue Analysis

Total revenues decreased approximately $5.9 million during the three months ended September 30, 2009 compared to the same period in 2008. Total revenues for the 2,595 centers opened prior to July 1, 2008 and still open as of September 30, 2009 increased $2.2 million, from $164.5 million for the three months ended September 30, 2008 to $166.7 million for the same period in 2009.

Centers opened prior to July 1, 2008 were at least three months and fifteen months old as of September 30, 2008 and 2009, respectively. Total revenues for the 19 centers opened after July 1, 2008 and still open as of September 30, 2009 increased $0.8 million, from zero for the three months ended September 30, 2008 to $0.8 million for the same period in 2009. Total revenues for the 276 centers that closed during that period represented a decrease of approximately $8.9 million for the three months ended September 30, 2009 compared to the same period in 2008. Of this decrease, approximately $2.1 million was due to the closure of our centers in New Hampshire.

Changes in legislation have had a significant impact on our revenues in Ohio and Virginia.  In Ohio, our revenue has decreased by $3.8 million or 27.9% for the three months ended September 30, 2009 as compared to the same period in 2008.  In Virginia, our revenue has decreased approximately $3.3 million or 25.4% for the three months ended September 30, 2009 as compared to the same period in 2008.

Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the three months ended September 30, 2009 was due primarily to a reduction in the number of centers open during the three months ended September 30, 2009 as compared to the same period in 2008.  We averaged approximately 1.92 and 1.91 full-time equivalent field employees, including district directors, per center during the three months ended September 30, 2008 and 2009, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased to 23.1% for the three months ended September 30, 2009 from 24.2% for the same period in 2008.  This decrease was mainly due to the fact that in the third quarter of 2008, the provision included a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  Offsetting this are higher losses in Virginia related to the introduction of the open-ended line of credit product during the fourth quarter of 2008, which experienced a higher loss rate than our cash advance and installment loan products.  Excluding the charge related to the suspension of operations in Arkansas in the prior year and the applicable revenue and loss rates for the Virginia line of credit product, the provision for doubtful accounts for the three months ended September 30, 2008 and 2009 would have been 23.7% and 21.5%, respectively.

Occupancy costs.  The decrease in occupancy costs for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to a decrease in the number of centers open during the three months ended September 30, 2009 as compared to the same period in 2008.

Advertising expense.  Advertising expense decreased for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to an a decrease in direct mailing advertising during the three months ended September 30, 2009 as compared to the same period in 2008.

Other center expenses.  The decrease in other center expenses for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to a decrease in the number of centers open during the three months ended September 30, 2009 as compared to the same period in 2008.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease in general and administrative expenses for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to:

•                  lower expenses of approximately $3.3 million in public and government relations primarily due to a reduction in trade association dues, consulting fees, and public relation expenditures; and

•                  a decrease of approximately $0.3 million related to personnel, consulting, and other costs associated with new product development and management.

In addition, we received approximately $0.6 million in insurance proceeds related to the reimbursement of legal expenses recognized in prior periods that reduced legal expenses during the nine months ended September 30, 2009.  This was offset by higher legal expenses during the period.

Legal settlements.  The amounts reflected as legal settlements relate to charges accrued in the third quarter of 2009 of approximately $6.0 million for the settlement of the Arkansas class-action litigation and approximately $0.4 million for the settlement of the Georgia class-action litigation.

(Gain)/loss on disposal of property.  The favorable change in this item for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to insurance proceeds of approximately $0.3 million being recognized during the period.

Interest expense.  The decrease in interest expense for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in the average interest rates and the average outstanding balance during the quarter.

Interest income.  The increase in interest income for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the receipt of approximately $0.1 million in interest income related to state income tax refunds from prior years.

Income tax expense.  The decrease in income tax expense for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to claims filed for the recovery of income taxes recognized in prior years and a reduction in other discrete items.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009

The following tables set forth our results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$501,459	100.0%	$474,437	100.0%	$(27,022)	(5.4)%
Center Expenses:
Salaries and related payroll costs	148,489	29.6%	137,425	29.0%	11,064	7.5%
Provision for doubtful accounts	93,132	18.6%	92,893	19.6%	239	0.3%
Occupancy costs	75,233	15.0%	71,419	15.1%	3,814	5.1%
Center depreciation expense	12,638	2.5%	10,142	2.1%	2,496	19.7%
Advertising expense	16,099	3.2%	15,351	3.2%	748	4.6%
Other center expenses	36,730	7.3%	34,870	7.3%	1,860	5.1%
Total center expenses	382,321	76.2%	362,100	76.3%	20,221	5.3%
Center gross profit	119,138	23.8%	112,337	23.7%	(6,801)	(5.7)%
Corporate and Other Expenses (Income):
General and administrative expenses	50,696	10.1%	42,128	8.9%	8,568	16.9%
Legal settlements	—	—	6,399	1.3%	(6,399)	(100.0)%
Corporate depreciation expense	2,320	0.5%	2,038	0.4%	282	12.2%
Interest expense	8,246	1.7%	4,850	1.0%	3,396	41.2%
Interest income	(107)	—	(160)	—	53	49.5%
(Gain)/loss on disposal of property and equipment	439	0.1%	(244)	—	683	155.6%
Loss on impairment of assets	236	—	2,209	0.5%	(1,973)	(836.0)%
Total corporate and other expenses	61,830	12.4%	57,220	12.1%	4,610	7.5%
Income before income taxes	57,308	11.4%	55,117	11.6%	(2,191)	(3.8)%
Income tax expense	24,775	4.9%	20,751	4.4%	4,024	16.2%
Net income	$32,533	6.5%	$34,366	7.2%	$1,833	5.6%

	Nine Months Ended September 30,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,832	2,797
Opened	42	7
Acquired	2	—
Closed	(36)	(190)
Number of centers open at end of period	2,840	2,614
Weighted average number of centers open during the period	2,852	2,717
Number of customers served—all credit products (thousands)	1,245	1,147
Number of payday cash advances originated (thousands)	8,692	7,836
Aggregate principal amount of payday cash advances originated (thousands)	$3,179,976	$2,824,109
Average amount of each payday cash advance originated	$366	$360
Average charge to customers for providing and processing a payday cash advance	$56	$53
Average duration of a payday cash advance (days)	16.7	17.5
Average number of lines of credit outstanding during the period (thousands) (1)	—	27	`
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (1)	$—	$12,625
Average principal amount on each line of credit outstanding during the period (1)	$—	$446
Number of installment loans originated (thousands) (2)	23	25
Aggregate principal amount of installment loans originated (thousands) (2)	$10,908	$11,202
Average principal amount of each installment loan originated (2)	$468	$443

(1)                                  We began offering lines of credit in Virginia in November 2008.

(2)                                  The installment loan activity reflects loans we originated as the lender in Illinois.

	Nine Months Ended September 30,
	2008		2009		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$175.8	100.0%	$174.6	100.0%	$(1.2)	(0.7)%
Center expenses:
Salaries and related payroll costs	52.1	29.6%	50.6	29.0%	1.5	2.9%
Provision for doubtful accounts	32.7	18.6%	34.2	19.6%	(1.5)	(4.6)%
Occupancy costs	26.4	15.0%	26.3	15.1%	0.1	0.4%
Center depreciation expense	4.4	2.5%	3.7	2.1%	0.7	15.9%
Advertising expense	5.6	3.2%	5.7	3.2%	(0.1)	(1.8)%
Other center expenses	12.9	7.3%	12.8	7.3%	0.1	0.8%
Total center expenses	134.1	76.2%	133.3	76.3%	0.8	0.6%
Center gross profit	$41.7	23.8%	$41.3	23.7%	$(0.4)	(1.0)%

Revenue Analysis

Total revenues decreased approximately $27.0 million during the nine months ended September 30, 2009 compared to the same period in 2008. Total revenues for the 2,558 centers opened prior to January 1, 2008 and still open as of September 30, 2009 decreased $9.4 million, from $472.2 million for the nine months ended September 30, 2008 to $462.8 million for the same period in 2009. Centers opened prior to January 1, 2008 were at least nine months and eighteen months old as of September 30, 2008 and 2009, respectively. Total revenues for the 56 centers opened or acquired after January 1, 2008 and still open as of September 30, 2009 increased $3.8 million, from $1.2 million for the nine months ended September 30, 2008 to $5.0 million for the same period in 2009. Total revenues for the 276 centers that closed during that period represented a decrease of approximately $21.4 million for the nine months ended September 30, 2009 compared to the same period in 2008. Of this decrease, approximately $0.2 million, $3.9 million, and $5.9 million were due to the closure of our centers in New Mexico, Arkansas, and New Hampshire, respectively.

Changes in legislation have had a significant impact on our revenues in Ohio and Virginia.  In Ohio, our revenue has decreased by $16.6 million or 38.8% for the nine months ended September 30, 2009 as compared to the same period in 2008.  In Virginia, our revenue has increased approximately $5.1 million or 13.6% for the nine months ended September 30, 2009 as compared to the same period in 2008.

Center Expense Analysis

Salaries and related payroll costs.  The decrease in salaries and related payroll costs for the nine months ended September 30, 2009 was due primarily to a reduction in the number of centers open during the nine months ended September 30, 2009 as compared to the same period in 2008, as well as a decrease in salaries and bonus cost per center.  We averaged approximately 2.01 and 1.95 full-time equivalent field employees, including district directors, per center during the nine months ended September 30, 2008 and 2009, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased to 19.6% for the nine months ended September 30, 2009 from 18.6% for the same period in 2008.  This increase was due primarily to higher losses in Virginia related to the introduction of the open-ended line of credit product during the fourth quarter of 2008, which has experienced a higher loss rate than our cash advance and installment loan products.  During the nine months ended September 30, 2009 and 2008, we received proceeds from the sale of receivables in the amount of $2.2 million and $0.6 million, respectively.  In the third quarter of 2008, the provision includes a charge related to the suspension of operations in Arkansas of approximately $1.1 million.  Excluding the sale of receivables, the applicable revenue, and loss rates for the Virginia line of credit product, and the charge related to the suspension of operations in Arkansas in the prior year, the provision for doubtful accounts for the nine months ended September 30, 2008 and 2009 would have been 18.5% and 17.4%, respectively.

Occupancy costs.  The decrease in occupancy costs for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in the number of centers open during the nine months ended September 30, 2009 as compared to the same period in 2008.

Advertising expense.  Advertising expense decreased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease in industry group related advertising during the nine months ended September 30, 2009 as compared to the same period in 2008.

Other center expenses.  The decrease in other center expenses for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to a decrease in the number of centers open during the nine months ended September 30, 2009 as compared to the same period in 2008.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease in general and administrative expenses for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to:

•                  lower expenses of approximately $6.3 million in public and government relations primarily due to a reduction in trade association dues, consulting fees, and public relation expenditures;

•                  lower expenses of approximately $1.0 million related to personnel, consulting, and other costs associated with new product development and management;

•              lower expenses of approximately $0.6 million related to our field operations; and

•                  lower expenses of approximately $0.6 million related to our personnel, accounting fees, and other expenses associated with our operations in the United Kingdom;

The decrease was partially offset by:

•                  an increase in information technology expenses of approximately $0.5 million related to consulting fees; and

•                  an increase in professional fees of approximately $0.4 million incurred in connection with the recovery of income taxes recognized in prior periods.

In addition, we received approximately $1.4 million in insurance proceeds related to the reimbursement of legal expenses recognized in prior periods that reduced legal expenses during the nine months ended September 30, 2009.  This was offset by higher legal expenses during the period.

Legal settlements.  The amounts reflected as legal settlements relate to charges accrued during the nine months ended September 30, 2009 of approximately $6.0 million for the settlement of the Arkansas class-action litigation and approximately $0.4 million for the settlement of the Georgia class-action litigation.

(Gain)/loss on disposal of property.  The favorable change in this item for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to insurance proceeds of approximately $0.5 million being recognized during the period.

Interest expense.  The decrease in interest expense for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in the average interest rates and the average outstanding balance during the nine months.

Income tax expense.  The decrease in income tax expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a reduction in state taxes as a result of claims filed for recovery of income taxes recognized in prior years of $3.5 million and a reduction in other discrete items.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the nine months ended September 30, 2008 and 2009 (dollars in thousands):

			Variance
			Favorable/ (Unfavorable)
	2008	2009	Dollars	%
Cash flows provided by (used in):
Operating activities	$123,869	$121,006	$(2,863)	(2.3)%
Investing activities	(78,403)	(69,011)	9,392	12.0%
Financing activities	(57,525)	(55,108)	2,417	4.2%
Effect of exchange rate changes on cash and cash equivalents	(191)	6	197	103.1%
Net decrease in cash and cash equivalents	(12,250)	(3,107)	9,143	74.6%
Cash and cash equivalents, beginning of period	28,251	16,017	(12,234)	(43.3)%
Cash and cash equivalents, end of period	$16,001	$12,910	$(3,091)	(19.3)%

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

We borrow under our $270.0 million revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $1.0 million, or 0.5%, to $212.2 million at September 30, 2009 compared to $211.2 million at September 30, 2008. Advances and fees receivable, net decreased approximately $7.9 million, or 3.6%, to $212.2 million at September 30, 2009 compared to $220.1 million at December 31, 2008.  As of September 30, 2008 and 2009, the senior leverage covenant restricted our additional availability under our credit facility to approximately $14.3 million and $37.6 million, respectively.

In July 2008, we completed our stock repurchase program that our Board of Directors approved on May 4, 2005, and twice extended, once on August 16, 2006 and again on February 13, 2008, for a total of $225.0 million in authorized repurchases.

During the nine months ended September 30, 2008 and 2009, we repurchased 11,916,798 and 4,387 shares of our common stock, respectively, at a cost of approximately $89.0 million and $11,500 respectively.  For the nine months ended September 30, 2008 and 2009, these amounts include 5,536 and 4,387 shares of common stock, respectively, that were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

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

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately 2.3% to $121.0 million for the nine months ended September 30, 2009 compared to the same period ended September 30, 2008. The decrease in operating cash flow was attributable to an a decrease in non-cash expense items of $4.4 million and a decrease in operating asstes and liabilities of $0.3 million.  This was partially offset by a increase in net income of approximately $1.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately 12.0% to $69.0 million for the nine months ended September 30, 2009 compared to the same period ended September 30, 2008. The increase was primarily related to an decrease in the purchases of property and equipment of $4.7 million and a decrease in advances receivable of $3.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities decreased approximately 4.2% to $55.1 million for the nine months ended September 30, 2009 compared to the same period ended September 30, 2008. During the nine months ended September 30, 2009, we repaid $40.8 million under the revolving credit facility and paid $11.4 million in dividends. During the nine months ended September 30, 2008, we increased our borrowings under the revolving credit facility by approximately $60.7 million, purchased $89.0 million of treasury stock, and paid $24.4 million in dividends.

Capital Expenditures

For the nine months ended September 30, 2008 and 2009, we spent $7.7 million and $3.0 million, respectively, on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of September 30, 2008 and 2009, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $17.3 million and $19.1 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at September 30, 2008 and 2009 was approximately $3.8 million and $4.3 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of September 30, 2009, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
Long-term debt obligations:
Revolving credit facility	$149,039	$—	$—	$149,039	$—
Mortgage payable	4,705	114	991	1,146	2,454
Interest payable on long-term debt obligations	1,470	85	603	447	335
Operating lease obligations (1)	137,614	16,239	92,115	26,708	2,552
Purchase obligations	968	961	7	—	—
Total	$293,796	$17,399	$93,716	$177,340	$5,341

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

As of September 30, 2009, we had $149.0 million outstanding on the revolving portion of our credit facility and approximately $1.4 million of commitments under outstanding letters of credit, leaving approximately $119.6 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of September 30, 2008 and 2009, the senior leverage covenant restricted that additional availability to approximately $14.3 million and $37.6 million, respectively.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of September 30, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three-, or nine-month terms. In the case of a base rate loan, we must notify the bank on the requested date of any required borrowing and in the case of a LIBOR-based loan, we must notify the bank three business days prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half times trailing twelve month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing twelve month EBITDA, as defined in the credit agreement, as of September 30, 2009 was approximately $96.4 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month ending during the prior twelve consecutive months.  At September 30, 2009, our charge off ratio was 4.0% and was calculated based on average monthly charge-offs of $11.3 million and average transaction receivables of $282.5 million, and we had charge-offs of $36.9 million during the three months ended September 30, 2009. We could have charged off an additional $14.9 million for the three months ended September 30, 2009 within the limits of this covenant. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at September 30, 2009. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

United Kingdom Overdraft Facility. In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum available borrowings under the facility are GBP 400,000, which is equivalent to approximately $637,000 at September 30, 2009. The interest rate on any borrowings under this facility is the Bank of England base rate plus 1.75%. The facility is repayable upon demand by the lender. We had no outstanding borrowings on this facility at September 30, 2009.

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $5.0 million and $4.7 million at December 31, 2008 and September 30, 2009, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.7 million and $4.6 million at December 31, 2008 and September 30, 2009, respectively.

Operating Lease Obligations

We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space, and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company’s current Chairman is a member.  Under the Aircraft Dry Lease, the Company may use Carabo’s aircraft from time to time in exchange for one dollar and the Company’s fulfillment of its obligations under the Aircraft Dry Lease.  See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers. These purchase commitments typically extend for a period of two to three months after the opening of a new center. As of September 30, 2009, our purchase obligations totaled approximately $1.0 million.

Impact of Inflation

We believe inflationary factors do not have a material effect on our results of operations.

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

•                  theft and employee errors; and

•                  the other matters set forth under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and under “Part II. Item 1A. Risk Factors” in this Quarterly Report.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2008 or September 30, 2009. The weighted average interest rate on our $189.8 million of variable interest debt as of December 31, 2008 was approximately 4.17%. The weighted average interest rate on our $149.0 million of variable interest debt as of September 30, 2009 was approximately 3.0%.

We had total interest expense of $3.0 million and $1.6 million for the three months ended September 30, 2008 and 2009, respectively. We had total interest expense of $8.2 million and $4.9 million for the nine months ended September 30, 2008 and 2009, respectively. The estimated increase in interest expense from a hypothetical 200 basis-point increase in applicable variable interest rates would have been approximately $1.0 million and $0.8 million for the three months ended September 30, 2008 and 2009, respectively. The estimated increase in interest expense from a hypothetical 200 basis-point increase in applicable variable interest rates would have been approximately $2.4 million and $2.3 million for the nine months ended September 30, 2008 and 2009, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2008 or September 30, 2009.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $2.6 million and $1.8 million as of December 31, 2008 and September 30, 2009, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and our internal control over financial reporting, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies—Legal Proceedings,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, in “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and in “Part II. Item 1A. Risk Factors” of this Quarterly Report, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. The following items are changes and additions to the risks and uncertainties previously disclosed.

Our inability to effectively, efficiently, and profitably introduce or manage new products or alternative methods for conducting business could have a material adverse effect on our business, prospects, results of operations and financial condition.

In 2007, we began selling money orders and providing money transfer services. We also began offering prepaid debit cards in 2007 as an agent of an OTS-regulated bank. In 2008, we began facilitating the offering of tax preparation services provided by a third party and cash advances from a third-party lender to customers on our website. In addition, in 2008, we began offering open-ended lines of credit to customers in Virginia and small loans to customers in Ohio. In 2009, we began offering cash advances pursuant to the Ohio Second Mortgage Act. We also intend to introduce additional products and services in the future.  For example, we anticipate modifying our product in the State of Washington in response to new legislation in 2010.

In order to offer new or modified products and services, we need to comply with additional regulatory and licensing requirements. Each modification, new product or service, and alternative method of conducting business is subject to risk and uncertainty and requires significant investment in time and capital, including additional marketing expenses, legal costs, and other incremental start-up costs. Due to our lack of experience in offering alternative products and services, we cannot assure you that we will be able to successfully introduce any new products or services or do so in a timely or profitable manner. We also may fail to modify or test adequately our point-of-sale system, collection procedures, customer contracts, monitoring, and other operations prior to offering a new product, nor can we ensure compliance with applicable regulations.  Any such noncompliance could result in fines, suspensions, or legal actions against us and could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Finally, we cannot predict the demand or loss experience for new products or services, nor do we know if we will be able to offer new products or services in an efficient manner or on a profitable basis.  Our failure to do so, or low customer demand or high loss experience, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended September 30, 2009:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	1,115	5.62	—	—
Total	1,115	$5.62	—	$—

(1)           Based on trade date.

(2)           This column includes 1,115 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

(3)           In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. Except as noted above, we did not repurchase any stock during the three months ended September 30, 2009.

ITEM 6.  EXHIBITS.

Exhibit	Description
10.1	Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Carabo Capital, LLC dated as of July 13, 2009.

31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as amended.

31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

November 9, 2009	By:	/s/ J. PATRICK O’SHAUGHNESSY
J. Patrick O’Shaughnessy
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Carabo Capital, LLC dated as of July 13, 2009.

31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).