Form 10-K
period 2009-12-31
Advance America, Cash Advance Centers, Inc.
filed 2010-03-08
CIK 1299704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $225,842,092.

         At March 2, 2010, there were 62,176,316 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this report is incorporated herein by reference from the registrant's proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 20, 2010.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2009

FORWARD-LOOKING STATEMENTS

        The matters discussed in this Annual Report on Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "should," "would," "could," "estimate," "continue," and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other "forward-looking" information.

        The factors listed in "Item 1A. Risk Factors," as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described in "Item 1A. Risk Factors."

        Forward-looking statements speak only as of the date of this Annual Report. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report, whether as a result of new information, future events, or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Annual Report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1.    BUSINESS.

Overview

        We are the largest non-bank provider of cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2009, we operated 2,553 centers in 32 states in the United States, 21 centers in the United Kingdom, and 13 centers in Canada, and had 71 limited licensees in the United Kingdom. Cash advances are typically small-denomination, short-term, unsecured advances that are due on the customer's next payday. We do not franchise any of our centers in the United States or Canada and do not provide pawn lending, title lending, or similar services.

        In 2005, we began to expand the manner in which we offered cash advance services, primarily in response to increasing legislative and regulatory restrictions, and to offer certain complimentary products and services. For example, in 2005, we started offering a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. During 2006, we began offering installment loans directly to customers in Illinois and prepaid debit cards in most of our centers as an agent of a bank regulated by the U.S. Office of Thrift Supervision ("OTS"). In the fall of 2007, we began selling money orders and providing money transfer services as an agent of a registered money transmitter. In 2008, we began offering small loans to customers in Ohio and open-ended lines of credit to customers in Virginia and implemented an online application process. In the first quarter of 2010, we will cease offering new lines of credit to customers in Virginia. In the future we intend to expand our product and service offerings.

        We focus primarily on providing cash advance services to middle-income working individuals. The table below shows selected demographics of the customers we serve:

	Customers (1)	U.S. Census 2000
Average age (years)	48	36
Median household income	$50,000	$41,994
Percentage homeowners (2)	69%	66%
Percentage with high school degrees	91%	81%

(1)
Based on 100,000 of our randomly selected customers across selected states, weighted by percentage of composition in each state, who performed transactions between December 1, 2008 and November 30, 2009.

(2)
Percentage homeowners includes homeowners and probable homeowners.

        Our goal is to attract customers by offering straightforward, rapid access to short-term funding, while providing high-quality, professional customer service. We believe that our products and services represent a competitive source of liquidity to the customer relative to other alternatives, which typically include overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds, and short-term collateralized loans.

        Our centers, which we design to have the appearance of mainstream financial institutions, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2009, we operated 2,465 centers under the "Advance America" brand and 122 centers under the "National Cash Advance" brand.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2007	2008	2009
Number of centers open at end of period	2,832	2,797	2,587
Number of customers served—all credit products (thousands)	1,524	1,419	1,316
Number of cash advances originated (thousands) (1)	11,979	11,762	10,860
Aggregate principal amount of cash advances originated (thousands) (1)	$4,317,980	$4,296,493	$3,922,195
Average amount of each cash advance originated (1)	$361	$366	$361
Average charge to customers for providing and processing a cash advance (1)	$55	$55	$53
Average duration of a cash advance (days) (1,2)	16.5	16.8	17.6
Average number of lines of credit outstanding during the period (thousands) (3)	24	10	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$10,377	$6,946	$10,945
Average principal amount on each line of credit outstanding during the period (3)	$429	$672	$410
Number of installment loans originated (thousands) (4)	31	32	35
Aggregate principal amount of installment loans originated (thousands) (4)	$12,997	$14,841	$15,992
Average principal amount of each installment loan originated (4)	$417	$462	$453

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008 and will cease offering new lines of credit to customers in Virginia in March 2010.

(4)
The installment loan activity reflects loans we originated as the lender in Illinois.

Our Industry

        The cash advance services industry is part of the broader consumer finance industry. In contrast to more traditional consumer credit options, cash advance services typically involve providing customers small-denomination, short-term, and unsecured cash advances. We believe our industry developed in the early 1990s in response to changes in the availability of short-term consumer credit alternatives from traditional banking institutions. The high charges associated with having insufficient funds in one's bank account, as well as overdraft fees and other late/penalty fees charged by financial institutions and merchants, helped create customer demand for cash advance services. We believe customers value cash advance services as a simple, quick, and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives.

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for cash advance services, our industry experienced significant growth during the late 1990s and early 2000s. However, due to market saturation and to federal and state legislative and regulatory challenges, we believe the cash advance services industry has largely stopped growing in number of centers in the United States. Additionally, in response to the emergence of our industry, traditional banking institutions, other consumer credit providers, and retailers have introduced products and services that are designed to compete more directly with cash advance services.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,553 centers located in 32 states as of December 31, 2009, we are the largest non-bank provider of cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest non-bank provider of cash advance services. We believe our size provides us with a leadership position in the industry, allows us to leverage our brand name, and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors, and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support, and customer support systems.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group composed of our company and more than 100 other companies engaged in the cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. In 2009, 2008, and 2007, cash advance legislation we supported was adopted in two states, five states, and 10 states, respectively. Our approach is to continue to work with policymakers and grassroots organizations to provide a predictable and favorable legislative environment for the cash advance services industry.

        Center-Level Controls.    We believe that our management information systems, our cash management systems, and our internal compliance systems are critical to our success. We employ a proprietary point-of-sale system used to record transactions in our centers. This information is recorded daily and analyzed at our centers and at our headquarters. We also employ a third-party cash reconciliation software system to balance and monitor cash receipts and disbursements.

        Customer Satisfaction.    We believe our customers value our safe and convenient locations and the courtesy with which they are treated by our employees. Our cash advance services are cost-competitive and easy to understand. We post our rates and fees on the walls of our stores and our customer documents fully outline the terms of the transaction. The advance process is simple, reliable, and transparent for our customers. We believe our customer service distinguishes us from our competitors and that our customers are more likely to repay advances in a timely manner and return to us the next time the need arises for a cash advance.

        Geographical Diversification of Our Centers.    With centers located in 32 states as of December 31, 2009, we believe we have developed a significant presence throughout the United States. We now also operate centers in Canada and the United Kingdom. This geographic diversification helps mitigate the risk and possible financial impact of unfavorable legislative changes or the economic environment of a particular region and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2009, California, Florida, and Texas, which accounted for approximately 11.5%, 11.0%, and 10.9%, respectively, of our total revenues, were the only states that accounted for more than 10% of our total revenues.

Business Strategy

        Maintain Position as the Market Leader.    A principal component of our strategy is being a leading provider of cash advance services in each market where we operate. We believe that by continuing to offer the convenience of multiple locations, as well as exceptional customer service, we will maintain a high level of customer satisfaction. In general, we believe that new market opportunities in the United States have decreased and we have adjusted our roll-out of new centers accordingly. In the United States, we opened 40 centers in 2008 and five centers in 2009. We currently expect to open approximately 50 centers during 2010. We may consider opportunities to acquire cash advance companies or businesses in select markets.

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

        Continue to Drive Center Operating Performance.    We strive to have all of our centers match the operating performance of the best centers in their market. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are: (1) maintaining a high level of compliance with applicable laws and regulations; (2) meeting stated growth objectives; and (3) meeting loss targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can improve operating performance in all our centers.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2009, 32 states had specific laws that permitted cash advances or related services that we believe offer a regulatory framework that balances consumer interests while allowing profitable cash advance operations. We remain committed to working with policymakers and grassroots organizations to facilitate the implementation of a balanced, viable, and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably in every state.

        Further Expand Our Product and Service Offerings.    While our primary focus will continue to be on cash advance services, we are actively exploring complementary product and service offerings to take advantage of our brand name and national footprint. Over the last three years, we began to offer prepaid debit cards and money transfer services as an agent for third-party vendors. We believe these products increase customer satisfaction and enhance revenue.

        Expand Distribution Channels.    During 2008, we began accepting online cash advance applications through Advance America websites, where customers may either (1) apply for cash advances from us, and come to a center to complete their transactions; or (2) apply for cash advances from third-party lenders that will be deposited directly to their bank account. We expect to continue to grow this distribution channel to attract new customers.

Our Services

  Cash Advance Services

        Our primary business is offering cash advance services, which include cash advances, installment loans, and lines of credit. However, we continue to expand our cash advance services and to offer additional complimentary products and services.

        In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes. The particular cash advance services offered in any given location may change from time to time depending upon changes in state law and federal law. Additionally, where permitted by applicable law, we may assume the responsibility of serving as an agent to a regulated lender. In Texas, where we operate as a credit services organization ("CSO"), the cash advances made by a third-party lender are governed by Texas law. Online cash advances made by third-party lenders are governed by the laws of the state where the customer resides.

        The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services we currently offer also vary by jurisdiction and range up to 22% of the amount of a cash advance.

        Additional fees that we may charge and collect include origination fees, annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees. Origination fees on cash advance services we currently offer range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law. Fees for returned checks or electronic debits that are denied for non-sufficient funds ("NSF") vary by state and range up to $30 and late fees vary by state and range up to $50. For the years ended December 31, 2009 and 2008, total NSF fees collected were approximately $3.2 million and $3.3 million, respectively, and total late fees collected were approximately $769,000 and $373,000, respectively. In Texas and online, the third-party lender may charge NSF fees and late fees in accordance with applicable law.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in person to complete the application and receive a cash advance from us; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited into the customer's bank account.

        Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of the third-party lender. The customer's identification, proof of income and/or employment, and proof of bank account are verified. In jurisdictions where we provide the cash advance, we determine whether to approve a cash advance and the size of a cash advance, based primarily on a customer's income. We do not perform credit checks through consumer reporting agencies. In the future, we may consider other criteria in evaluating loans. If a third-party lender provides the advance, such as in Texas and online, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

        After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement and makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and service type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest, if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

  Other Products

        We offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a bank regulated by the U.S. Office of Thrift Supervision ("OTS"). The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and point of sale purchases. In the third and fourth quarters of 2007, we began selling money orders and providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made by our centers.

Payment Plans

        In most states, a customer may qualify for an extended payment plan ("Payment Plan"). Generally, the terms of our Payment Plans conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Typically, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for installment loans or lines of credit. Nor does the third-party lender in Texas offer a Payment Plan for advances to its customers. The third-party internet lenders offer Payment Plans as required by state law.

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

        If a customer does not pay the amount due, our center management has the discretion to either commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or deposit the customer's personal check or debit their bank account in accordance with their ACH authorization. If center management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer's check for a cashier's check, if funds are available.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or ACH debit clears. If the customer's check or ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

        In the case of cash advances in the form of lines of credit, if a customer fails to make payment when due in accordance with the terms of their agreement with us, center management may close the line of credit, accelerate the maturity date and take the steps outlined above or work with the customer to bring his or her payments current. If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

Seasonality

        Our business is seasonal due to the impact of fluctuating demand for cash advance services and fluctuating collection rates throughout the year. Demand has historically been higher in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers' receipt of income tax refunds.

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

Center Operations

  Centers

        We operate the largest network of cash advance centers in the United States. The following table illustrates the composition of our center network by geographic area as of the specified dates:

	As of December 31,
State	2007	2008	2009
Alabama	145	144	142
Arizona	56	53	48
Arkansas (1)	30	—	—
California	286	290	282
Colorado	72	68	62
Delaware	15	16	16
Florida	261	257	241
Idaho	11	10	7
Illinois	81	80	65
Indiana	117	113	100
Iowa	36	35	34
Kansas	59	59	53
Kentucky	42	44	44
Louisiana	85	85	84
Michigan	150	152	151
Mississippi	61	61	61
Missouri	90	91	86
Montana	7	5	2
Nebraska	24	24	22
Nevada	14	14	13
New Hampshire (2)	24	24	—
New Mexico (1)	10	—	—
North Dakota	8	8	6
Ohio	244	244	181
Oklahoma	65	68	67
Rhode Island	18	21	21
South Carolina	136	138	140
South Dakota	12	12	11
Tennessee	63	63	62
Texas	256	252	244
Utah	6	6	6
Virginia (3)	150	151	139
Washington	103	102	91
Wisconsin	66	67	62
Wyoming	10	10	10

Total United States	2,813	2,767	2,553
Canada	7	10	13
United Kingdom	12	20	21

Total	2,832	2,797	2,587

(1)
We closed all of our centers in Arkansas and New Mexico during 2008.

(2)
We closed all of our centers in New Hampshire during 2009.

(3)
We intend to close approximately 60 centers in Virginia during the first quarter of 2010.

        Our domestic and international revenues and long-lived assets for the three years ended December 31, 2007, 2008, and 2009 are as follows (in thousands):

	Domestic			International
	2007	2008	2009	2007	2008	2009
Revenues	$708,832	$673,567	$644,496	$725	$2,869	$3,180
Long-lived assets	$183,136	$171,525	$155,823	$5,815	$5,991	$7,011

  Internal Compliance Audit

        We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA Best Practices, and our internal policies and procedures. The auditors conduct periodic unannounced audits of our centers. They typically spend one to two days in each center, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls, and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training.

Competition

        We believe our principal competition for short-term credit customers in the United States are merchants who accept late payments, and banks and credit unions that provide overdraft services and bounced check protection for their account holders. We believe the credit provided and fees generated by the cash advance service industry are small in comparison to the overall short-term credit market. The cash advance services industry provides services that are designed to be simple, affordable, and convenient alternatives to merchant late fees, penalties, and overdraft service fees.

        Within the cash advance services industry, we believe that the principal competitive factors are customer service, location, convenience, speed, and confidentiality. Historically, cash advance services have been highly competitive due to low barriers to entry and the regulatory safe harbor that many state statutes provided. We believe the industry has begun to mature and that the number of competitors is contracting. However, we believe that competition remains high even as our industry matures and consolidates.

        The cash advance services industry is highly fragmented. In April 2009, Stephens, Inc. estimated that there were approximately 22,300 outlets (including our own centers) in the United States. Our network of 2,553 centers in the United States as of December 31, 2009 represents the largest network of such centers in the United States. We believe that our two largest cash advance company competitors, Check 'n Go and Check into Cash, have approximately 1,100 and 1,000 cash advance centers, respectively. We also believe that QC Holdings, Inc. has over 550 locations in the United States. There are also several banks and credit unions that provide cash advance services to their customers as an alternative or in addition to overdraft services. The remaining competitors are primarily smaller chains and single-unit operators. We also compete with businesses offering cash advances and short-term loans over the internet as well as by phone.

        We also compete with other companies that offer cash advance services as an ancillary financial product to complement their primary business of cashing checks, selling money orders, providing pawn lending, title lending, money transfer services or offering similar financial services. These competitors include Dollar Financial Corp., ACE Cash Express, Inc., Cash America International, Inc., and Rent-A-Center, Inc.

        Lastly, traditional banking institutions, other consumer credit providers, and retailers have introduced products and services that are designed to compete more directly with cash advance services.

Marketing and Advertising

        The goal of our marketing strategy is to maximize revenues by attracting new customers and cross-selling all of our products and services to existing customers. We utilize the results of data analysis from our customer database to target prospects who have characteristics similar to the customers we serve.

        Our mass media advertising (primarily through television, direct mail, radio, internet and the yellow pages) increases awareness, acceptance, and, ultimately, the use of our products and services. We utilize marketing promotions at our centers with high-impact, consumer-relevant, point-of-purchase materials such as brochures, flyers, and posters. Local marketing also includes attendance at, or sponsorship of, community events such as food drives, voter registration programs, and other events.

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

        Transaction data gathered by our point-of-sale system is integrated into our management information system, general ledger, and cash reconciliation software. Our point-of-sale system and cash reconciliation software systems allow us to:

  •
  monitor daily revenue, deposits, and disbursements on a company, state, and center basis;

  •
  monitor and manage daily exception reports, which record cash shortages, late deposits, unusual disbursements, and other items;

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

Security

        Security and loss prevention play a critical role in the daily operations of our centers. Each center is provided with 24-hour third-party monitoring. Physical security provided to each center includes digital safes, wired hold-up alarm buttons, and secure locking systems. Additionally, most of our centers are equipped with 24-hour security cameras.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $1.7 million (0.27% of total revenues) in 2009, $2.1 million (0.31% of total revenues) in 2008, and $2.4 million (0.34% of total revenues) in 2007.

Human Resources

        Our North American operations are divided into zones, regions, and divisions, which we believe allows for a more effective management process. A zone has approximately 650 to 1,000 centers and includes centers in more than one state. We currently have three North American zones, each with a zone director responsible for the operations, administration, staffing, and general supervision of the centers in his or her zone. Regions include 13 to 162 centers organized into two to 12 divisions and are supervised by regional directors who report to a zone director. Divisions include five to 21 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations. Our three zones in North America currently include 24 regions and 190 divisions. Our 21 centers in the United Kingdom represent a separate zone with its own zone director.

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

Employees

        We currently have approximately 6,100 employees, including approximately 5,700 center employees, 185 divisional directors, 22 regional directors, three state directors, four zone directors, and 233 corporate employees and support personnel.

        We consider our employee relations to be satisfactory. Our employees are not covered by a collective-bargaining agreement and we have never experienced any organized work stoppage, strike, or labor dispute.

Intellectual Property and Other Proprietary Rights

        We use a number of trademarks, logos, and slogans in our business. AARC, Inc., one of our subsidiaries, owns all of our intellectual property and has entered into a trademark license agreement with each of our operating subsidiaries to use this intellectual property. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation and could result in a loss of customers. It may be possible for third parties to obtain and use our intellectual property without our authorization. Third parties have in the past infringed or misappropriated our intellectual property or similar proprietary rights. For example, competitors of ours have used our name and other trademarks of ours on their websites to advertise their financial services. We believe infringements and misappropriations will continue to occur in the future.

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

Government Regulation

        Our products and services are subject to extensive state, federal, and foreign regulation. The regulation of our industry is intended primarily for the protection of consumers rather than investors in our common stock and our creditors and is constantly changing as new regulations are introduced at the foreign, federal, state, and local level and existing regulations are repealed, amended, and modified. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. See "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

Federal Regulation

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2008 and 2009, bills were introduced in Congress that would have placed a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cent-per-dollar borrowed ($.15/$1.00) cap on fees for cash advances, banned rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and required us to offer an extended payment plan that would severely restrict our cash advance product. Recently, other bills have been introduced to create a federal Consumer Finance Protection Agency ("CFPA"), which would regulate and impose restrictions on a variety of consumer finance transactions. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations, and financial condition. Any federal law that would impose a national 36% APR limit on our services, if enacted, would likely eliminate our ability to continue our current operations.

        Our products and services are subject to a variety of federal laws and regulations, such as the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act"), and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate ("APR").

        Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

State Regulation

        Our business is regulated under a variety of enabling state statutes, including payday loan, deferred presentment, check-cashing, money transmission, small loan, and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2009, we operated in 32 states because we believe it is attractive to operate in those states due to specific legislation that enables us to offer economically viable products. We do not currently conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density, or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. Despite the lack of specific laws, other laws may permit us to offer products and services in these states.

        The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers. In addition, many states regulate the maximum amount, maturity, and renewal or extension of cash advances or loans. The terms of our products and services vary from state to state in order to comply with the laws and regulations of the states in which we operate.

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

        During the last few years, legislation has been adopted in some states that prohibits or severely restricts our products and services. For example, legislation became effective in 2007 in both Oregon and New Mexico that limited fees and interest on cash advances and other consumer loan products. As a result, we determined that it was not economically viable to continue operating in those states and closed all of our centers in Oregon and New Mexico in 2007 and 2008, respectively. Many similarly restrictive bills recently have been introduced. In 2008, bills that would severely restrict or effectively prohibit our products and services if adopted as law were introduced in 21 states. In addition, some states, such as Arizona and Mississippi, have sunset provisions in their current cash advance laws that require renewal by these state legislatures at periodic intervals. In 2008, in Ohio and New Hampshire, legislation passed that effectively prohibits cash advances in those states. As a result, we decided to close all of our centers in New Hampshire in early 2009. In Ohio, we now offer a small loan product to customers; however, this small loan product will not be as profitable to us as the former cash advance product. In 2009, legislation went into effect in Virginia that changed the loan terms for cash advance services. In response, we offered a revised cash advance product and an open-ended line of credit product to customers in Virginia. However, a subsequent Virginia Corporation Commission ruling limits our ability to offer the open-ended lines of credit in Virginia effective March 1, 2010. As a result, we have decided to consolidate a number of our centers in Virginia, and the cash advance product we now offer in Virginia may not be as profitable to us as the cash advance product we offered there prior to January 1, 2009. Laws prohibiting our products and services or making them unprofitable could be passed in any other state at any time or existing enabling laws could expire or be amended.

        Statutes authorizing our products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that impact the way we conduct business and may force us to terminate or modify our operations in particular states. Regulators may also impose rules that are generally adverse to our industry.

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

Foreign Regulation

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has rules regarding the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. In Canada, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, eight provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees, and regulate collection practices. However, the proposed regulations may undergo significant additional revisions.

Environmental, Health and Safety Matters

        We are subject to general provisions of federal laws and regulations to ensure a safe and healthful work environment for employees. In addition, we comply with those state laws that require a written health and safety program or other mandated safety requirements. To reduce the possibility of physical injury or property damage resulting from robberies, our Loss Prevention department has established operational procedures, conducts periodic safety training and awareness programs for employees, hires security guards as needed, and regularly monitors the marketplace for new technology or methods of improving workplace safety.

        Other than standard cleaning products, we do not use chemicals or other agents governed by federal, state, or local environmental laws in conducting business operations. Based upon these measures, we believe that our centers are in substantial compliance with all applicable environmental, health and safety requirements.

ITEM 1A.    RISK FACTORS.

Risks Related to Our Business and Industry

  Our business is highly regulated. Changes in applicable laws and regulations, or our failure to comply with existing laws and regulations, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is subject to numerous foreign, federal, state, and local laws and regulations, which are subject to change and which may impose significant costs, limitations, or prohibitions on the way we conduct or expand our business. These regulations govern or affect, among other things, interest rates and other fees, check cashing fees, lending practices, recording and reporting of certain financial transactions, privacy of personal consumer information, and collection practices. As we develop new product and service offerings, we may become subject to additional federal, state, and local regulations. State and local governments may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict or eliminate our ability to continue our current methods of operation or expand our operations, such laws are regularly proposed, introduced or adopted at the state and federal level. Changes in laws or regulations, or our failure to comply with applicable laws and regulations, may have a material adverse effect on our business, prospects, results of operations, and financial condition.

  A federal law that imposes a national cap on our fees and interest would likely eliminate our ability to continue our current operations.

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2008 and 2009, bills were introduced in Congress that would have placed a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cent-per-dollar borrowed ($.15/$1.00) cap on fees for cash advances, banned rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and required us to offer an extended payment plan that severely restricts our cash advance product. Recently, other bills have been introduced to create a federal Consumer Finance Protection Agency ("CFPA"), which would regulate and impose restrictions on a variety of consumer finance transactions. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit on our services, if enacted, would likely eliminate our ability to continue our current operations.

  Our industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with these regulations and statutes could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Although states provide the primary regulatory framework under which we offer advances, certain federal laws also impact our business. See "Item 1. Business—Federal Regulation." We must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We are also subject to the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our marketing efforts and the representations we make about our products and services also are subject to federal and state unfair and deceptive practices statutes. The FTC enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes. If we are found to have violated any of these statutes, that violation could have a material adverse effect on our business, results of operations, and financial condition.

  Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with existing laws and regulations, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of December 31, 2009, we operated in 32 states. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables.

        During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2009, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in four states. Such new or modified legislation could have a material adverse impact on our results of operations. For example, in January 2010 bills that implemented a state-wide database went into effect in South Carolina and Washington. Likewise, Kentucky will implement a state-wide database in the first quarter of 2010. In response to legislation in Virginia, we developed an open-ended line of credit product and made changes to our cash advance product. However, a subsequent Virginia Corporation Commission ruling limits our ability to offer the open-ended line of credit product in Virginia effective March 1, 2010. As a result, we have decided to consolidate a number of our centers in Virginia, and the cash advance product we now offer in Virginia may not be as profitable for us as the cash advance product we offered there prior to 2009. As a result of legislation in New Hampshire that became effective in January 2009, we concluded that operating in that state was no longer economically viable and closed all of our New Hampshire centers in 2009. In addition, some states, such as Arizona and Mississippi, have sunset provisions in their cash advance laws that require renewal of the laws by state legislatures at periodic intervals. If no further action is taken, Arizona's current cash advance law will expire on June 30, 2010 and Mississippi's current cash advance law will expire in 2012.

        Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which would have a material adverse effect on our business, prospects, results of operations, and financial condition. For instance, in November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Statutes authorizing cash advance and similar products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or failure to follow licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In some cases, we rely on the interpretations of the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change to the detriment of our business. As a result, our reliance on staff interpretations could have a material adverse effect on our business, results of operations, and financial condition.

        Additionally, state attorneys general and banking regulators are scrutinizing cash advances and other alternative financial products and services and taking actions that require us to modify, suspend or cease operations in their respective states. For example, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and subsequently closed all of our centers in Pennsylvania. See "Item 7. Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies." The closures in Pennsylvania have had an adverse effect on our results of operations and financial condition. Also, in March 2008, the Attorney General of Arkansas distributed letters to 60 companies operating under the Check Cashers Act. The letter demanded that we cease and desist offering deferred presentment transactions within the State of Arkansas. As a result, we agreed to close all of our centers in Arkansas in October 2008 and the Arkansas Attorney General agreed not to bring suit against us. Similar or additional actions could have a material adverse effect on our business, prospects, results of operations, and financial condition.

  Our industry is subject to various local rules and regulations. Changes in these local regulations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In addition to state and federal laws and regulations, our business can be subject to various local rules and regulations such as local zoning regulations. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on providers of cash advance and similar services could have a material adverse effect on our business, results of operations, and financial condition.

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

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy-making, and for consumer protection. The United Kingdom also has strict rules regarding the presentation, form, and content of loan agreements, including statutory warnings and the layout of financial information. Our non-compliance with these rules could render a loan agreement unenforceable. Our inability to obtain and maintain the required licenses or to comply with the applicable rules or regulations in the United Kingdom could limit our expansion opportunities and/or could result in a material adverse effect on our business, results of operations, and financial condition.

        In Canada, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions. Our expansion in Canada may be limited due to this uncertain regulatory landscape. We are currently operating at a loss in Canada in anticipation of expanding operations after regulations are adopted. Further, our inability to comply with new regulations may have a material adverse effect on our business, prospects, results of operations, and financial condition.

  Our inability to effectively, efficiently, and profitably introduce or manage new products or alternative methods for conducting business could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In 2007, we began selling money orders and providing money transfer services. We also began offering prepaid debit cards in 2007 as an agent of a bank regulated by the U.S. Office of Thrift Supervision. In 2008, we began offering open-ended lines of credit to customers in Virginia and small loans to customers in Ohio. In 2009, we began offering cash advances pursuant to the Ohio Second Mortgage Act. We also intend to introduce additional products and services in the future. For example, we modified our product in the State of Washington in response to new legislation effective in 2010.

        In order to offer new or modified products and services, we need to comply with additional regulatory and licensing requirements. Each modification, new product or service, and alternative method of conducting business is subject to risk and uncertainty and requires significant investment in time and capital, including additional marketing expenses, legal costs, and other incremental start-up costs. Due to our lack of experience in offering alternative products and services, we cannot assure that we will be able to successfully introduce any new products or services or do so in a timely or profitable manner. We also may fail to modify or test adequately our point-of-sale system, collection procedures, customer contracts, monitoring, and other operations prior to offering a new product, nor can we ensure compliance with applicable regulations. Any such noncompliance could result in fines, suspensions, or legal actions against us and could have a material adverse effect on our business, prospects, results of operations, and financial condition. Furthermore, we cannot predict the demand or loss experience for new products or services, nor do we know if we will be able to offer these new products or services in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand or high loss experience for any of these new services or products, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

  Current and future litigation, regulatory proceedings, and other legal proceedings against us and our officers and directors could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is subject to lawsuits, regulatory proceedings, and other legal proceedings, including government investigations, that generate adverse publicity, cause us to incur substantial expenditures, and could significantly impair our business and/or force us to cease doing business in one or more states. See "Item 3. Legal Proceedings." Our officers and directors are often also named in these lawsuits or subject to these matters. Our amended and restated certificate of incorporation, our bylaws, and indemnification agreements provide that our officers and directors are entitled to have us indemnify them for damages and advance expenses incurred in defending against these lawsuits and proceedings, including in connection with their responding to a pending investigation, and defending against any related enforcement proceedings, by the U.S. Securities and Exchange Commission into alleged improper trading by third parties in our securities. Accordingly, we may also incur significant expenditures in connection with matters involving our current or former officers and directors. Any of these lawsuits, regulatory proceedings, or other legal matters could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We, and our officers and directors, are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity as a result of litigation and investigations. Defense of any lawsuits or proceedings, even if successful, and responding to investigations requires substantial time and attention on the part of our management personnel that otherwise would be spent on other aspects of our business, and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Further, actions against our officers and directors may impair our ability to obtain, renew, or maintain various licenses that are necessary for us to conduct business. Any of these events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

  We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

        Our primary business activity is offering cash advance services. If we are unable to maintain our cash advance services business and/or diversify our operations, our revenues and earnings could decline. Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits, and make us more susceptible to earnings fluctuations than many of our competitors who are more diversified and provide other services such as pawn lending, title lending, or other similar services. External factors, such as changes in laws and regulations, new entrants, and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate. Any internal or external change in our industry could result in a decline in our revenues and earnings, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

  Adverse economic conditions may significantly and adversely affect our business, prospects, results of operations, financial condition, and access to liquidity.

        The current global economic crisis may adversely affect our business in several ways. For example, the rise in unemployment levels will likely reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, we are unable to predict how the widespread loss of jobs, housing foreclosures, and general economic uncertainty may affect our loss experience. Our methodology for establishing our provision for doubtful accounts is based in large part on our historic loss experience. If customer behavior changes as a result of current economic conditions, our provision may be inadequate. Additionally, because we rely on our credit facility to fund customer advances, conditions in the credit markets could cause our access to liquidity to be restrained or even eliminated as a result of a default by our lenders, a failure by us to comply with covenants under our credit agreement or our inability to renew, extend or modify our existing credit facility. If we are unable to maintain access to external sources of liquidity, our ability to finance our current operations or future dividends would be impaired. Lastly, given the unprecedented nature of the current economic crisis, our business may be adversely affected in ways that we are unable to anticipate.

  The concentration of our revenues in certain states could adversely affect us.

        We operated centers in 33 states during the year ended December 31, 2009, and our five largest states (measured by total revenues) accounted for approximately 48% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. For example, during 2009, California, Florida, and Texas each accounted for more than 10% of our total revenues. Changes to prevailing economic, demographic, regulatory, or any other conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition. A regulatory change similar to recent changes in Ohio and New Hampshire, for example, or an action by a state regulator similar to those in Pennsylvania and Arkansas, in any one of our larger states may have a material adverse affect on our business, prospects, results of operations, and financial condition.

  Competition in our industry could cause us to lose market share or reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

        The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry matures and/or consolidates. We compete primarily with services provided by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, credit unions, short-term consumer lenders, other financial service entities, and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering cash advances and short-term loans over the internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations and substantially greater financial, marketing, and other resources than we have. As a result of this increasing competition, we could lose market share or we may need to reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs, including cash dividends.

        We have an existing revolving credit facility that allows us to borrow up to $270.0 million, assuming we are in compliance with a number of covenants and conditions, including, but not limited to, a senior leverage limitation of two times trailing twelve month EBITDA, as defined in the credit agreement and which was, as of December 31, 2009, approximately $111.4 million. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay future quarterly cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. While we had approximately $127.5 million of unused borrowings under this facility as of December 31, 2009, the senior leverage covenant restricted our additional availability to $75.7 million. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to pay future dividends or finance our current operations or potential growth will likely be impaired.

  Media reports and public perception of cash advances and similar loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations, and financial condition.

        Consumer advocacy groups, certain media reports, and many regulators and elected officials advocate for governmental and regulatory action to prohibit or severely restrict our products and services. The consumer groups and media reports typically focus on the cost to a consumer and typically characterize our products and services as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for our products and services could significantly decrease, which could materially adversely affect our business, results of operations, and financial condition. Negative perception of our products and services could also result in increased regulatory scrutiny and litigation, encourage restrictive local zoning rules, make it more difficult to obtain government approvals necessary to open new centers and cause industry trade groups, such as the CFSA, to promote policies that cause our business to be less profitable. In addition, media coverage and public statements that assert some form of corporate wrongdoing can lower morale, make it more difficult for us to attract and retain qualified personnel and directors, divert management attention, and increase expenses. These trends could materially adversely affect our business, prospects, results of operations, and financial condition.

  The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers' personal checks or Automated Clearing House ("ACH") authorizations.

        We may not be able to collect customers' checks or Automated Clearing House ("ACH") authorizations because of non-sufficient funds in the customers' bank accounts, because of closed accounts, because of stop-payment orders or because of a variety of other reasons, including applicable law preventing us from doing so. For the years ended December 31, 2009 and 2008, we deposited customers checks or presented an Automated Clearing House ("ACH") authorization for approximately 5.9% and 5.9%, respectively, of all the customer checks and ACHs we received and we were unable to collect approximately 70% and 75%, respectively, of these deposited customer checks or presented ACHs. Total charge-offs, net of recoveries, for the years ended December 31, 2009 and 2008 were approximately $130.4 million and $138.3 million, respectively. If the number of customer checks that we deposit or ACHs that we present increases, or the percentage of the customers' checks or ACHs that we charge-off increases, our provision for doubtful accounts will increase and our net income will decrease.

  If our estimates of losses are not adequate, our provision for doubtful accounts would increase. This would result in a decline in our future earnings, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We maintain an allowance for doubtful accounts for estimated losses. We also maintain an accrual for third-party lender losses for loans and certain related fees that are not paid by the customers for all loans that are processed by us for the third-party lender in Texas. To estimate the appropriate allowance for doubtful accounts and accrual for third-party lender losses, we consider total amounts outstanding, historical charge-offs, our current collection patterns, and the current economic trends in the markets we serve.

        At December 31, 2009, the total of our allowance for doubtful accounts and accrual for third-party lender losses decreased to $57.6 million from $63.4 million at December 31, 2008. This amount, however, is an estimate. If our actual losses are greater than our allowance for doubtful accounts and accrual for third-party lender losses, our provision for doubtful accounts would increase. This could result in a decline in our future earnings, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

  We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

        A significant portion of our total assets at December 31, 2009 is comprised of goodwill. Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired. These tests require projections of future cash flows. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material impact on our operating results and financial position.

  The extent to which customers use extended payment plans may have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We allow customers who cannot timely repay their advances to qualify for extended payment plans. The ability of a customer to defer payment increases the average duration of a cash advance, which may in turn affect our revenues, loss experience, and provision for doubtful accounts. If more customers use extended payment plans, our results of operations and financial condition may worsen.

  The expansion of our operations into Canada and the United Kingdom may contribute materially to increased costs and negatively affect our business, prospects, results of operations, and financial condition.

        We have devoted significant management time and financial resources to expanding our operations outside of the United States. Our international operations have increased the complexity of our organization and the administrative, operating, and legal cost of operating our business. Penetrating new markets will likely require additional marketing expenses and incremental start-up costs. We may decide to reduce fees, or even temporarily operate centers at a loss, in order to build brand recognition and establish a foothold in these new markets. For example, in Canada, we have opened 13 centers that are currently not profitable in anticipation of more favorable provincial legislation. Ultimately, the expansion of our international operations may prove to be unprofitable. Additionally, as a foreign business we are subject to local regulations, tariffs, and labor controls to which other domestic businesses are not subject. Our financial results also may be negatively affected by tax rates in the United Kingdom and Canada or as a result of withholding requirements and tax treaties with those countries. Moreover, if political, regulatory or economic conditions deteriorate in the United Kingdom and Canada, our ability to expand and maintain our international operations could be impaired or the costs of doing so could increase, either of which could further erode our business, prospects, results of operations, and financial condition. Ultimately, it remains unclear if we will be able to operate on a profitable basis outside the United States.

  We may incur substantial additional debt, which could adversely affect our business, results of operations, and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

        We may incur substantial additional debt in the future. As of December 31, 2009, our total debt was approximately $146.3 million, $1.4 million in outstanding letters of credit had been issued pursuant to our credit facility, and our stockholders' equity was approximately $212.6 million. The total availability under our current credit facility is $270.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for dividends, working capital, capital expenditures, the development of new or replacement products and services, or further geographic expansion;

  •
  limit our operational flexibility through restrictive covenants that will likely limit our ability to explore certain business opportunities, dispose of assets, and take other actions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business;

  •
  limit our ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our debt instruments;

  •
  make us vulnerable to interest rate increases, because a majority of our borrowings are, and will continue to be, at variable rates of interest; and

  •
  place us at a disadvantage compared to our competitors that have proportionately less debt.

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

        We depend on borrowings under our revolving credit facility to fund our products and services, capital expenditures to build new centers, and other needs. If our current or potential credit banks decide not to lend money to companies in our industry, we could face higher borrowing costs, limitations on our ability to maintain or expand our business as well as possible cash shortages, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Certain banks have notified us and other companies in the cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. If one of our larger depository banks request that we close our bank accounts or put other restrictions on how we use their services, we could face higher costs of managing our cash and limitations on our ability to maintain or expand our business, both of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We use an electronic check conversion process to electronically present most of our past due checks to the customers' bank accounts. This process uses either the Automated Clearing House ("ACH") or the VISA Point-of-Sale ("VISA POS") network. We depend on our banks to settle our ACH transactions and on VISA and certain participating financial institutions to operate the VISA POS system. If our banks decide to no longer process our ACH transactions due to increased credit risk or other reasons, or if a financial institution were to exit the VISA POS payment network or if VISA stopped supporting this network, our ability to collect on past due accounts could be adversely affected and our cost of collections could increase.

  We rely on a limited number of third-party lenders in connection with offering certain of our cash advance services.

        In Texas, where we operate as a CSO, and with respect to our online business, we facilitate loans made to our customers by unrelated third-party lenders. There are a limited number of lenders that make these types of cash advances and we compete with others in our industry for their services. If we lose the services of our current third-party lenders, or these lenders lose their ability or become unwilling to make cash advances, and we are unable to find replacement third-party lenders, we may be forced to modify or discontinue our operations as a CSO in Texas and our online business, which could have a material adverse effect on our results of operations and financial condition.

  Our business is seasonal in nature, which causes our revenues, collection rates, and earnings to fluctuate.

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

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $1.7 million (0.27% of total revenues) in 2009, $2.1 million (0.31% of total revenues) in 2008, and $2.4 million (0.34% of total revenues) in 2007. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer, or bystander suffers bodily injury, emotional distress, or death. Any such event may have a material adverse effect on our business, prospects, results of operations, and financial condition.

  Any disruption in the availability of our information systems could adversely affect operations at our centers.

        We rely upon our information systems to manage and operate our centers and business. Each center is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, prospects, results of operations, and financial condition.

  Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our headquarters building is located in Spartanburg, South Carolina. Our information systems and administrative and management processes are primarily provided to our zone and regional management and to our centers from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, destroyed or severely damaged our headquarters. Any of these catastrophic events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

  •
  our ability to recruit, train, and retain qualified personnel;

  •
  our ability to adapt our infrastructure and systems to accommodate new or replacement products and services; and

  •
  our ability to maintain adequate financing for our expansion plans.

        We cannot assure you that our systems, procedures, controls, and existing personnel will be adequate to support new or replacement products and services. Our new international operations increase the complexity of our organization, our administrative costs, and the regulatory risks we face and, therefore, could destabilize our business, prospects, results of operations, and financial condition. Our results of operations depend substantially on the ability of our officers and key employees to manage changing business conditions and unpredictable regulations and to implement and improve our technical, administrative, financial control, and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

  Regular turnover among our managers and employees at our centers makes it more difficult for us to operate our centers and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations, and financial condition.

        As of December 31, 2009, the annual turnover among our center managers was approximately 29% and among our other center employees was approximately 67%. Approximately 34% of the turnover occurs in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. The average tenure of our center managers is 3.8 years and for our other center employees is 1.6 years. If we are unable to retain our employees in the future, our business, prospects, results of operations, and financial condition could be adversely affected.

Risks Related to Our Common Stock

  Dividends on our common stock may be reduced or discontinued.

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, is at the sole discretion of our Board of Directors and will depend on a number of factors, including: regulatory and other restrictions on the ability of our operating subsidiaries to distribute cash to us, our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; general stock market conditions, including our stock price and our perception of the value of a regular dividend to our stockholders; and any legal, tax, regulatory and other factors our Board of Directors deems relevant. Also, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio and the maintenance of our net worth covenant (which terms and ratios are determined under our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

  We can redeem your common stock if you are or if you become a disqualified person.

        Federal and state laws and regulations applicable to providers of cash advance services or other financial products or services that we may introduce in the future may now or in the future restrict direct or indirect ownership or control of providers of such products or services by disqualified persons (such as convicted felons). Our certificate of incorporation provides that we may redeem shares of your common stock to the extent deemed necessary or advisable, in the sole judgment of our Board of Directors, to prevent the loss of, or to secure the reinstatement or renewal of, any license or permit from any governmental agency that is conditioned upon some or all of the holders of our common stock possessing prescribed qualifications or not possessing prescribed disqualifications. The redemption price will be the average closing sale price per share of our common stock during the 20-trading-day period ending on the second business day preceding the redemption date fixed by our Board of Directors. At the discretion of our Board of Directors, the redemption price may be paid in cash, debt, or equity securities or a combination of cash and debt or equity securities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Our average center size is approximately 1,500 square feet. We try to locate our centers in highly visible, accessible locations. Our centers, which we design to have the appearance of a mainstream financial institution, are typically located in middle-income shopping areas with high retail activity. Other tenants in these shopping areas typically include grocery stores, discount retailers, and national quick service restaurants. All of our centers are leased, with typical lease terms of three years with an option to renew at the end of the lease term. Our leases usually require that we pay all maintenance costs, insurance costs, and property taxes.

        See "Item 1. Business—Center Operations—Centers" for a listing of the number of centers we operated in various jurisdictions as of December 31, 2009.

        We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $4.6 million at December 31, 2009. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.7 million and $4.6 million at December 31, 2008 and 2009, respectively.

        We believe that our facilities, equipment, furniture and fixtures, and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in a number of active lawsuits, including lawsuits filed by private litigants and those matters arising out of actions taken by state regulatory authorities. We are also involved in various other legal proceedings with state and federal regulators. In addition, we are obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by certain of our current or former officers and directors in responding to inquiries, or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, we may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, we are vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of December 31, 2009.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act, and a 2001 class action settlement agreement entered into by our prior subsidiary in Arkansas. The complaint alleged that our subsidiary made usurious loans under the Arkansas Check Cashers Act and sought compensatory damages in an amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present (which could total approximately $21.4 million for deferred presentment transactions made during that time, or approximately $87 million in damages for all transactions originated, processed, and serviced during that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees, and costs.

        On September 23, 2009, we entered into a settlement agreement with the class representatives in connection with the litigation. Pursuant to the terms of the settlement agreement, the case has been dismissed and we have been released from any and all claims and liability in connection with deferred presentment transactions entered into in Arkansas pursuant to the Arkansas Check Casher's Act. The settlement agreement does not involve an admission of wrongdoing or liability. The court has approved the settlement agreement, and the settlement has become final and the case has been dismissed pending any appeals made prior to March 22, 2010.

        We took a charge against earnings during the year ended December 31, 2009 of approximately $5.7 million to cover the estimated costs of settlement.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against us and our California subsidiary. We removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law, and seeks an order requiring us to disgorge and/or make restitution of all amounts obtained as a result of our allegedly illegal conduct and pay three times the amount of damages the class members actually incurred, the loan principal, reasonable attorney's fees and costs of suit, and injunctive relief, and punitive damages. The parties are engaged in discovery.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        We and our subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and we could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which we expect to proceed in parallel with this case. However, the trial court has denied our motion to compel arbitration of Ms. Kelly's claims, the substituted named plaintiff, and we have appealed that decision.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us and our Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought, and our defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. A hearing before the Florida Supreme Court on the issue of arbitration is expected to be scheduled in the fourth quarter of 2010.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our subsidiary Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and class action waiver in our subsidiary's customer loan agreements are unconscionable, that our subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom we previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against us and Mr. William M. Webster IV, Chairman of our Board of Directors and our former Chief Executive Officer, alleging, among other things, that the relationship between our North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" of the cash advances it offered. The lawsuit also claims that the cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from doing business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees and other unspecified costs. We sought to enforce the arbitration provisions in the customer agreements and in June 2009, the trial court granted class certification and ruled that the arbitration clause is unenforceable. We are appealing this ruling.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the our subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, our subsidiary ceased all business operations on December 22, 2005. We have appealed the Commissioner's order to the Superior Court of North Carolina.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that our Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of our Choice Line of Credit required our subsidiary to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined us from continuing our lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. We appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff and us as a defendant. The amended complaint also seeks to perfect a claim for alleged violations of the state's usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60 and attorneys' fees and costs. The matter is proceeding before the trial court.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against us and two of our subsidiaries alleging that we provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and the payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys' fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal has been stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp., which is a case involving the enforceability of arbitration clauses.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which we previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that our Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the "true lender" and that our Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal has been stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp.

  Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

        On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against our subsidiaries Advance America, Cash Advance Centers of Pennsylvania, Inc. and NCAS of Delaware, LLC, as well as BankWest, Inc., and other unrelated lenders and banks. The complaint alleged that the practices of our subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint sought certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeated allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. We removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action's proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints, seeking the same relief as the April 21, 2009 complaint, against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc., whose defense we are handling pursuant to an indemnification agreement. The case against our Pennsylvania subsidiary was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases.

  Class Actions Against South Carolina Subsidiary

        Eight separate putative class actions have been filed in South Carolina against our subsidiary Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 (collectively, the "South Carolina Claimants"). The allegations and relief sought are similar in each case. Plaintiffs allege that our South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit us from continuing our operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys' fees and costs. Each of the lawsuits have been joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including us, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. We incurred a charge of approximately $0.9 million to cover the estimated costs of that settlement.

  Other Matters

        We are also involved in other litigation and administrative proceedings that are incidental to our business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

SEC Investigation

        On July 22, 2009, we were informed that Kenneth E. Compton, our President and Chief Executive Officer, received a "Wells Notice" from the staff of the United States Securities and Exchange Commission (the "SEC"). We understand that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling our stock during 2007. We did not receive a Wells Notice and do not believe that we are a subject of this investigation; however, we are obligated to advance expenses incurred by Mr. Compton in connection with this matter.

PART II

ITEM 4.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE as well as the quarterly cash dividend declared per share for 2008 and 2009:

	Sales Prices
			Cash Dividend
	High	Low
2008:
Quarter ended March 31, 2008	$10.31	$5.70	$0.125
Quarter ended June 30, 2008	9.58	4.91	0.125
Quarter ended September 30, 2008	6.20	2.44	0.125
Quarter ended December 31, 2008	3.04	1.11	0.0625
2009:
Quarter ended March 31, 2009	$2.44	$0.80	$0.0625
Quarter ended June 30, 2009	5.10	1.61	0.0625
Quarter ended September 30, 2009	6.33	3.60	0.0625
Quarter ended December 31, 2009	6.70	4.56	0.0625

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

        On February 17, 2010, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 5, 2010, to stockholders of record on February 23, 2010.

 PERFORMANCE GRAPH

        The following graph compares the change in the cumulative value of $100 invested for the period beginning on December 31, 2004 and ending on December 31, 2009, in: (1) our Common Stock; (2) the Standard & Poor's 500 Index; (3) the NASDAQ Other Financial Index; and (4) the NYSE Financial Sector Index. The values of each investment are based upon the share price appreciation and reinvestment of dividends, on an annual basis.

Comparison of Cumulative Return vs.
S&P 500, NASDAQ Other Financial, and NYSE Financial Sector Indices

	Advance America, Cash Advance Centers,Inc. (AEA)	Standard & Poors 500 Index (S&P 500)	NASDAQ Other Financial Index (IXFN)	NYSE Financial Sector Index (NYK.ID)
12/31/04	$100.00	$100.00	$100.00	$100.00
12/30/05	$55.65	$103.00	$111.94	$106.71
12/29/06	$67.67	$117.03	$131.46	$127.47
12/31/07	$48.80	$121.16	$132.09	$110.76
12/31/08	$10.18	$74.53	$70.75	$51.35
12/31/09	$32.19	$92.01	$92.57	$63.00

        The following table sets forth information about our stock repurchases for the three months ended December 31, 2009:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
October 1 to October 31	10,454	$4.99	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	2,119	6.17	—	—

Total	12,573	$5.19	—	—

(1)
Based on trade date.

(2)
This column includes 12,573 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

(3)
In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. Except as noted above, we did not repurchase any stock during the three months ended December 31, 2009.

        See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans and about holders of our common stock.

ITEM 5.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2009, 2008, and 2007, and as of December 31, 2009 and 2008, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2006 and 2005, and as of December 31, 2007, 2006 and 2005 has been derived from our audited financial statements not included in this report. Certain amounts below in 2005, 2006, and 2007 include the consolidation of a variable interest entity—see "Item 7. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities." The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 7. Financial Statements and Supplementary Data."

	Year ended December 31,
Consolidated Financial Information	2005	2006	2007	2008	2009
	(Dollars in thousands, except per share data and other financial data)
Statement of Operations Data:
Revenues:
Fees and interest charged to customers	$529,953	$659,876	$709,557	$676,436	$647,676
Marketing, processing and servicing fees (1)	100,113	12,418	—	—	—

Total revenues	630,066	672,294	709,557	676,436	647,676

Center expenses:
Salaries and related payroll costs	171,092	185,938	199,416	196,951	185,599
Provision for doubtful accounts	115,060	120,855	140,245	135,857	124,575
Occupancy costs	80,540	87,276	96,847	100,315	94,370
Center depreciation expense	14,902	16,233	17,200	16,698	13,174
Advertising expense	24,137	20,375	26,770	20,304	22,232
Other center expenses	52,712	54,986	59,340	48,652	45,606

Total center expenses	458,443	485,663	539,818	518,777	485,556

Center gross profit	171,623	186,631	169,739	157,659	162,120
Corporate and other expenses (income):
General and administrative expenses	51,758	53,363	59,410	68,568	56,526
Legal settlements	—	—	—	1,950	6,427
Corporate depreciation expense	4,483	3,661	3,162	3,033	2,714
Interest expense	4,331	7,129	11,059	11,188	6,241
Interest income	(351)	(538)	(317)	(128)	(238)
(Gain)/loss on disposal of property and equipment	715	960	3,189	551	(50)
Loss on impairment of assets	2,918	—	314	486	2,987

Income before income taxes	107,769	122,056	92,922	72,011	87,513
Income tax expense	43,776	48,858	37,831	33,540	33,310

Income before income of consolidated variable interest entity	63,993	73,198	55,091	38,471	54,203
Income of consolidated variable interest entity	(1,003)	(3,047)	(706)	—	—

Net income	$62,990	$70,151	$54,385	$38,471	$54,203

	Year ended December 31,
Consolidated Financial Information (Continued)	2005	2006	2007	2008	2009
	(Dollars in thousands, except per share data and other financial data)
Per Share Data:
Net income per common share:
Basic	$0.76	$0.87	$0.70	$0.60	$0.89
Diluted	$0.76	$0.87	$0.70	$0.60	$0.88
Cash dividends paid per common share	$0.38	$0.44	$0.50	$0.44	$0.25
Weighted average number of shares outstanding:
Basic	83,124	80,889	77,923	64,233	60,868
Effect of dilutive options and unvested restricted stock	—	28	12	—	799

Diluted	83,124	80,917	77,935	64,233	61,667

Balance Sheet Data (at end of period):
Cash and cash equivalents	$27,259	$67,245	$28,251	$16,017	$38,189
Advances and fees receivable, net	193,468	237,725	221,480	220,115	204,234
Goodwill	122,586	122,627	127,286	126,661	127,031
Total assets	436,388	525,092	471,698	447,010	446,151
Total debt	44,621	111,050	147,980	194,952	146,276
Total stockholders' equity	303,025	299,897	250,291	171,259	212,613
Cash Flow Data:
Cash flows provided by operating activities	$189,382	$186,125	$184,496	$186,227	$182,087
Cash flows used in investing activities	(139,880)	(156,216)	(113,216)	(125,674)	(93,001)
Cash flows (used in) provided by financing activities	(40,467)	10,077	(110,310)	(72,164)	(66,884)

(1)
We previously marketed, processed and serviced installment loans made by lending banks under our agency business model, which we discontinued in 2006.

	Year ended December 31,
Consolidated Financial Information (Continued)	2005	2006	2007	2008	2009
Other Financial and Statistical Data:
Number of centers open at end of period	2,604	2,853	2,832	2,797	2,587
Number of customers served—all credit products (thousands)	1,534	1,494	1,524	1,419	1,316
Number of cash advances originated (thousands) (1)	11,620	11,539	11,979	11,762	10,860
Aggregate principal amount of cash advances originated (thousands) (1)	$3,943,815	$4,082,865	$4,317,980	$4,296,493	$3,922,195
Average amount of each cash advance originated (1)	$339	$353	$361	$366	$361
Average charge to customers for providing and processing a cash advance (1)	$55	$55	$55	$55	$53
Average duration of a cash advance (days) (1,2)	15.8	16.2	16.5	16.8	17.6
Average number of lines of credit outstanding during the period (thousands) (3)	—	20	24	10	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	—	$8,963	$10,377	$6,946	$10,945
Average principal amount on each line of credit outstanding during the period (3)	—	$448	$429	$672	$410
Number of installment loans originated (thousands) (4)	68	29	31	32	35
Aggregate principal amount of installment loans originated (thousands) (4)	$34,541	$13,905	$12,997	$14,841	$15,992
Average principal amount of each installment loan originated (4)	$508	$486	$417	$462	$453

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008 and will cease offering new lines of credit to customers in Virginia in March 2010.

(4)
For the year ended December 31, 2006, the installment loan activity reflects loans we originated as agent for lending banks in Arkansas and Pennsylvania and loans we originated directly as the lender in Illinois. The loans originated as an agent contained fixed payment terms and no discounts for early repayment. These originations ceased during 2006. For 2007 through 2009 the installment loan activity reflects loans we originated as the lender in Illinois only.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in "Item 7. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see "Item 1A. Risk Factors" and "Forward-Looking Statements" for discussions of the uncertainties, risks, and assumptions associated with these statements.

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of December 31, 2009, we operated 2,553 centers in 32 states in the United States, 21 centers in the United Kingdom, and 13 centers in Canada.

        Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advances services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers' use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America ("CFSA").

  Cash Advance Services

        Our primary business is offering cash advance services, which include cash advances, installment loans, and lines of credit. However, we continue to expand our cash advance services and to offer additional complimentary products and services.

        In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for cash advances ranging from single and installment closed-end terms to revolving lines of credit with open-ended terms. The particular cash advance services offered in any given location may change from time to time depending upon changes in state law and federal law. Additionally, where permitted by applicable law, we may assume the responsibility of servicing as an agent to a regulated lender. In Texas, where we operate as a Credit Services Organization ("CSO"), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services currently offered also vary by jurisdiction and range up to 22% of the amount of the cash advance.

        Online cash advances made by third-party lenders are governed by the laws of the state where the customer resides. We receive revenue based on a percentage of the net fees, defined as advance fees less a provision for doubtful accounts and a cost of capital charge, but otherwise are not contractually obligated for losses.

        Additional fees that we may charge and collect include origination fees, annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees. Origination fees on cash advance services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law. Fees for returned checks or electronic debits that are declined for non-sufficient funds ("NSF") vary by state and range up to $30, and late fees vary by state and range up to $50. For the years ended December 31, 2009 and 2008, total NSF fees collected were approximately $3.2 million and $3.3 million, respectively, and total late fees collected were approximately $769,000 and $373,000, respectively. In Texas and online, the third-party lender charge NSF fees and late fees in accordance with applicable law.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in-person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in person to complete the application and receive a cash advance; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited in the customer's bank account.

        Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of the third-party lender. The customer's identification, proof of income and/or employment and proof of bank account are verified. In jurisdictions where we provide the cash advance, we determine whether to approve a cash advance and the size of a cash advance based primarily on a customer's income. We do not perform credit checks through consumer reporting agencies. In the future, we may consider other criteria in evaluating loans. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions and features of the customer agreements.

        After the documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and type of service. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

  Other Products

        We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission, and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. In the third and fourth quarters of 2007, we began selling money orders, providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders and bill payments made by our centers.

  Approval Process

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

        In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance. In the future we may consider other criteria in evaluating loans. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

  Payment Plans

        In most states, a customer may qualify for an extended payment plan ("Payment Plan"). Generally, the terms of our Payment Plans conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Typically, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer's next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for installment loans or lines of credit. Nor does the third-party lender in Texas offer a

Payment Plan for advances to its customers. The third-party internet lenders offer Payment Plans as required by state law.

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

        If a customer does not pay the amount due, our center management has the discretion to either commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or deposit the customer's personal check or debit their bank account in accordance with their ACH authorization. If center management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer's check for a cashier's check, if funds are available.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or ACH debit clears. If the customer's check or ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

        In the case of cash advances in the form of lines of credit, if a customer fails to make payment when due in accordance with the terms of their agreement with us, center management may close the line of credit, accelerate the maturity date, and take the steps outlined above or work with the customer to bring his or her payments current. If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

  Selected Operating Data

        The following table presents key operating data for our business:

	Year Ended December 31,
	2007	2008	2009
Number of centers open at end of period	2,832	2,797	2,587
Number of customers served—all credit products (thousands)	1,524	1,419	1,316
Number of cash advances originated (thousands) (1)	11,979	11,762	10,860
Aggregate principal amount of cash advances originated (thousands) (1)	$4,317,980	$4,296,493	$3,922,195
Average amount of each cash advance originated (1)	$361	$366	$361
Average charge to customers for providing and processing a cash advance (1)	$55	$55	$53
Average duration of a cash advance (days) (1,2)	16.5	16.8	17.6
Average number of lines of credit outstanding during the period (thousands) (3)	24	10	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$10,377	$6,946	$10,945
Average principal amount on each line of credit outstanding during the period (3)	$429	$672	$410
Number of installment loans originated (thousands) (4)	31	32	35
Aggregate principal amount of installment loans originated (thousands) (4)	$12,997	$14,841	$15,992
Average principal amount of each installment loan originated (4)	$417	$462	$453

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008 and will cease offering new lines of credit to customers in Virginia in March 2010.

(4)
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

  Provision for Doubtful Accounts, Allowance for Doubtful Accounts, and Accrual for Third-Party Lender Losses

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

        The provision for doubtful accounts decreased from 20.1% of revenues or $135.9 million for the year ended December 31, 2008 to 19.2% of revenues or $124.6 million for the same period in 2009. This decrease is due to an increase in non-lending revenues, improved ACH collections, and an increase in the sale of receivables during the year ended December 31, 2009. During the years ended December 31, 2008 and 2009, we received proceeds from the sale of receivables in the amount of $0.6 million and $3.4 million, respectively. During the year ended December 31, 2008 the provision included a charge related to the suspension of operations in Arkansas and New Hampshire of approximately $1.1 million and $0.5 million, respectively.

  Income Taxes

        The effective income tax rate as a percentage of income before income taxes was 46.6% and 38.1% for the year ended December 31, 2008 and 2009, respectively. The decrease in the effective tax rate in the current period is primarily due to a reduction in state taxes as a result of claims filed for recovery of income taxes recognized in prior years and a significant decrease in nondeductible lobbying expenditures and other discrete items for the year ended December 31, 2009.

  Changes in Legislation

        During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue in other states for the foreseeable future. Legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire. In Virginia, a 2009 law prompted us to make changes to our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limits our ability to offer the open-ended line of credit product in Virginia effective March 1, 2010. As a result, we have decided to consolidate a number of our centers in Virginia, and the cash advance product we now offer in Virginia may not be as profitable for us as the cash advance product we offered there prior to 2009. On January 1, 2010, a law became effective in the State of Washington that places a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight advances in any one year, and we expect that our revenues and profits in Washington will be significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. New laws in each of South Carolina and Kentucky will become effective during the first half of 2010 that will, among other things, implement in each state a statewide database to monitor the number of loans made to customers within that state. Further, legislation permitting cash advances in Arizona and Mississippi is scheduled to expire in 2010 and 2012, respectively. This legislation may not be renewed or could be modified in a manner that affects our operations negatively. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations in a state, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially-viable alternative products and services.

  Operations in Ohio

        On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than our former cash advance product and, as a result, we have closed some of our centers in Ohio. In the third quarter of 2009, we began instead to offer cash advances pursuant to the Ohio Second Mortgage Act.

        During the year ended December 31, 2009, we closed 63 centers in Ohio and scheduled another four centers for closure in 2010. The estimated cost to close these centers, including an impairment charge of approximately $1.0 million, is approximately $2.3 million, of which $2.1 million was recognized in the year ended December 31, 2009. The remainder of these cost are expected to be recognized during the year ended December 31, 2010. For the year ended December 31, 2009, these amounts are included in the income statement as an increase in other center expenses of $1.0 million, a loss on impairment of fixed assets of $1.0 million, and an increase in center salaries and related payroll costs of $0.1 million.

        For the years ended December 31, 2007, 2008, and 2009, 9.5%, 8.1%, and 5.8%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those years (in thousands):

	2007	2008	2009
Total revenues	$67,551	$54,881	$37,878
Total center expenses	48,815	45,335	36,252

Center gross profit (loss)	$18,736	$9,546	$1,626

  Operations in Virginia

        A Virginia law that went into effect in January 2009 has substantially changed the loan terms for cash advance services in Virginia, and severely restricted viable operations for short-term lenders. Since the law went into effect, we continued to offer cash advances in Virginia, but in conformance with the new regulations and we also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limits our ability to offer the open-ended lines of credit product in Virginia effective March 1, 2010. As a result, we have decided to consolidate centers in Virginia.

        During the year ended December 31, 2009, we closed 12 centers in Virginia and scheduled another 58 centers for closure in the first quarter of 2010. We anticipate the cost to close these centers, including an impairment charge of approximately $0.5 million, will range from $1.8 million to $4.1 million, of which $0.8 million was recognized in the year ended December 31, 2009. The remainder of the costs are expected to be recognized during the year ended December 31, 2010. For the year ended December 31, 2009, these amounts are included in the income statement as an increase in other center expenses of $0.2 million, a loss on disposal of property and equipment of $0.1 million, and a loss on impairment of fixed assets of $0.5 million.

        If it is not economically viable for us to continue operations in Virginia and we decide to close our remaining Virginia centers, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.6 million to $7.1 million, and the collectability of advances and fees receivable in Virginia most likely would be impaired. As of December 31, 2009, the net advances and fees receivable balance in Virginia was approximately $12.3 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Virginia.

        For the years ended December 31, 2007, 2008, and 2009, 6.8%, 7.5%, and 7.8%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for those years (in thousands):

	2007	2008	2009
Total revenues	$48,441	$50,607	$50,638
Total center expenses	30,643	34,401	45,376

Center gross profit (loss)	$17,798	$16,206	$5,262

  Operations in Arizona

        Legislation permitting cash advances in Arizona is scheduled to expire on June 30, 2010. If the law is not renewed or extended and it is not economically viable for us to continue operations in Arizona and we decide to close our remaining Arizona centers, we estimate the range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.4 million to $4.2 million, and the collectability of advances and fees receivable in Arizona most likely would be impaired. As of December 31, 2009, the net advances and fees receivable balance in Arizona was approximately $4.2 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Arizona.

        For the years ended December 31, 2007, 2008, and 2009, 2.2%, 2.4%, and 2.4%, respectively, of our total revenues were generated from our operations in Arizona. The following is a summary of financial information for our operations in Arizona for those years (in thousands): is

	2007	2008	2009
Total revenues	$15,696	$16,267	$15,694
Total center expenses	12,140	11,863	10,590

Center gross profit (loss)	$3,556	$4,404	$5,104

  Operations in Washington

        In the State of Washington a law became effective on January 1, 2010, that limits the number of cash advances a customer may take in any one year, limits the advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of loans. We believe this law will negatively impact our revenue and profitability in that state, and we may close or consolidate some or all of our centers in Washington.

        During the year ended December 31, 2009, we closed 11 centers in Washington and have scheduled another nine centers for closure in 2010. We anticipate the cost to close these centers, including an impairment charge of approximately $0.1 million, is approximately $0.4 million, of which $0.1 million was recognized in the year ended December 31, 2009. The remainder of the costs are expected to be recognized in the year ended December 31, 2010. For the year ended December 31, 2009, these amounts are included in the income statement as a loss on impairment of fixed assets of $0.1 million.

        If we decide to close our Washington centers, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.5 million to $9.0 million, and the collectibility of advances and fees receivable in Washington most likely would be impaired. As of December 31, 2009, the net advances and fees receivable balance in Washington was approximately $9.0 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from cessation of our operations in Washington.

        For the years ended December 31, 2007, 2008, and 2009, 3.4%, 4.0%, and 4.1%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for those years (in thousands):

	2007	2008	2009
Total revenues	$23,792	$27,205	$26,637
Total center expenses	21,973	23,153	19,996

Center gross profit (loss)	$1,819	$4,052	$6,641

  Changes in Other States

        A new law in South Carolina became effective January 1, 2010 that will, among other things, implement a statewide database to monitor the number of loans made to customers within that state. We believe this law will negatively impact our revenue and profitability in South Carolina. Although we expect this law to have a negative impact on our operations in South Carolina, we expect our operations to remain economically viable in that state.

        For the years ended December 31, 2007, 2008, and 2009, 4.6%, 5.1%, and 5.3%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for those years (in thousands):

	2007	2008	2009
Total revenues	$32,898	$34,817	$34,582
Total center expenses	27,107	25,881	23,847

Center gross profit (loss)	$5,791	$8,936	$10,735

        A new law in Kentucky will become effective in the first half of 2010 that will, among other things, implement a statewide database to monitor the number of loans made to customers within that state. We believe this law will negatively impact our revenue and profitability in Kentucky. Although we expect this law to have a negative impact on our operations in Kentucky, we expect our operations to remain economically viable in that state.

        For the years ended December 31, 2007, 2008, and 2009, 1.2%, of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Total revenues	$8,862	$8,254	$8,000
Total center expenses	7,348	6,169	6,208

Center gross profit (loss)	$1,514	$2,085	$1,792

  Closings and Scheduled Closings

        During 2009, we closed 220 centers, including all of our 24 centers in New Hampshire, and identified approximately 100 centers, including 58 in Virginia, for closure in the year ended December 31, 2010. The impairment charge related to these centers was approximately $3.0 million, which represents the write-down of the undepreciated costs of the fixed assets. We estimate the cost to close these centers, including the impairment charge, will range from $8.2 million to $11.3 million, of which approximately $6.7 million was recognized during the year ended December 31, 2009. These amounts are included in the income statement as a $3.2 million increase in other center expenses, $0.3 million in loss on disposal of property and equipment, $3.0 million in loss on impairment of assets,

$0.4 million increase in center salaries and related payroll costs, and a decrease in occupancy cost of $0.2 million.

        Closing of Operations in Pennsylvania.    As a result of the lending bank for Pennsylvania ceasing to originate advances and loans, we began offering the Advance America Choice-Line of Credit ("Choice-Line") in Pennsylvania in 2006. The Choice-Line product allowed customers access to up to $500 in credit for a monthly participation fee plus interest on outstanding loan balances. On July 31, 2007, we announced that an unfavorable ruling was issued by the Commonwealth Court of Pennsylvania directing our subsidiary operating in Pennsylvania to immediately suspend its operations. See "Item 3. Legal Proceedings." During the third and fourth quarters of 2007, we closed all of our remaining centers in Pennsylvania and recorded closing costs for severance, lease termination, and write-off of the undepreciated costs of fixed assets and other closing costs in these centers totaled approximately $2.2 million. Additionally, we recorded a charge of approximately $6.3 million for the write down of receivables. The cessation of our Pennsylvania operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Pennsylvania for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Total revenues	$25,760	$—	$—
Total center expenses	25,028	19	49

Center gross profit (loss)	$732	$(19)	$(49)

        Closing of Operations in Oregon.    Legislation in Oregon became effective in 2007 that limits fees and interest on all consumer loans. As a result of this legislation, we determined that it was no longer economically viable for us to continue to operate in Oregon and we closed all of our remaining Oregon centers in the fourth quarter of 2007. During the third and fourth quarters of 2007, we recorded closing costs for severance, lease termination, and write-off of the undepreciated costs of fixed assets and other closing costs in these centers which totaled approximately $1.4 million. Additionally, we recorded a charge of approximately $0.5 million for the write-down of receivables. The cessation of our Oregon operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Oregon for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Total revenues	$4,836	$9	$—
Total center expenses	7,291	126	—

Center gross profit (loss)	$(2,455)	$(117)	$—

        Closing of Operations in New Mexico.    Legislation in New Mexico became effective in 2007 that limits fees and interest on all consumer loans and gives borrowers a 130 day interest-free and fee-free extension. As a result of this legislation, we determined that it was not economically viable for us to continue operating in New Mexico. As a result, we closed our remaining nine centers in New Mexico in August 2008. The closing costs associated with closing our operations in New Mexico were approximately $0.1 million. These costs are included in the income statement as an increase in other center expenses of $0.1 million. The cessation of our New Mexico operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in New Mexico for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Total revenues	$1,904	$219	$—
Total center expenses	1,876	879	7

Center gross profit (loss)	$28	$(660)	$(7)

        Closing of Operations in Arkansas.    In March 2008, we received a letter from the Arkansas Attorney General demanding that we stop offering deferred presentment transactions under the Arkansas Check Cashers Act. In response, we complied with the Attorney General's demands and began offering consumer loans at interest rates below the applicable Arkansas usury cap. In September 2008, we received a notice from the Arkansas State Board of Collections that the Board had determined that consumer lenders who accept account withdrawal authorizations would be deemed by the Board to be engaged in the business of making deferred presentment transactions. During this same time, we were in discussions with the Arkansas Attorney General to address certain items regarding our operations in Arkansas. The Attorney General agreed that if we discontinued our operations in Arkansas, he would not bring suit against us. Although we believe we have always operated in compliance with Arkansas law, we concluded that avoiding potentially costly litigation in this circumstance was in the best interest of our stockholders. As a result, we closed all 30 of our centers in Arkansas on or before October 31, 2008. The costs associated with closing our Arkansas operations were approximately $1.8 million, including $1.1 million due to the write-down of receivables. These costs are included in the 2008 income statement as increases of $1.1 million in the provision for doubtful accounts, $0.4 million in other center expenses, $0.2 million in center salaries and related payroll costs, and $0.1 million in loss on disposal of property and equipment. The cessation of our Arkansas operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in Arkansas for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Total revenues	$6,207	$3,864	$—
Total center expenses	4,635	6,881	129

Center gross profit (loss)	$1,572	$(3,017)	$(129)

        Closing of Operations in New Hampshire.    Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it was not economically viable for us to continue operating in New Hampshire. As a result, we closed all of our 24 centers in New Hampshire in 2009. The costs associated with closing our New Hampshire operations was approximately $1.3 million, including $0.5 million due to the write-down of receivables. Approximately $0.7 million of these expenses were recognized during 2008, including a $0.5 million increase in the provision for doubtful accounts and $0.2 million loss on impairment of assets. The remaining $0.6 million was recognized during 2009 and are included in the income statement as an increase of $0.5 million in other center expenses and $0.1 million in center salaries and related payroll costs The cessation of our New Hampshire operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in New Hampshire for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Total revenues	$7,959	$8,124	$130
Total center expenses	4,067	4,710	1,126

Center gross profit (loss)	$3,892	$3,414	$(996)

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

  New Centers

        We opened 209, 49, and 10 centers in the years ended December 31, 2007, 2008 and 2009, respectively. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $47,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment, and a security system. In addition, the typical center that has been operating for at least 24 months requires average working capital of approximately $86,000 to fund the center's advance portfolio.

        Of the 554 North American centers we opened in 2006, 2007, and 2008, 461 centers remain open as of December 31, 2009. Of these, 422 have reached the point where, for at least one month, the center generated sufficient revenues to cover the center's expenses exclusive of corporate overhead (the "Breakeven Point"). The amount of time that it takes for a center to reach this Breakeven Point is affected by a number of factors including, but not limited to, the time of the year the center opens, the seasonal nature of the business and the regulatory environment of the state in which the center is opened. It is not uncommon for a center that has reached the Breakeven Point to temporarily drop below that point and then again exceed the Breakeven Point. Given the relatively fixed nature of most center expenses, the main determinant of the Breakeven Point for a given center is the number of advances outstanding.

        On average, the 422 centers reached the Breakeven Point between their eleventh and fourteenth month of operations and had, on average, approximately 109 advances outstanding at that time. Cumulative operating losses to break even for these centers averaged approximately $58,000 per center. We have experienced a general trend of an increase in the time it takes a center to reach the Breakeven Point and, consequently, an increase in the cumulative operating losses to break even.

        The remaining 39 centers opened in 2006, 2007, and 2008 and still open have yet to reach the Breakeven Point. These 39 centers are, on average, approximately 28 months old at December 31, 2009. At December 31, 2009, a seasonally high point in advances outstanding, these centers had, on average, approximately 130 advances outstanding. Cumulative operating losses to date for these centers averaged approximately $190,000 per center.

  Closed Centers and Scheduled Center Closings

        We closed 242 centers during 2007 (including 99 in Pennsylvania and 53 in Oregon), 86 centers during 2008 (including 30 in Arkansas and 10 in New Mexico), and 220 centers during 2009 (including 24 in New Hampshire and 63 in Ohio). In addition, we have scheduled approximately 100 centers for closing during the year ended December 31, 2010. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures and scheduled center closings of approximately $13.8 million, $4.3 million, and $6.7 million in 2007, 2008, and 2009, respectively. The costs are included in the income statements for the years ended 2007, 2008, and 2009 as shown below.

	Year ended December 31,
	2007	2008	2009
	(amounts in thousands)
Salaries and related payroll costs	$858	$562	$374
Provision for doubtful accounts	6,787	1,592	—
Occupancy costs	(203)	(77)	(219)
Other center expenses	3,487	1,290	3,183
Loss on disposal of property and equipment	2,577	403	337
Loss on impairment of assets	314	486	2,987

	$13,820	$4,256	$6,662

  Principles of Consolidation

        Our consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. and all of our wholly-owned subsidiaries. For the year ended December 31, 2007, our consolidated financial statements also include the accounts of a variable interest entity (the subsidiary of our previous third-party lender in Texas related to our CSO operations in that state) for which we were the primary beneficiary—see "Item 7. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities." All significant intercompany balances and transactions have been eliminated.

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

Critical Accounting Policies and Use of Estimates

        The preparation of our financial statements, in conformity with generally accepted accounting principles ("GAAP") in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, we must often make estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

  Provision for Doubtful Accounts, Allowance for Doubtful Accounts, and Accrual for Third-Party Lender Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for the third-party lender in Texas. See "Off-Balance Sheet Arrangement with Third-Party Lender" in this section. Our advances and fees receivable, net on our balance sheet do not include the advances and interest receivable for loans processed by us for the third-party lender in Texas because these loans are owned by the third-party lender.

        The provision for doubtful accounts decreased from 20.1% of revenues or $135.9 million for the year ended December 31, 2008 to 19.2% of revenues or $124.6 million for the same period in 2009. This decrease is due to an increase in non-lending revenues, improved ACH collections, and an increase in the sale of receivables during the year ended December 31, 2009. During the years ended December 31, 2008 and 2009, we received proceeds from the sale of receivables in the amount of $0.6 million and $3.4 million, respectively. During the year ended December 31, 2008, the provision included a charge related to the suspension of operations in Arkansas and New Hampshire of approximately $1.1 million and $0.5 million, respectively.

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

        Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer's check was returned, the ACH was rejected by the customer's bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our line of credit and installment loan products. Unpaid advances, installment loans, or lines of credit customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

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

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The year 2008 began on a Tuesday and ended on a Wednesday. The year 2009 began and ended on a Thursday.

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of December 31, 2009, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.9 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of December 31, 2009, the carrying value of goodwill was $127.0 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, "Goodwill—Subsequent Measurement", and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

        We have approximately $4.4 million of goodwill in our United Kingdom operations. As of December 31, 2009, these operations have cumulatively generated negative cash and have not reached break-even at the center gross profit level. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow and do not break-even an impairment charge related to its goodwill is possible.

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

  Litigation Accrual

        In view of the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, we cannot state with confidence what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be or the extent to which such amounts may be recoverable under our insurance policies.

        In accordance with applicable accounting guidance, we establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. In some of the matters described in "Item 3. Legal Proceedings" loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in this Annual Report on Form 10-K, will have a material adverse effect on our consolidated financial position or liquidity, but may be material to the our results of operations for any particular reporting period.

  Accrued Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2008 and 2009 financial statements include accruals of approximately $4.9 million and $5.0 million, respectively, for workers' compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers' compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Accounting Standards Codification ("ASC") 815-10-65 "Variable Interest Entities" and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender for the year ended December 31, 2007. During the fourth quarter of 2007, we terminated our CSO agreement with this lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with our former lender. The current lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE and have not consolidated our current lender as of December 31, 2008 or 2009 or for the years ended December 31, 2007, 2008, and 2009. See "Item 7. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities" for the impact of consolidating our former lender on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted ASC 718, "Stock Compensation". Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of December 31, 2009, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $4.8 million. The weighted average period over which this expense is expected to be recognized is approximately 3.2 years. See "Item 7. Financial Statements and Supplementary Data—Note 11. Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

        The following tables set forth our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2009:

	Year Ended December 31,
	2008		2009		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$676,436	100.0%	$647,676	100.0%	(28,760)	(4.3)%
Center Expenses:
Salaries and related payroll costs	196,951	29.1%	185,599	28.7%	11,352	5.8%
Provision for doubtful accounts	135,857	20.1%	124,575	19.2%	11,282	8.3%
Occupancy costs	100,315	14.8%	94,370	14.6%	5,945	5.9%
Center depreciation expense	16,698	2.5%	13,174	2.0%	3,524	21.1%
Advertising expense	20,304	3.0%	22,232	3.4%	(1,928)	(9.5)%
Other center expenses	48,652	7.2%	45,606	7.1%	3,046	6.3%

Total center expenses	518,777	76.7%	485,556	75.0%	33,221	6.4%

Center gross profit	157,659	23.3%	162,120	25.0%	4,461	2.8%
Corporate and Other Expenses (Income):
General and administrative expenses	68,568	10.1%	56,526	8.7%	12,042	17.6%
Legal settlements	1,950	0.3%	6,427	1.0%	(4,477)	(229.6)%
Corporate depreciation expense	3,033	0.4%	2,714	0.4%	319	10.5%
Interest expense	11,188	1.7%	6,241	1.0%	4,947	44.2%
Interest income	(128)	—	(238)	—	110	85.9%
(Gain)/loss on disposal of property and equipment	551	0.1%	(50)	—	601	109.1%
Loss on impairment of assets	486	—	2,987	0.4%	(2,501)	(514.6)%

Total corporate and other expenses	85,648	12.6%	74,607	11.5%	11,041	12.9%

Income before income taxes	72,011	10.7%	87,513	13.5%	15,502	21.5%
Income tax expense	33,540	5.0%	33,310	5.1%	230	0.7%

Net income	$38,471	5.7%	54,203	8.4%	15,732	40.9%

	Year Ended December 31,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,832	2,797
Opened	49	10
Acquired	2	—
Closed	(86)	(220)

Number of centers open at end of period	2,797	2,587

Weighted average number of centers open during the period	2,848	2,698
Number of customers served—all credit products (thousands)	1,419	1,316
Number of cash advances originated (thousands) (1)	11,787	10,860
Aggregate principal amount of cash advances originated (thousands) (1)	$4,296,493	$3,922,195
Average amount of each cash advance originated(1)	$366	$361
Average charge to customers for providing and processing a cash advance (1)	$55	$53
Average duration of a cash advance (days) (1,2)	16.8	17.6
Average number of lines of credit outstanding during the period (thousands) (3)	10	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$6,946	$10,945
Average principal amount on each line of credit outstanding during the period (3)	$672	$410
Number of installment loans originated (thousands) (4)	32	35
Aggregate principal amount of installment loans originated (thousands) (4)	$14,841	$15,992
Average principal amount of each installment loan originated (4)	$462	$453

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
We began offering lines of credit in Virginia in November 2008 and will cease offering new lines of credit to customers in Virginia in March 2010.

(4)
The installment loan activity reflects loans we originated as the lender in Illinois.

	Year Ended December 31,
	2008		2009		Variance Favorable/(Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$237.5	100.0%	$240.1	100.0%	$2.6	1.1%
Center expenses:
Salaries and related payroll costs	69.2	29.1%	68.8	28.7%	0.4	0.6%
Provision for doubtful accounts	47.7	20.1%	46.2	19.2%	1.5	3.1%
Occupancy costs	35.2	14.8%	35.0	14.6%	0.2	0.6%
Center depreciation expense	5.9	2.5%	4.9	2.0%	1.0	16.9%
Advertising expense	7.1	3.0%	8.2	3.4%	(1.1)	(15.5)%
Other center expenses	17.1	7.2%	16.9	7.1%	0.2	1.2%

Total center expenses	182.2	76.7%	180.0	75.0%	2.2	1.2%

Center gross profit	$55.3	23.3%	$60.1	25.0%	4.8	8.7%

  Revenue Analysis

        Total revenues decreased approximately $28.8 million in 2009. Total revenues for the 2,527 centers opened prior to January 1, 2008 and still open as of December 31, 2009 decreased $5.0 million, from

$635.0 million in 2008 to $630.0 million in 2009. Total revenues for the 60 centers opened after January 1, 2008 and still open as of December 31, 2009 increased $5.3 million, from $2.3 million in 2008 to $7.6 million in 2009. Total revenues for the remaining 306 centers that closed represented a decrease of approximately $29.1 million for 2009 compared to 2008. Of this decrease, approximately $0.2 million, $3.9 million, and $8.0 million were due to the closure of our centers in New Mexico, Arkansas, and New Hampshire, respectively.

        Changes in legislation have had a significant impact on our revenues in Ohio. In Ohio, our revenue has decreased by $17.1 million, or 31.2%, for the year ended December 31, 2009, as compared to 2008.

  Center Expense Analysis

        Salaries and related payroll costs.    The decrease in salaries and related payroll costs in 2009 was due primarily to a reduction in the number of centers open during the year ended December 31, 2009 as compared to the same period in 2008. We averaged approximately 2.00 and 1.94 full-time equivalent field employees, including district directors, per center during 2008 and 2009, respectively.

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts decreased to 19.2% for the years ended December 31, 2009 from 20.1% in 2008. This decrease is due to an increase in non-lending revenues, improved ACH collections, and an increase in the sale of receivables during the year ended December 31, 2009. During the years ended December 31, 2008 and 2009, we received proceeds from the sale of receivables in the amount of $0.6 million and $3.4 million, respectively. During the year ended December 31, 2008, the provision included a charge related to the suspension of operations in Arkansas and New Hampshire of approximately $1.1 million and $0.5 million, respectively.

        Occupancy costs and center depreciation expense.    The decrease in occupancy costs and center depreciation expense in 2009 was due primarily to a decrease in the number of centers opened as compared to 2008. In addition, depreciation continues to decrease as centers age and property and equipment become fully depreciated.

        Advertising expense.    Advertising expense increased in 2009 compared to 2008 due primarily to an increase in direct marketing advertising.

        Other center expenses.    The decrease in other center expenses in 2009 was due primarily to a decrease in the number of centers opened as compared to 2008. This was partially offset by an increase in center closing cost related to the closing of 220 centers in 2009 as compared to 86 centers in 2008.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The decrease in general and administrative expenses in 2009 was due primarily to:

  •
  lower expenses of approximately $9.5 million in public and government relations primarily due to a reduction in trade association dues, consulting fees, and public relation expenditures;

  •
  lower expenses of approximately $1.6 million related to personnel, consulting, and other costs associated with new product development and management;

  •
  lower expenses of approximately $1.0 million related to our field operations; and

  •
  lower expenses of approximately $0.6 million related to our personnel, accounting fees, and other expenses associated with our operations in the United Kingdom;

        The decrease was partially offset by:

  •
  an increase in information technology expenses of approximately $0.9 million related to consulting fees; and

  •
  an increase in professional fees of approximately $0.4 million incurred in connection with the recovery of income taxes recognized in prior periods.

        In addition, we received approximately $1.4 million in insurance proceeds related to the reimbursement of legal expenses recognized in prior periods that reduced legal expenses during the year ended December 31, 2009. This was offset by higher legal expenses during the period.

        Legal settlements.    The amounts reflected as legal settlements relate to charges during the year ended December 31, 2009 of approximately $5.7 million for the settlement of the McGinnis class-action litigation in Arkansas, approximately $0.9 million for the proposed settlement in the consolidated class-action litigation in South Carolina, and approximately $0.4 million for the settlement of the King and Strong class-action litigation in Georgia. Offsetting these amounts are approximately $0.6 million in insurance reimbursements related to the King and Strong class-action litigation in Georgia. For the year ended December 31, 2008, the amount relates to charges accrued of approximately $1.95 million for the settlement of the King and Strong class-action litigation in Georgia.

        Interest expense.    The decrease in interest expense for the year ended December 31, 2009, as compared to 2008 was due to a decrease in the average interest rates and the average outstanding balance during the period.

        (Gain)/loss on disposal of property and equipment.    The favorable change in this item for the year ended December 31, 2009 compared to 2008 was primarily due to insurance proceeds of approximately $0.5 million being recognized during the period.

        Loss on impairment of assets.    Loss on impairment of assets for the year ended December 31, 2009 and 2008 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

        Income tax expense.    The decrease in income tax expense for the year ended December 31, 2009 as compared to 2008 was primarily due to a reduction in state taxes as a result of claims filed for recovery of income taxes recognized in prior years, and to significantly reduced nondeductible lobbying expenditures and other discrete items.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

        The following tables set forth our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2008:

	Year Ended December 31,
	2007		2008		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$709,557	100.0%	$676,436	100.0%	$(33,121)	(4.7)%
Center Expenses:
Salaries and related payroll costs	199,416	28.1%	196,951	29.1%	2,465	1.2%
Provision for doubtful accounts	140,245	19.8%	135,857	20.1%	4,388	3.1%
Occupancy costs	96,847	13.6%	100,315	14.8%	(3,468)	(3.6)%
Center depreciation expense	17,200	2.4%	16,698	2.5%	502	2.9%
Advertising expense	26,770	3.8%	20,304	3.0%	6,466	24.2%
Other center expenses	59,340	8.4%	48,652	7.2%	10,688	18.0%

Total center expenses	539,818	76.1%	518,777	76.7%	21,041	3.9%

Center gross profit	169,739	23.9%	157,659	23.3%	(12,080)	(7.1)%
Corporate and Other Expenses (Income):
General and administrative expenses	59,410	8.4%	68,568	10.1%	(9,158)	(15.4)%
Legal settlements	—	—	1,950	0.3%	(1,950)	(100.0)%
Corporate depreciation expense	3,162	0.5%	3,033	0.4%	129	4.1%
Interest expense	11,059	1.6%	11,188	1.7%	(129)	(1.2)%
Interest income	(317)	—	(128)	—	(189)	(59.6)%
Loss on disposal of property and equipment	3,189	0.4%	551	0.1%	2,638	82.7%
Loss on impairment of assets	314	—	486	—	(172)	(54.8)%

Total corporate and other expenses	76,817	10.9%	85,648	12.6%	(8,831)	(11.5)%

Income before income taxes	92,922	13.0%	72,011	10.7%	(20,911)	(22.5)%
Income tax expense	37,831	5.3%	33,540	5.0%	4,291	11.3%

Income before income of consolidated variable interest entity	55,091	7.7%	38,471	5.7%	(16,620)	(30.2)%
Income of consolidated variable interest entity	(706)	(0.1)%	—	—	706	(100.0)%

Net income	$54,385	7.6%	$38,471	5.7%	$(15,914)	(29.3)%

	Year Ended December 31,
	2007	2008
Center Information:
Number of centers open at beginning of period	2,853	2,832
Opened	209	49
Acquired	12	2
Closed	(242)	(86)

Number of centers open at end of period	2,832	2,797

Weighted average number of centers open during the period	2,884	2,848
Number of customers served—all credit products (thousands)	1,524	1,419
Number of cash advances originated (thousands) (1)	11,979	11,787
Aggregate principal amount of cash advances originated (thousands) (1)	$4,317,980	$4,296,493
Average amount of each cash advance originated (1)	$361	$366
Average charge to customers for providing and processing a cash advance (1)	$55	$55
Average duration of a cash advance (days) (1,2)	16.5	16.8
Average number of lines of credit outstanding during the period (thousands) (3)	24	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$10,377	$6,946
Average principal amount on each line of credit outstanding during the period (3)	$429	$672
Number of installment loans originated (thousands) (4)	31	32
Aggregate principal amount of installment loans originated (thousands) (4)	$12,997	$14,841
Average principal amount of each installment loan originated (4)	$417	$462

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
We offered lines of credit in Pennsylvania from June 2006 through July 2007. We began offering lines of credit in Virginia in November 2008 and we will cease offering new lines of credit to customers in Virginia in March 2010.

(4)
The installment loan activity reflects loans we originated as the lender in Illinois.

	Year Ended December 31,
	2007		2008		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$246.0	100.0%	$237.5	100.0%	$(8.5)	(3.5)%
Center expenses:
Salaries and related payroll costs	69.1	28.1%	69.2	29.1%	(0.1)	(0.1)%
Provision for doubtful accounts	48.6	19.8%	47.7	20.1%	0.9	1.9%
Occupancy costs	33.6	13.6%	35.2	14.8%	(1.6)	(4.8)%
Center depreciation expense	6.0	2.4%	5.9	2.5%	0.1	1.7%
Advertising expense	9.3	3.8%	7.1	3.0%	2.2	23.7%
Other center expenses	20.6	8.4%	17.1	7.2%	3.5	17.0%

Total center expenses	187.2	76.1%	182.2	76.7%	5.0	2.7%

Center gross profit	$58.8	23.9%	$55.3	23.3%	$(3.5)	(6.0)%

  Revenue Analysis

        Total revenues decreased approximately $33.1 million in 2008. Total revenues for the 2,525 centers opened prior to January 1, 2007 and still open as of December 31, 2008 decreased $12.5 million, from $652.8 million in 2007 to $640.3 million in 2008. Total revenues for the 272 centers opened after January 1, 2007 and still open as of December 31, 2008 increased $20.7 million, from $7.9 million in 2007 to $28.6 million in 2008. Total revenues for the remaining 328 centers that closed represented a decrease of approximately $41.3 million for 2008 compared to 2007. Of this decrease, approximately $25.8 million and $4.8 million was due to the closing of our operations in Pennsylvania and Oregon, respectively, during 2007. In addition, the decrease was affected by approximately $2.3 million and $1.7 million due to the closing of our operations in Arkansas and New Mexico, respectively, during 2008.

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

        Advertising expense.    Advertising expense decreased in 2008 compared to 2007 due primarily to a decrease in spending in New Mexico, Arkansas, and New Hampshire, as well as a decrease in spending on direct mail drops and broadcast.

        Other center expenses.    The decrease in other center expenses in 2008 was due primarily to a decrease in center closing costs, a decrease in expense related to the ramp up of our prepaid card in 2007, a decrease in bank charges, a decrease in center legal expense, a decrease in cash short, and a decrease in expenses related to a previously consolidated variable interest entity.

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

  •
  an increase of approximately $1.7 million of expenses related to personnel, accounting and, other costs (excluding legal fees) associated with the expansion of our operations in the United Kingdom; and

  •
  an increase in legal fees of approximately $0.8 million.

        The increase was partially offset by:

  •
  a decrease of approximately $1.3 million in expenses related to personnel, consulting fees, and other costs associated with new product development and management;

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

        Legal settlements.    The amounts reflected as legal settlements relate to the settlement of the King and Strong class-action litigation in Georgia for $1.95 million during the year ended December 31, 2008.

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

        Loss on impairment of assets.    Loss on impairment of assets in the year ended December 31, 2008 and 2007 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

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

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2007, 2008, and 2009:

				2008 vs. 2007 Variance		2009 vs. 2008 Variance
	2007	2008	2009	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$184,496	$186,227	$182,087	$1,731	0.9%	$(4,140)	(2.2)%
Investing activities	(113,216)	(125,674)	(93,001)	(12,458)	(11.0)%	32,673	26.0%
Financing activities	(110,310)	(72,164)	(66,884)	38,146	34.6%	5,280	7.3%
Effect of exchange rate changes on cash and cash equivalents	36	(623)	(30)	(659)	(1,830.6)%	593	95.2%

Net increase (decrease) in cash and cash equivalents	(38,994)	(12,234)	22,172	26,760	68.6%	34,406	281.2%
Cash and cash equivalents, beginning of period	67,245	28,251	16,017	(38,994)	(58.0)%	(12,234)	(43.3)%

Cash and cash equivalents, end of period	$28,251	$16,017	$38,189	$(12,234)	(43.3)%	$22,172	138.4%

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

        We borrow under our $270.0 million revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $15.9 million, or 7.2%, to $204.2 million at December 31, 2009, compared to $220.1 million at December 31, 2008.

        In July 2008, we completed the stock repurchase program that our Board of Directors approved on May 4, 2005, and twice extended, once on August 16, 2006 and again on February 13, 2008, for a total of $225.0 million in authorized repurchases.

        During the years ended December 31, 2008 and 2009, we repurchased 11,921,948 and 16,960 shares, respectively, of our common stock at a cost of approximately $89.0 million and $76,700, respectively. During the years ended December 31, 2008 and 2009, these amounts include 10,686 and 16,960 shares of our common stock, respectively, that were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the dates of surrender, the shares surrendered in 2008 and 2009 had an aggregate value of approximately $46,600 and $76,700, respectively.

        Although our revolving credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not currently prohibit us from pursuing our strategy or limit our current level of operations. Cash that is restricted due to certain states' regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item "Restricted cash." Historically, these restrictions have not had an impact on our ability to meet our liquidity needs for operations. However, our ability to make dividends to our stockholders and repurchases of our common stock has been, and in the future may be, restricted under our revolving credit facility.

  Cash Flows from Operating Activities

        Net cash provided by operating activities in 2009 as compared to 2008 decreased approximately 2.2% to $182.1 million. The decrease in operating cash flows was attributable to the net change of $21.1 million in non-cash expense items. This was partially offset by a increase in net income of $15.7 million and an increase in operating assets and liabilities of $1.2 million. The decrease in non-cash expenses was primarily due to a decrease in the allowance for doubtful accounts of $11.2 million, a change in deferred income taxes of approximately $7.5 million, and a decrease in depreciation expense of $3.8 million, which was partially offset by an increase in loss on impairment of assets of approximately $2.5 million. The increase in operating assets and liabilities is primarily due to a decrease in deferred revenue of approximately $6.9 million and a decrease in accrued liabilities of approximately $4.9 million, partially offset by an increase in accounts payable of approximately $4.0 million.

        Net cash provided by operating activities in 2008 as compared to 2007 increased approximately 0.9% to $186.2 million. The increase in operating cash flows was attributable to the net change of $28.5 million in operating assets and liabilities. This was partially offset by a decrease in net income of $15.9 million and a decrease in non-cash expense items of $10.9 million. The increase in operating activities was primarily due to an increase in income taxes payable, net of approximately $16.6 million, a decrease in fees receivable of approximately $8.8 million, an increase in deferred revenue of approximately $4.8 million, and an increase in accrued liabilities of approximately $3.2 million. This was partially offset by a decrease in accounts payable of approximately $3.7 million. The decrease in non-cash operating expense was primarily due to a decrease in the provision for doubtful accounts of approximately $4.4 million, a decrease in deferred income taxes, net of approximately $2.7 million and a decrease in the loss on disposal of property and equipment of approximately $2.6 million.

  Cash Flows from Investing Activities

        Net cash used in investing activities in 2009 as compared to 2008 decreased approximately 26.0% to $93.0 million. The decrease was primarily related to decreases in advances receivable of $27.4 million and a decrease in purchases of property and equipment of approximately $4.9 million.

        Net cash used in investing activities in 2008 as compared to 2007 increased approximately 11.0% to $125.7 million. The increase was primarily related to decreases in advances receivable of $25.1 million.

This was partially offset by a decrease in acquisitions of $4.4 million, and purchases of property and equipment of $7.0 million.

  Cash Flows from Financing Activities

        Net cash used in financing activities in 2009 as compared to 2008 decreased 7.3% to $66.9 million. During the period, we repaid $48.8 million under the revolving credit facility and paid $15.3 million in dividends.

        Net cash used in financing activities in 2008 as compared to 2007 decreased 34.6% to $72.2 million. During the period, we had net borrowings under the revolving credit facility of approximately $47.5 million. Uses of cash during 2008 included purchases of treasury stock of $89.0 million and payment of dividends of $28.3 million.

Capital Expenditures

        For the years ended December 31, 2007, 2008, and 2009, we spent $16.7 million, $9.7 million, and $4.8 million, respectively, on capital expenditures. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

        In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2008 and 2009, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $18.2 million and $19.7 million, respectively, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported on our balance sheet at December 31, 2008 and 2009 was approximately $4.0 million and $4.5 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations, and financial condition could be adversely affected. See "Item 7. Financial Statements and Supplementary Data—Note 16. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2009, including periodic interest payments, included the following (dollars in thousands):

		Payment due by period
Contractual Cash Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and thereafter
Long-term debt obligations:
Revolving credit facility	$141,058	$—	$—	$141,058	$—
Mortgage payable	4,590	477	1,065	1,232	1,816
Note payable	628	374	254	—	—
Interest payable on long-term debt obligations	1,399	331	531	361	176
Operating lease obligations (1)	136,716	58,949	66,433	10,510	824
Purchase obligations	8,203	5,426	2,777	—	—

Total	$292,594	$65,557	$71,060	$153,161	$2,816

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

        As of December 31, 2009, we had $141.1 million outstanding on the revolving portion of our credit facility and approximately $1.4 million of commitments under outstanding letters of credit, leaving approximately $127.5 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of December 31, 2009, the senior leverage covenant restricted that additional availability to approximately $75.7 million.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of December 31, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half times trailing twelve month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing twelve month EBITDA, as defined in the credit agreement, as of December 31, 2009 was approximately $111.4 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior twelve consecutive months. At December 31, 2009, our charge off ratio was 3.86% and was calculated based on average monthly charge-offs of $10.9 million and average transaction receivables of $281.7 million, and we had charge-offs of $36.7 million during the three months ended December 31, 2009. We could have charged off an additional $21.5 million for the three months ended December 31, 2009 within the limits of this covenant. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at December 31, 2009. See "Liquidity and Capital Resources" in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

        United Kingdom Overdraft Facility.    In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum available borrowings under the facility were GBP 400,000, which is equivalent to approximately $637,000 at December 31, 2009. The interest rate on any borrowings under this facility was the Bank of England base rate plus 1.75%. This facility expired and was not renewed during the fourth quarter of 2009.

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $5.0 million and $4.6 million at December 31, 2008 and 2009, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.7 million and $4.6 million at December 31, 2008 and 2009, respectively.

  Operating Lease Obligations

        We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space, and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company's current Chairman is a member. Under the Aircraft Dry Lease, the Company may use Carabo's aircraft from time to time in exchange for one dollar, standard usage expenses, and the Company's fulfillment of its obligations under the Aircraft Dry Lease. See "Item 7. Financial Statements and Supplementary Data—Note 13. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of December 31, 2009, our purchase obligations totaled approximately $8.2 million.

Impact of Inflation

        We believe our results of operations are not dependent upon the levels of inflation.

Impact of New Accounting Pronouncements

        See "Item 7. Financial Statements and Supplementary Data. Note 1. Description of Business and Significant Accounting Policies." of the Consolidated Financial Statements for the impact of new accounting pronouncements.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. All statements other than historical information or statements of current condition contained in this Annual Report, including statements regarding our future financial performance, our business strategy, and expected developments in our industry, are forward-looking statements. The words "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "should," "would," "could," "estimate," "continue," and similar expressions are intended to identify forward-looking statements.

        We have based these forward-looking statements on management's current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties, and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and factors include, but are not limited to:

  •
  the extent to which federal, state, local, and foreign governmental regulation of cash advance services, consumer lending, and related financial products and services limits or prohibits the operation of our business;

  •
  our ability to continue to generate sufficient cash flow to satisfy our liquidity needs and future cash dividends;

  •
  current and future litigation and regulatory proceedings against us and our officers and directors;

  •
  our ability to find growth opportunities and to identify and successfully implement new product and service offerings;

  •
  the effect of the current adverse economic conditions on our revenues and loss rates;

  •
  the possible impairment of goodwill;

  •
  the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

  •
  the adequacy of our allowance for doubtful accounts, accrual for third-party lender losses and estimates of losses;

  •
  the availability of adequate financing;

  •
  the effect of extended repayment plans on our revenues, loss experience, provision for doubtful accounts, and results of operations;

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

        You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Annual Report, including under "Item 1A. Risk Factors," "Item 1. Business," and this Item 6.

ITEM 6A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars, or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2008 and 2009. The weighted average interest rate on our $189.8 million of variable interest debt as of December 31, 2008 was approximately 4.17%. The weighted average interest rate on our $141.1 million of variable interest debt as of December 31, 2009 was approximately 3.13%.

        We had total interest expense of $11.1 million, $11.2 million, and $6.2 million for the years ended December 31, 2007, 2008, and 2009, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $1.4 million in 2007, $3.4 million in 2008, and $3.0 million in 2009.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may, from time to time, elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2008 and 2009.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing our net assets at December 31, 2008 and 2009 by approximately $2.6 million and $1.9 million, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 5, 2010

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets

December 31, 2008 and December 31, 2009

(in thousands, except per share data)

	2008	2009
Assets
Current assets
Cash and cash equivalents	$16,017	$38,189
Advances and fees receivable, net	220,115	204,234
Deferred income taxes	13,008	19,145
Other current assets	15,721	17,383

Total current assets	264,861	278,951
Restricted cash	4,633	4,366
Property and equipment, net	46,091	31,839
Goodwill	126,661	127,031
Other assets	4,764	3,964

Total assets	$447,010	$446,151

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,977	$13,562
Accrued liabilities	33,917	31,432
Income taxes payable	1,625	11,400
Accrual for third-party lender losses	3,960	4,528
Current portion of long-term debt	545	851

Total current liabilities	54,024	61,773
Revolving credit facility	189,817	141,058
Long-term debt	4,590	4,367
Deferred income taxes	22,311	23,349
Deferred revenue	4,791	2,717
Other liabilities	218	274

Total liabilities	275,751	233,538

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,087 and 61,614 outstanding as of December 31, 2008 and 2009, respectively	968	968
Paid in capital	288,635	290,146
Retained earnings	143,961	182,765
Accumulated other comprehensive loss	(2,585)	(1,934)
Common stock in treasury (35,734 and 35,207 shares at cost at December 31, 2008 and 2009, respectively)	(259,720)	(259,332)

Total stockholders' equity	171,259	212,613

Total liabilities and stockholders' equity	$447,010	$446,151

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income

Years Ended December 31, 2007, 2008, and 2009

(in thousands, except per share data)

	2007	2008	2009
Total revenues	$709,557	$676,436	$647,676

Center Expenses:
Salaries and related payroll costs	199,416	196,951	185,599
Provision for doubtful accounts	140,245	135,857	124,575
Occupancy costs	96,847	100,315	94,370
Center depreciation expense	17,200	16,698	13,174
Advertising expense	26,770	20,304	22,232
Other center expenses	59,340	48,652	45,606

Total center expenses	539,818	518,777	485,556

Center gross profit	169,739	157,659	162,120
Corporate and Other Expenses (Income):
General and administrative expenses	59,125	68,291	55,363
General and administrative expenses with related parties	285	277	1,163
Legal settlements	—	1,950	6,427
Corporate depreciation expense	3,162	3,033	2,714
Interest expense	11,059	11,188	6,241
Interest income	(317)	(128)	(238)
(Gain)/loss on disposal of property and equipment	3,189	551	(50)
Loss on impairment of assets	314	486	2,987

Income before income taxes	92,922	72,011	87,513
Income tax expense	37,831	33,540	33,310

Income before income of consolidated variable interest entity	55,091	38,471	54,203
Income of consolidated variable interest entity	(706)	—	—

Net income	$54,385	$38,471	$54,203

Net income per common share:
Basic	$0.70	$0.60	$0.89
Diluted	$0.70	$0.60	$0.88
Dividends declared per common share	$0.50	$0.44	$0.25
Weighted average number of shares outstanding:
Basic	77,923	64,233	60,868
Diluted	77,935	64,233	61,667

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2007, 2008, and 2009

(in thousands, except per share data)

	Common Stock					Common Stock In Treasury
					Accumulated Other Comprehensive Loss
		Par Value	Paid In Capital	Retained Earnings
	Shares					Shares	Amount	Total
Balances, December 31, 2006	96,821	$968	$285,382	$118,258	$—	(17,287)	$(104,711)	$299,897
Comprehensive income:
Net income	—	—	—	54,385	—	—	—	54,385
Foreign currency translation	—	—	—	—	(75)	—	—	(75)

Total comprehensive income								54,310
Dividends paid ($0.50 per share)	—	—	—	(38,839)	—	—	—	(38,839)
Dividends payable	—	—	—	(15)	—	—	—	(15)
Purchases of treasury stock	—	—	—	—	—	(6,513)	(67,016)	(67,016)
Issuance of restricted stock	—	—	—	—	—	40	—	—
Forfeitures of restricted stock	—	—	383	—	—	(121)	(383)	—
Vesting of restricted stock issued from treasury stock	—	—	(676)	—	—	—	676	—
Amortization of restricted stock	—	—	948	—	—	—	—	948
Stock option expense	—	—	907	—	—	—	—	907
Issuance of common stock to director in lieu of cash	—	—	55	—	—	7	44	99

Balances, December 31, 2007	96,821	968	286,999	133,789	(75)	(23,874)	(171,390)	250,291
Comprehensive income:
Net income	—	—	—	38,471	—	—	—	38,471
Foreign currency translation	—	—	—	—	(2,510)	—	—	(2,510)

Total comprehensive income								35,961
Dividends paid ($0.44 per share)	—	—	—	(28,251)	—	—	—	(28,251)
Dividends payable	—	—	—	(48)	—	—	—	(48)
Purchases of treasury stock	—	—	—	—	—	(11,922)	(88,962)	(88,962)
Issuance of restricted stock	—	—	—	—	—	42	—	—
Vesting of restricted stock issued from treasury stock	—	—	(490)	—	—	—	490	—
Amortization of restricted stock	—	—	862	—	—	—	—	862
Stock option expense	—	—	1,309	—	—	—	—	1,309
Issuance of common stock to director in lieu of cash	—	—	(45)	—	—	20	142	97

Balances, December 31, 2008	96,821	968	288,635	143,961	(2,585)	(35,734)	(259,720)	171,259
Comprehensive income:
Net income	—	—	—	54,203	—	—	—	54,203
Foreign currency translation	—	—	—	—	651	—	—	651

Total comprehensive income								54,854
Dividends paid ($0.25 per share)	—	—	—	(15,296)	—	—	—	(15,296)
Dividends payable	—	—	—	(103)	—	—	—	(103)
Purchases of treasury stock	—	—	—	—	—	(17)	(76)	(76)
Issuance of restricted stock	—	—	—	—	—	570	—	—
Vesting of restricted stock issued from treasury stock	—	—	(433)	—	—	—	433	—
Forfeitures of restricted stock	—	—	—	—	—	(30)	—	—
Amortization of restricted stock	—	—	759	—	—	—	—	759
Stock option expense	—	—	1,209	—	—	—	—	1,209
Issuance of common stock to director in lieu of cash	—	—	(24)	—	—	4	31	7

Balances, December 31, 2009	96,821	$968	$290,146	$182,765	$(1,934)	(35,207)	$(259,332)	$212,613

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2008, and 2009

(in thousands)

	2007	2008	2009
Cash flows from operating activities
Net income	$54,385	$38,471	$54,203
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Income of consolidated variable interest entity	706	—	—
Depreciation and amortization	20,362	19,781	15,925
Non-cash interest expense	1,009	704	647
Provisions for doubtful accounts	140,245	135,857	124,575
Deferred income taxes	5,126	2,411	(5,099)
(Gain)/loss on disposal of property and equipment	3,189	551	(50)
Loss on impairment of assets	314	486	2,987
Amortization of restricted stock	948	862	759
Stock option expense	907	1,309	1,209
Common stock issued to director in lieu of cash	99	97	7
Changes in operating assets and liabilities
Fees receivable, net	(27,821)	(19,060)	(19,038)
Other current assets	(1,583)	(2,453)	(1,647)
Other assets	511	162	168
Accounts payable	2,039	(1,672)	2,353
Accrued liabilities	(957)	2,305	(2,613)
Deferred revenue	—	4,791	(2,074)
Income taxes payable	(14,983)	1,625	9,775

Net cash provided by operating activities	184,496	186,227	182,087

Cash flows from investing activities
Changes in advances receivable	(91,178)	(116,317)	(88,868)
Changes in restricted cash	(255)	1,068	267
Acquisitions of business, net of cash acquired	(5,128)	(769)	—
Proceeds from sale of property and equipment	36	74	446
Purchases of property and equipment	(16,691)	(9,730)	(4,846)

Net cash used in investing activities	(113,216)	(125,674)	(93,001)

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2007, 2008, and 2009

(in thousands)

	2007	2008	2009
Cash flows from financing activities
(Payments on)/Proceeds from revolving credit facility, net	37,467	47,515	(48,759)
Decrease in non-controlling interest of variable interest entity	(33,246)	—	—
Payments on mortgage payable	(384)	(413)	(444)
Payments on long-term debt	(51)	—	—
Payments on note payable	(153)	(130)	(224)
Proceeds from note payable	—	—	751
Payments of financing costs	(150)	(1,622)	—
Purchases of treasury stock	(67,016)	(88,962)	(76)
Payments of dividends	(38,839)	(28,251)	(15,296)
Changes in book overdrafts	(7,938)	(301)	(2,836)

Net cash used in financing activities	(110,310)	(72,164)	(66,884)

Effect of exchange rate changes on cash and cash equivalents	36	(623)	(30)

Net increase (decrease) in cash and cash equivalents	(38,994)	(12,234)	22,172
Cash and cash equivalents, beginning of period	67,245	28,251	16,017

Cash and cash equivalents, end of period	$28,251	$16,017	$38,189

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,896	$10,530	$5,849
Income taxes	49,545	28,665	30,799
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	966	99	72
Restricted stock dividends payable	15	48	103
Net assets acquired through acquisitions of business	740	61	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation, and Description of Business

        The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company"). For the year ended December 31, 2007, the Company's consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary—see Note 16. All significant intercompany balances and transactions have been eliminated.

        At December 31, 2009, the Company operated 2,553 centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash") and 21 centers in the United Kingdom and 13 centers in Canada under the brand name National Cash. In each jurisdiction, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit service organization, and other state laws whereby advances are made directly to customers. The Company's operations in the United Kingdom are conducted in accordance with applicable English law. The Company's operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2008 and 2009. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements, or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $250,000 are not insured by the FDIC.

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

        In Virginia, the Company offers a line of credit product with a 25-day billing cycle. Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date. Revenue for this product is recorded when fees and interest are charged to the customer's account and therefore revenue is not recognized on a ratable basis.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

        The Company has entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Advances and Fees Receivable, Net

        The Company segregates its accounts receivable into advances receivable, fees and interest receivable, returned item receivables, and other receivables. Advances receivable and fees and interest receivable include advances that have not been repaid. Returned item receivables include advances for which the customer's personal check has been deposited and the check has been returned due to non-sufficient funds in the customers' accounts, closed accounts, or other reasons. Other receivables primarily include miscellaneous receivables. Advances and fees receivable, net, do not include the advances and interest receivable for loans processed by the Company for the current third-party lender in Texas since these loans are owned by the third-party lender. Advances and fees and interest receivable are carried at cost less unearned revenues and the allowance for doubtful accounts.

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        The allowance for doubtful accounts represents management's estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company's balance sheet. The accrual for third-party lender losses represents management's estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 16) and is recorded as a current liability on the Company's balance sheet.

        The allowance for doubtful accounts and the accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management's judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, relative mix of new centers within a state, and other relevant factors are also evaluated to determine whether the results from the analytical models should be revised.

        The Company has charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts and credited any subsequent recoveries (including sales of debt) to the allowance for doubtful accounts.

        Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer's check was returned, the Automated Clearing House ("ACH") was rejected by the customer's bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our line of credit and installment loan products. Unpaid advances, installment loans, or lines of credit customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

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

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company recorded in 2007 an impairment of assets expense of approximately $0.3 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2008 an impairment of assets expense of approximately $0.5 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2009 an impairment of assets expense of approximately $3.0 million to write off the undepreciated costs of underperforming centers identified for future closure.

        The Company accounts for internally developed software costs in accordance with Accounting Standards Codification ("ASC") 350-40, "Internal Use Software", which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalizes internal use software if that software meets the following criteria:

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

Cash Overdrafts

        The Company has included in accounts payable book overdrafts of $5.2 million and $2.4 million at December 31, 2008 and 2009, respectively.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

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

Concentration of Risk

        During the year ended December 31, 2009, the Company operated in 33 states in the United States. For the years ended December 31, 2007, 2008, and 2009, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 47%, 48%, and 48%, respectively, of the Company's total revenues. The states that represent the Company's five largest states (measured by total revenues) change from time to time.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

Derivative and Hedging Activities

        The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for speculative or trading purposes. The Company had no derivative financial instruments outstanding as of December 31, 2008 and 2009.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. At December 31, 2007, 2008, and 2009, 22,277, 241,363, and 172,268, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At December 31, 2007, 2008, and 2009, options to purchase 1,230,000, 1,582,500, and 1,555,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	77,923	64,233	60,868
Effect of dilutive unvested restricted stock	10	—	433
Effect of dilutive outstanding stock options	2	—	366

Weighted average number of common shares outstanding—diluted	77,935	64,233	61,667

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

        Under the Company's stock-based compensation plans, the Company has granted shares of restricted stock and options to purchase the Company's common stock. In 2004, the Company adopted ASC 718, "Stock Compensation". As required by ASC 718, the Company uses the fair value method of

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

accounting for compensation cost for its restricted stock and stock options. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and is being recognized over each award's respective service period. See Note 11 for the impact of these stock-based compensation plans on the Company's results of operations and financial condition as well as other disclosures required by ASC 718.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Actual results could differ from these estimates. Significant estimates include the determination of the allowance for doubtful accounts, accrual for third-party lender losses, accounting for income taxes, self-insurance accruals for workers' compensation, and fair value of goodwill under required impairment analysis.

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

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including cash and cash equivalents, advances, and fees receivable, the carrying amounts approximate fair value due to their short maturities.

Treasury Stock

        The Company's Board of Directors periodically authorizes the repurchase of common stock. The Company's repurchases of shares of common stock are recorded as "Common stock in treasury" and result in a reduction of stockholders' equity. When treasury shares are reissued, the Company uses an average cost method. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to paid in capital. Losses on sales of treasury stock are charged to additional paid in capital to the extent that previous net "gains" from sales or retirements are included therein, otherwise to retained earnings.

Business Segment

        ASC 280, "Segment Reporting" established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

group, in deciding how to allocate resources and in assessing performance. For purposes of disclosure required by ASC 280, the Company operates in one segment, retail financial services.

Foreign Currency Translation and Transactions

        The Company operates centers in the United Kingdom and Canada. The financial statements of these foreign businesses have been translated into United States dollars. All balance sheet accounts were translated at the respective current exchange rate as of the balance sheet date and all income statement accounts were translated at the respective average exchange rate for the period. The resulting translation adjustments, as well as exchange rate gains and losses on intercompany balances of a long-term investment nature, are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses. Accumulated other comprehensive loss of $75,000 at December 31, 2007 consisted of approximately $124,000 of foreign currency translation adjustments, net of related tax of $49,000. Accumulated other comprehensive loss of $2.6 million at December 31, 2008 consisted of approximately $2.7 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million. Accumulated other comprehensive loss of $1.9 million at December 31, 2009 consisted of approximately $2.0 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million.

Litigation Accrual

        In view of the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company cannot state with confidence what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be, what the eventual loss, fines or penalties related to each pending matter may be, or the extent to which such amounts may be recoverable under the Company's insurance policies.

        In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In some of the matters described in Note 12, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Note 12, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company's results of operations for any particular reporting period.

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 105-10-05, "Generally Accepted Accounting Principles" ("ASC 105-10-05"), which establishes the Accounting Standards Codification ("Codification" or "ASC") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

        The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on changes to the Codification.

        The ASC is not intended to change GAAP but does change the way the guidance is organized and presented. The adoption of ASC 105-10-05 had no impact on the Company's financial position or results of operations.

        In December 2007, the FASB issued ASC 805-10-65, "Business Combinations" ("ASC 805-10-65"). ASC 805-10-65 modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, ASC 805-10-65 requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. ASC 805-10-65 also modifies the accounting for certain acquired income tax assets and liabilities. ASC 805-10-65 is effective for acquisitions consummated on or after January 1, 2009. The adoption of ASC 805-10-65 did not have a material impact on the Company's financial position or results of operations.

        In December 2007, the FASB issued ASC 810-10-65 ("ASC 810-10-65"), "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51", which establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810-10-65 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10-65 did not have a material impact on the Company's financial position or results of operations.

        In April 2009, the FASB issued ASC 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments" ("ASC 825-10-65"). ASC 825-10-65 amends the disclosure requirements in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", and APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about the fair value of financial instruments, including disclosure of the method and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. The Company has adopted the disclosure requirements of ASC 825-10-65, with no material impact on the Company's financial position or results of operations.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

1. Description of Business and Significant Accounting Policies (Continued)

        In May 2009, the FASB issued ASC 855-10-05 through ASC 855-10-55, "Subsequent Events" (collectively, ASC "855-10"), which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855-10-25, "Recognition," requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 during the second quarter of 2009, and its application had no material impact on the Company's financial position or results of operations. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

        In June 2009, the FASB issued ASC 810-30, "Variable Interest Entities." ASC 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's performance. ASC 810-30 will be effective for a reporting entity's first fiscal year beginning after November 15, 2009. Management does not presently believe ASC-810-30 will have a material impact on the Company's financial position or results of operations.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation. Legal settlements have previously been included in the accompanying consolidated statements of income in general and administrative expense but are now included in a separate line item for all periods presented.

2. Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2009, the Company operated in 32 states because the Company believes it is attractive to operate in those states, due to specific legislation that enables it to offer economically viable products.

        The Company does not currently conduct business in the remaining states or in the District of Columbia because the Company does not believe it is currently economically attractive to offer its current products and services in these jurisdictions due to specific legislative restrictions such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, the Company may open centers in any of these states or the District of Columbia if the Company believes doing so may become economically attractive because of a change in those variables. Despite the lack of specific laws, other laws may permit the Company to offer products and services in these states.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

2. Regulatory Requirements (Continued)

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

        State statutes authorizing our products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules. In addition, when the staff of state regulatory bodies change, it is possible that the interpretations of applicable laws and regulations may also change.

        The Company's centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting business in the state as a provider of cash advances or similar short-term consumer credit.

        Although states provide the primary regulatory framework under which the Company offers cash advance services, certain federal laws also impact the business. The Company's cash advance services are subject to federal laws and regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

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

        Additionally, various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2002 and 2009, bills were introduced in Congress that would have placed a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cent-per-dollar borrowed ($.15/$1.00) cap on fees for cash advances, banned rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and required us to offer an extended payment plan that

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

2. Regulatory Requirements (Continued)

severely restricts our cash advance product. Recently, other bills have been introduced to create a federal Consumer Finance Protection Agency ("CFPA"), which would regulate and impose restrictions on a variety of consumer finance transactions.

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

        Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans.

3. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2008	2009
Advances receivable	$215,577	$200,110
Fees and interest receivable	33,633	34,497
Returned items receivable	42,996	36,255
Other	3,751	6,112
Allowance for doubtful accounts	(59,441)	(53,031)
Unearned revenues	(16,401)	(19,709)

Advances and fees receivable, net	$220,115	$204,234

4. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2007	2008	2009
Beginning balance	$57,396	$61,306	$59,441
Provision for doubtful accounts	140,245	136,484	124,007
Charge-offs	(165,716)	(162,932)	(153,881)
Recoveries	33,859	24,583	23,464
Transfer to accrual for third-party lender losses	(4,587)	—	—
Acquired	109	—	—

Ending balance	$61,306	$59,441	$53,031

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

4. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses (Continued)

        Changes in the accrual for third-party lender losses were as follows (in thousands):

	2007	2008	2009
Beginning balance	$—	$4,587	$3,960
Provision for doubtful accounts	4,587	(627)	568

Ending balance	$4,587	$3,960	$4,528

        The total changes in the allowance for doubtful accounts, and the accrual for third-party lender losses were as follows (in thousands):

	2007	2008	2009
Beginning balance	$57,396	$65,893	$63,401
Provision for doubtful accounts	140,245	135,857	124,575
Charge-offs	(165,716)	(162,932)	(153,881)
Recoveries	33,859	24,583	23,464
Acquired	109	—	—

Ending balance	$65,893	$63,401	$57,559

5. Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31, 2008	December 31, 2009
Prepaid rent	$6,745	$6,287
Prepaid income taxes	1,568	3,637
Prepaid insurance	2,848	2,874
Prepaid taxes and licenses	1,430	1,558
Prepaid workers compensation loss fund	321	346
Other	2,809	2,681

Total	$15,721	$17,383

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

6. Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	2008	2009
Land and land improvements	$1,479	$1,479
Leasehold improvements	50,086	44,018
Office furniture and equipment	80,884	78,010
Software	11,101	11,858
Building	5,293	5,293
Aircraft	2,790	2,790
Construction in progress	771	585

Property and equipment	152,404	144,033
Less accumulated depreciation	(106,313)	(112,194)

Property and equipment, net	$46,091	$31,839

7. Goodwill

        Goodwill represents the excess cost over the fair value of assets acquired. During the year ended December 31, 2009 the Company made no acquisitions. During the year ended December 31, 2008, the Company completed two acquisitions in the United Kingdom consisting of a total of two centers for an aggregate purchase price, including transaction-related costs, of approximately $0.8 million in cash and an increase in goodwill of approximately $0.7 million. During the year ended December 31, 2007, the Company completed four acquisitions in the United Kingdom consisting of a total of 12 centers and 85 limited licensees for an aggregate purchase price, including transaction-related costs, of approximately $5.5 million in cash and an increase in goodwill of approximately $4.7 million.

        The Company tests its goodwill for impairment annually as of September 30, or if there is a significant change in the business environment. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company, considers current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. The results of the 2007, 2008, and 2009 tests indicated there was no impairment.

        The Company has approximately $4.4 million of goodwill in its United Kingdom operations. As of December 31, 2009, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level. The Company's expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

7. Goodwill (Continued)

operations continue to generate negative cash flow and do not break-even an impairment charge related to its goodwill is possible.

8. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2008	2009
Employee compensation	$13,533	$9,191
Legal fines and settlements	2,600	6,666
Workers' compensation	4,851	4,996
Straight-line rent accrual	3,011	2,142
Deferred revenue	1,830	1,709
Center closing costs	871	817
Advertising	584	770
Legal fees	1,128	547
Accounting and tax	1,158	528
Property, sales and franchise taxes	558	519
Construction in progress	99	72
Severance	374	41
Other	3,320	3,434

Total	$33,917	$31,432

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

        The credit facility is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at December 31, 2009.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

9. Revolving Credit Facility and Long-Term Debt (Continued)

        In general, the Company's borrowings under the revolving credit facility bear interest, at the Company's option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company's total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company's total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company's total leverage ratio. As of December 31, 2009, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

        As of December 31, 2009, the Company had $141.1 million outstanding on the revolving portion of the credit facility and $1.4 million of letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

        In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs during the year ended December 31, 2008 that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

        The weighted average interest rate was 4.17% and 3.13% at December 31, 2008 and 2009, respectively.

        Total commitment fees paid were $1.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2007, 2008, and 2009, respectively.

        The carrying value of the credit facility approximated its fair value at December 31, 2008 and 2009.

Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	2008	2009
Mortgage payable	$5,034	$4,590
Note payable	101	628

Total long-term debt	5,135	5,218
Less current portion	(545)	(851)

Long-term debt	$4,590	4,367

        The Company owns its headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements, and building) was $4.7 million and $4.6 million at December 31, 2008 and 2009, respectively.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

9. Revolving Credit Facility and Long-Term Debt (Continued)

        The increase in the note payable during the year ended December 31, 2009 relates to the purchase of additional software and equipment during the fourth quarter of 2009.

        The fair value of the long-term debt is estimated using a discounted cash flow analysis and was approximately $5.8 million and $5.9 million at December 31, 2008 and 2009, respectively.

        Interest expense consisted of the following (in thousands):

	2007	2008	2009
Interest expense:
Mortgage payable	$411	$382	$351
Credit facility	7,012	10,076	5,190
Amortization of deferred financing costs	1,009	704	647
Interest expense of consolidated variable interest entity	2,517	—	—
Other	110	26	53

Total interest expense	$11,059	$11,188	$6,241

        Revolving credit facility and long-term debt maturities for the next five years and thereafter are (in thousands):

2010	$851
2011	767
2012	552
2013	141,652
2014	639
Thereafter	1,815

Total	$146,276

10. Income Taxes

        Income tax expense consisted of the following (in thousands):

	2007	2008	2009
Current
Federal	$25,915	$27,606	$36,536
State	6,743	3,416	1,968

	32,658	31,022	38,504
Deferred	5,173	2,518	(5,194)

Total	$37,831	$33,540	$33,310

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

10. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2007	2008	2009
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net	4.3	4.6	2.2
Nondeductible Lobbying Expense	—	5.1	1.8
Other	1.4	1.9	(.9)

Effective income tax rate	40.7%	46.6%	38.1%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2008	2009
Deferred tax assets
Accrued expenses	$8,008	$12,187
Bad debts	5,230	8,094
Net operating loss carryforwards	2,247	3,641
State credit carryforwards	1,495	1,663
Other	439	620
Valuation allowance	(1,556)	(3,436)

Total deferred tax assets	15,863	22,769

Deferred tax liabilities
Goodwill	(19,176)	(22,166)
Depreciation	(4,000)	(2,655)
Prepaid expenses	(1,334)	(1,494)
Book versus tax basis difference for aircraft	(656)	(658)

Total deferred tax liabilities	(25,166)	(26,973)

Net deferred tax liability	$(9,303)	$(4,204)

        As of December 31, 2008 and 2009, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $1.1 million and $0.9 million, respectively, which will begin to expire in 2014. A valuation allowance of $0.8 million has been recorded at December 31, 2009 because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2008 and 2009, the Company had credit carryforwards for state income tax purposes totaling approximately $1.5 million and $1.7 million, respectively, which will begin to expire in 2011. Additionally, as of December 31, 2008 and 2009, the Company had foreign net operating losses in the United Kingdom and Canada totaling approximately $1.1 million and $2.7 million, respectively. A full valuation allowance has been recorded at December 31, 2008 and 2009 because management believes it is more likely than not that the entire deferred tax asset related to the foreign net operating loss carryforwards will not be realized.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

10. Income Taxes (Continued)

        The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 "Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted FASB ASC 740-10 "Income Taxes" (Prior authoritative literature: FASB interpretation No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement 109) on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2008 and December 31, 2009, the Company had $0.0 million and $0.7 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $0.0 million and $0.7 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2009	$—
Gross increases for tax positions of prior years	605
Gross increases for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2009	$605

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009, the Company had approximately $90,000 accrued for gross interest. The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

        The Company is subject to U.S. income taxes, as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period. The income tax returns for the years 2005 through 2008 are under examination by a state tax authority which has completed its examinations and issued a proposed assessment for tax years 2005 through 2008. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $0.7 million in 2009. At this time, it is too early to predict the final outcome on this tax

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

10. Income Taxes (Continued)

issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $42,000 per year for interest.

11. Stock-Based Compensation Plans

        In 2004, the Company adopted ASC 718 "Stock Compensation". Accordingly, the Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

        Restricted stock grants under the Company's stock-based compensation plans generally vest in equal annual installments over three, five, or eight years from the date of grant. Stock option grants under the Company's stock-based compensation plans are generally exercisable in equal annual installments over three, five, or eight years from the date of grant and generally expire ten years after the date of grant.

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

  •
  Expected dividends—The Company used its historic dividend yield as an estimate for its expected dividend yield as of the 2007 and 2008 stock option grant date. The Company assumed this

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

11. Stock-Based Compensation Plans (Continued)

    dividend yield was continuous over the life of the option in its Black-Scholes option pricing model. For the 2009 stock option grants, the Company used its current dividend rate of $0.0625 per share per quarter and assumed discreet quarterly dividend dates consistent with past practices over the life of the options.

  •
  Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

        To estimate each stock option's weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the years ended December 31, 2007, 2008, and 2009:

	2007	2008	2009
Expected term (years)	4.95	5.42	2.00
Expected volatility	46%	48%	66%
Expected dividends (yield)	3.5%	4.1%	21.9%
Risk-free rate	3.91%	2.93%	1.03%

        The weighted-average grant-date fair values of options granted during the years ended December 31, 2007, 2008, and 2009 were $3.51 per option, $2.70 per option, and $0.12 per option, respectively, and are being expensed ratably over each award's respective vesting period.

        The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2009 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	2,074,500	853,498
Range of exercise prices	$1.14-$14.70	$8.48-$14.70
Weighted-average exercise price	$9.18	$12.44
Aggregate intrinsic value (in thousands)	$—	$—
Weighted-average remaining contractual term (years)	7.18	6.37

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

11. Stock-Based Compensation Plans (Continued)

        A summary of the Company's authorized and available shares, activity, and the weighted average stock option exercise prices under its stock based compensation plans follows:

		Outstanding
	Authorized	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
Outstanding at December 31, 2006	5,200,000	589,044	1,280,000	3,330,956	$12.61
Authorized	—	—	—	—	—
Granted	—	40,000	457,500	(497,500)	10.69
Exercised	—	—	—	—	—
Canceled	—	(121,056)	(260,000)	381,056	12.21

Outstanding at December 31, 2007	5,200,000	507,988	1,477,500	3,214,512	12.08
Authorized	—	—	—	—	—
Granted	—	42,000	152,500	(194,500)	8.52
Exercised	—	—	—	—	—
Canceled	—	—	(47,500)	47,500	9.88

Outstanding at December 31, 2008	5,200,000	549,988	1,582,500	3,067,512	11.81
Authorized	—	—	—	—	—
Granted	—	570,476	539,500	(1,109,976)	1.14
Exercised	—	—	—	—	—
Canceled	—	(73,791)	(47,500)	121,291	5.46

Outstanding at December 31, 2009	5,200,000	1,046,673	2,074,500	2,078,827	$9.18

        A summary of the Company's restricted stock activity and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2006	420,800	$12.99
Granted	40,000	11.67
Vested	(73,077)	13.10
Forfeited	(121,056)	14.44

Nonvested at December 31, 2007	266,667	12.10
Granted	42,000	8.65
Vested	(67,304)	12.28
Forfeited	—	—

Nonvested at December 31, 2008	241,363	10.30
Granted	570,476	1.18
Vested	(59,095)	11.74
Forfeited	(30,001)	4.95

Nonvested at December 31, 2009	722,743	$3.10

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

11. Stock-Based Compensation Plans (Continued)

        The total grant date fair value of restricted shares vested during the years ended December 31, 2007, 2008, and 2009 was approximately $1.0 million, $0.8 million, and $0.7 million, respectively, and the total market value of these shares on the dates vested was approximately $0.7 million, $0.2 million, and $0.2 million, respectively.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2007, 2008, and 2009 follows (in thousands):

	2007	2008	2009
Restricted stock	$948	$862	$759
Stock options	907	1,309	1,209

Total stock-based compensation expense	$1,855	$2,171	$1,968

        As of December 31, 2009, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $4.8 million. The weighted average period over which this expense is expected to be recognized is approximately 3.2 years.

12. Commitments and Contingencies

        The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and those matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by certain of its current or former officers and directors in responding to inquiries, or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of December 31, 2009.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act, and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleged that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and sought compensatory damages in an amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present which could total approximately $21.4 million for deferred presentment transactions made during that time or approximately $87 million in damages for all transactions originated, processed, and serviced during

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees, and costs.

        On September 23, 2009, the Company and the class representatives entered into a settlement agreement in connection with the litigation. Pursuant to the terms of the settlement agreement, the case has been dismissed and we have been released from any and all claims and liability in connection with deferred presentment transactions entered into in Arkansas pursuant to the Arkansas Check Casher's Act. The settlement agreement does not involve an admission of wrongdoing or liability. The court has approved the settlement agreement and the settlement has become final and the case has been dismissed pending any appeals made prior to March 22, 2010.

        The Company took a charge against earnings during the year ended December 31, 2009 of approximately $5.7 million to cover the estimated costs of settlement.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition and seeks an order requiring Defendants to disgorge and/or make restitution of all amounts obtained as a result of their allegedly illegal conduct and pay three times the amount of damages the class members actually incurred, the loan principal, reasonable attorney's fees and costs of suit, and injunctive relief and punitive damages. The parties are engaged in discovery.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company and the Company's subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims, the substituted named plaintiff, and the Company has appealed this decision.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

The allegations, relief sought, and the Company's defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. A hearing before the Florida Supreme Court on the issue of arbitration is expected to be scheduled in the fourth quarter of 2010.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against the Company's Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and class action waiver in the Company's subsidiary's customer loan agreements are unconscionable, that the Company's subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, a declaratory judgment that the arbitration clause and class action waiver is unconscionable, and injunctive relief.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company's Board of Directors and the Company's former Chief Executive Officer, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" of the cash advances it offered. The lawsuit also claims that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, the return of any interest or fees associated with those advances, treble damages, attorneys' fees, and other unspecified costs. The Company sought to enforce the arbitration provisions in the customer agreements in June 2009, the trial court granted class certification and ruled that the arbitration clause is unenforceable. The Company is appealing this ruling.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Company has appealed the Commissioner's order to the Superior Court of North Carolina.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of the Company's Choice Line of Credit required the Company to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff and the Company as a defendant. The amended complaint also seeks to perfect a claim for alleged violations of the state's usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which, under certain circumstances, could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys' fees and costs. The matter is proceeding before the trial court.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys' fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal has been stayed, pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp., which is a case involving the enforceability of arbitration clauses.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company's Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

Services Act. The complaint alleges that BankWest Inc. was not the "true lender" and that the Company's Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal has been stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp.

  Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

        On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company's subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., and other unrelated lenders and banks. The complaint alleged that the practices of the Company's subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint sought certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeated allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action's proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement. The case against the Company's Pennsylvania subsidiary was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases.

  Class Actions Against South Carolina Subsidiary

        Eight separate putative class actions have been filed in South Carolina against the Company's subsidiary Advance America, Cash Advance Centers of South Carolina, Inc. and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 (collectively the "South Carolina Claimants"). The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys' fees and costs. Each of the lawsuits have been joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including the Company, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. The Company incurred a charge of approximately $0.9 million to cover the estimated costs of that settlement.

  Other Matters

        The Company is also involved in other litigation and administrative proceedings that are incidental to its business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

SEC Investigation

        On July 22, 2009, the Company was informed that Kenneth E. Compton, its President and Chief Executive Officer, received a "Wells Notice" from the staff of the United States Securities and Exchange Commission (the "SEC"). The Company understands that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling Company stock during 2007. The Company did not receive a Wells Notice and does not believe it is a subject of this investigation; however, the Company is obligated to advance expenses incurred by Mr. Compton in connection with this matter.

Changes in Legislation

  Ohio Legislation

        On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than the Company's former cash advance product and, as a result, the Company has closed some of its centers in Ohio. In the third quarter of 2009, the Company began offering cash advances pursuant to the Ohio Second Mortgage Act.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

        During the year ended December 31, 2009, the Company closed 63 centers in Ohio and scheduled four centers for closure in 2010. The estimated cost to close these centers, including an impairment charge of approximately $1.0 million, is approximately $ 2.3 million, of which $2.1 million was recognized in the year ended December 31, 2009. For the year ended December 31, 2009, these amounts are included in the income statement as an increase in other center expenses of $1.0 million, a loss on impairment of fixed assets of $1.0 million, and an increase in center salaries and related payroll costs of $0.1 million.

  Virginia Legislation

        A Virginia law that went into effect in January 2009 has substantially changed the loan terms for cash advance services in Virginia, and severely restricted viable operations for short-term lenders. Since the law went into effect the Company continued to offer cash advances in Virginia, but in conformance with the new regulations and also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limits the Company' ability to offer the open-ended lines of credit product in Virginia effective March 1, 2010. As a result, the Company has decided to consolidate its centers in Virginia.

        During the year ended December 31, 2009, the Company closed 12 centers in Virginia and scheduled another 58 centers for closure in the first quarter of 2010. The Company anticipates the cost to close these centers, including an impairment charge of approximately $0.5 million, will range from $1.8 million to $4.1 million, of which $0.8 million was recognized in the year ended December 31, 2009. The remainder of the costs are expected to be recognized in year ended December 31, 2010. For the year ended December 31, 2009, these amounts are included in the income statement as an increase in other center expenses of $0.2 million, a loss on disposal of property and equipment of $0.1 million, and a loss on impairment of fixed assets of $0.5 million.

        If the Company closes all of its centers in Virginia the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets will range from $2.6 million to $7.1 million, and the collectability of advances and fees receivable in Virginia most likely would be impaired. As of December 31, 2009, the net advances and fees receivable balance in Virginia was approximately $12.3 million. At this time the Company is unable to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Virginia.

  Washington Legislation

        In the State of Washington, a law became effective on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of loans. The Company believes this law will negatively impact its revenue and profitability. The Company complied with the new law when it became effective on January 1, 2010. The Company may close or consolidate some or all of its centers in Washington if it does not continue to be economically viable to operate all of its centers.

        During the year ended December 31, 2009, the Company closed 11 centers in Washington and scheduled another nine centers for closure in 2010. The estimated cost to close these centers, including

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

an impairment charge of approximately $0.1 million, is approximately $0.4 million, of which $0.1 million was recognized in the year ended December 31, 2009. For the year ended December 31, 2009, these amounts are included in the income statement as a loss on impairment of fixed assets of $0.1 million.

        If the Company closes all of its centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.5 million to $9.0 million, and the collectibility of advances and fees receivable in Washington most likely would be impaired. As of December 31, 2009, the net advances and fees receivable balance in Washington was approximately $9.0 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Washington.

  South Carolina and Kentucky Legislation

        A new law in South Carolina became effective January 1, 2010 that will, among other things, implement a statewide database to monitor the number of loans made to customers within that state. We believe this law will negatively impact our revenue and profitability in South Carolina. Although we expect this law to have a negative impact on our operations in South Carolina, we expect our operations to remain economically viable in that state.

        A new law in Kentucky will become effective in the first half of 2010 that will, among other things, implement a statewide database to monitor the number of loans made to customers within that state. We believe this law will negatively impact our revenue and profitability in Kentucky. Although we expect this law to have a negative impact on our operations in Kentucky, we expect our operations to remain economically viable in that state.

Other Commitments and Contingencies

        The Company is self-insured for certain elements of its employee benefits, including workers' compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

        Substantially all center locations and certain office equipment are leased from third-party lessors under operating leases. Total rent expense in 2007, 2008, and 2009 was $66.5 million, $67.2 million, and $63.2 million, respectively. As of December 31, 2009, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2010	$58,949
2011	41,998
2012	24,435
2013	8,525
2014	1,985
Thereafter	824

Operating lease obligations	$136,716

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

12. Commitments and Contingencies (Continued)

        The Company enters into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of December 31, 2009, the Company's purchase obligations totaled approximately $8.2 million.

        At December 31, 2009, the Company had approximately $2.2 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

        Under the terms of the Company's agreement with its current third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers—see Note 16.

13. Related Party Transactions

        In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company's behalf in Illinois and Washington, D.C. Included in general and administrative expenses, for the year ended December 31, 2009, are payments of approximately $274,000 related to this consulting arrangement. In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three-year vesting period. During the year ended December 31, 2009, approximately $5,000 was included in general and administrative expense related to the amortization of this restricted stock grant.

        On July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company's current Chairman is a Member. Under the Aircraft Dry Lease, the Company may use Carabo's aircraft from time to time in exchange for one dollar, standard usage expenses, and the Company's fulfillment of its obligations under the Aircraft Dry Lease. For the year ended December 31, 2009, the Company paid Carabo Capital, LLC approximately $20,000 in operating expenses in connection with the use of this aircraft by the Company's Chairman for Company business.

        In addition, under a time-share arrangement, the Company's current Chairman and former Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's former Chairman and formerly owned, in part, by the Company's current Chairman. Included in accounts receivable at December 31, 2009 is approximately $4,000 net receivable related to this arrangement.

        The Company has entered into operating leases for aircraft hangar space and office space with companies controlled by or affiliated with the Company's former Chairman and members of his family. Additionally, companies controlled by the Company's current Chairman and/or former Chairman or in which they had ownership interests, provided pilots, fuel and other operating services for the Company's aircraft.

        The Company's former Chairman has a brother who is a partner of a law firm that provided the Company certain routine legal services during 2007, 2008, and 2009.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

13. Related Party Transactions (Continued)

        The Company pays rent of $350 per month for office space used by the Company's current Chairman at an office building owned by the Company's former Chairman.

        The Company incurred costs and expenses of approximately $640,000 for the year ended December 31, 2009, for the advancement of the expenses incurred by certain of the Company's officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the United States Securities and Exchange Commission ("SEC") into alleged insider trading by third parties in the Company's securities. These costs were incurred by the Company pursuant to indemnification agreements between the Company and certain officers and directors, which agreements require the Company to advance expenses, and may require the Company to indemnify those persons for damages, incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the "Wells Notice" issued by the SEC to the Company's Chief Executive Officer on July 22, 2009.

        Expenses related to all transactions with related parties consisted of the following (in thousands):

	2007	2008	2009
Aircraft	$183	$194	$168
Consulting	—	—	274
Center leases	53	5	—
Office and warehouse space leases	61	51	1
Legal	41	32	720

Total	$338	$282	$1,163

14. Capital Stock

        The Company's Amended and Restated Certificate of Incorporation authorizes 250 million shares of par value $.01 per share of common stock and 25 million shares of par value $.01 per share preferred stock. Each share of common stock is entitled to one vote.

        In July 2008, the Company completed the repurchase of its common stock under its stock repurchase program that the Company's Board of Directors approved on May 4, 2005, and twice extended, once on August 16, 2006, and again on February 13, 2008, for a total of $225.0 million in authorized repurchases. The following table provides certain information with respect to the stock purchased under the Company's approved stock repurchase program and stock surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan (in thousands).

	Year Ended December 31, 2007		Year Ended December 31, 2008		Year Ended December 31, 2009
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Stock Repurchase Program	6,502	$66,900	11,911	$88,915	—	$—
Omnibus Stock Plan	11	116	11	47	17	76

Total	6,513	$67,016	11,922	$88,962	17	$76

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

15. Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2009 and 2008 is presented below ($ in thousands, except per share data):

	2009
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$156,393	$150,124	$167,920	$173,239	$647,676
Total center expenses	111,994	125,464	124,642	123,456	485,556

Center gross profit	44,399	24,660	43,278	49,783	162,120
Total corporate and other expenses	18,683	15,975	22,562	17,387	74,607

Income before income taxes	25,716	8,685	20,716	32,396	87,513
Income tax expense	10,573	2,043	8,135	12,559	33,310

Net income	$15,143	$6,642	$12,581	$19,837	$54,203

Net income per common share
—basic	$0.25	$0.11	$0.21	$0.33	$0.89
—diluted	$0.25	$0.11	$0.20	$0.32	$0.88

	2008
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$165,456	$162,142	$173,861	$174,977	$676,436
Total center expenses	119,641	126,248	136,432	136,456	518,777

Center gross profit	45,815	35,894	37,429	38,521	157,659
Total corporate and other expenses	20,152	19,393	22,285	23,818	85,648

Income before income taxes	25,663	16,501	15,144	14,703	72,011
Income tax expense	10,859	7,227	6,689	8,765	33,540

Net income	$14,804	$9,274	$8,455	$5,938	$38,471

Net income per common share
—basic	$0.21	$0.14	$0.14	$0.10	$0.60
—diluted	$0.21	$0.14	$0.14	$0.10	$0.60

16. Transactions with Variable Interest Entities

        The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization ("CSO") under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement with an unaffiliated third-party lender in 2005. The agreement governed the terms by which the Company referred customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processed loan applications and committed to reimburse the lender for any loans or related fees that were not collected from such customers. During the fourth quarter of 2007, the Company terminated its agreement with this lender (the "former lender") and entered into a new agreement with another unaffiliated third-party lender (the

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

16. Transactions with Variable Interest Entities (Continued)

"current lender") with substantially similar terms and conditions as the CSO Agreement with the former lender.

        The Company had determined that the former lender was a variable interest entity ("VIE") under ASC 815-10-65 Variable Interest Entities" and had also determined that the Company was the primary beneficiary of this VIE. As a result, the Company consolidated the former lender into the Company's financial statements for the year ended December 31, 2007 (for the period in 2007 prior to the CSO Agreement termination date).

        The Company has determined that the current lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the current lender in 2008 or 2009.

        The impact of the consolidation of the former lender on the Company's consolidated statements of income for the year ended December 31, 2007 (for the period prior to the termination date) was to increase (decrease) the following income statement accounts as follows (in thousands):

2007
Total revenues	$3,508
Provision for doubtful accounts	(1,132)
Other center expenses	913
Interest expense	2,517
Income tax expense	504
Income of consolidated variable interest entity	706

        Under the terms of the Company's agreement with its current third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2008 and 2009, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $18.2 million and $19.7 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of the Company's economic exposure for losses related to the third-party lender's advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company's estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company's balance sheet at December 31, 2008 and 2009 was approximately $4.0 million and $4.5 million, respectively and was established on a basis similar to the allowance for doubtful accounts.

17. Loss on Impairment of Assets

        During the year ended December 31, 2009, the Company closed approximately 220 centers, including all of its 24 centers in New Hampshire, and identified approximately 100 other centers, including 58 in Virginia, for closure in 2010. The impairment charge related to these centers was approximately $3.0 million, which represents the write-down of the undepreciated costs of the fixed

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2008, and 2009

17. Loss on Impairment of Assets (Continued)

assets. The estimated cost to close these centers, including the impairment charge, is approximately $8.2 million to $11.3 million, of which approximately $6.7 million was recognized during the year ended December 31, 2009. These amounts are included in the income statement as a $3.2 million increase in other center expenses, $0.3 million in loss on disposal of property and equipment, $3.0 million in loss on impairment of assets, $0.4 million increase in center salaries and related payroll costs, and a decrease in occupancy cost of $0.2 million.

18. Subsequent Events

        On February 17, 2010, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 5, 2010, to stockholders of record on February 23, 2010.

        On February 17, 2010, the Company announced that it will be closing 58 of its 139 centers in Virginia due to the impact on profitability on the Company's centers resulting from recent changes in Virginia law. The Company estimates that the costs associated with consolidating its operations in Virginia will range from $1.5 to $3.8 million, and anticipates that the majority of these charges will be incurred during the first quarter of 2010. A charge of $0.5 million associated with these closings is included in the income statement as a loss on impairment of fixed assets for the year ended December 31, 2009.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Item 7. Financial Statements and Supplementary Data."

        Additionally, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, the Registrant's Chief Executive Officer filed a certificate with the NYSE on June 10, 2009 reporting that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards. The certifications of the President and Chief Executive Officer and the

Executive Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's disclosure in this 2009 Annual Report on Form 10-K, have been filed as exhibits 31(i)(A) and 31(i)(B) hereto.

ITEM 8B.    OTHER INFORMATION.

        None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

        Our executive officers, their ages at March 5, 2010, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Kenneth E. Compton	57	President and Chief Executive Officer
J. Patrick O'Shaughnessy	44	Executive Vice President and Chief Financial Officer

        Kenneth E. Compton has served as our President and Chief Executive Officer since August 26, 2005. From February 1992 to February 2005, Mr. Compton was President of the Global Automotive Group for Milliken & Company, an international textile and chemical manufacturer headquartered in Spartanburg, South Carolina. In this capacity, Mr. Compton was responsible for the management and operations of multiple manufacturing facilities worldwide. Prior to his role as President of the Global Automotive Group, Mr. Compton held various management positions within Milliken & Company.

        J. Patrick O'Shaughnessy has served as our Executive Vice President and Chief Financial Officer since August 2007. Prior to joining the Company, Mr. O'Shaughnessy worked as an investment banker focusing on financing and merger and acquisition transactions, with a concentration in the consumer and industrial services industries, most recently as a partner at Thomas Weisel Partners LLC ("Thomas Weisel"). Prior to joining Thomas Weisel, Mr. O'Shaughnessy spent much of his career at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and with Credit Suisse First Boston, where he remained after its acquisition of DLJ until 2002.

Other Information

        The information set forth under the captions "Election of our Board of Directors," "Principal Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" in the proxy statement for our 2010 annual meeting is incorporated herein by reference.

        We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. You can find our Code of Business Conduct and Ethics by going to the following website address: http://investors.advanceamerica.net and clicking "Code of Conduct." We will post on our website (http://www.advanceamerica.net) any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission ("SEC") or the New York Stock Exchange. You can also obtain a printed copy of any of the materials referred to above without charge by contacting us at the following address and requesting a copy:

Advance America, Cash Advance Centers, Inc. Attention: Corporate Secretary 135 North Church Street Spartanburg, South Carolina 29306 Telephone: 864-342-5600

ITEM 10.   EXECUTIVE COMPENSATION.

        Information contained under the captions "Executive and Director Compensation," "Compensation Committee Report" and "Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" in the proxy statement for our 2010 annual meeting is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Principal Stockholders" in the proxy statement for our 2010 annual meeting is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information set forth under the captions "Certain Transactions" and "Corporate Governance—Independent Directors" in the proxy statement for our 2010 annual meeting is incorporated herein by reference.

ITEM 13.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information contained under the caption "Appointment of Our Independent Registered Public Accounting Firm" in the proxy statement for our 2010 annual meeting is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The information required by this Item is included in "Item 7. Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto, included in "Item 7. Financial Statements and Supplementary Data."

(a)(3) Exhibits:

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2(a)	2004 Omnibus Stock Plan.
10.2(b)	Form of Restricted Stock Agreement.
10.2(c)	Form of Nonqualified Stock Option Agreement.
10.3	Form of Registration Rights Agreement.

10.4	Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.5	Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.
10.7	Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director's Fees.
10.8	Description of Compensation Arrangement for Non-executive Directors.
10.12	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton.
10.13	Description of 2007 Cash Bonus Arrangement for Named Executive Officers.
10.14	Separation Agreement and General Release between Advance America, Cash Advance Centers, Inc. and John I. Hill, dated as of August 28, 2007.
10.15	Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007.
10.16	Description of 2008 Cash Bonus Arrangement for Named Executive Officers.
10.17	Description of 2009 Cash Bonus Arrangement for Named Executive Officers.
10.18	Professional Services Agreement between Advance America, Cash Advance Centers, Inc. and Tony S. Colletti d/b/a Colletti & Associates dated February 19, 2009.
10.20	Description of 2010 Cash Bonus Arrangements for Named Executive Officers.

(b) Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Registration Statement, on Form S-1, Registration No. 333-118227 (the "IPO Registration Statement")).
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
10.2(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).
10.2(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).

Exhibit Number	Description
10.2(c)	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on November 3, 2005 (the "November 2005 8-K")).
10.3	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.6 to the IPO Registration Statement).
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
10.8
Description of Compensation Arrangement for Non-executive Directors (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on October 29, 2009).
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

Exhibit Number	Description
10.16	Description of 2008 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 20, 2008).
10.17
Description of 2009 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 25, 2009).
10.18
Professional Services Agreement between Advance America, Cash Advance Centers, Inc. and Tony S. Colletti d/b/a Colletti & Associates dated February 19, 2009 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on May 11, 2009).
10.19
Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Carabo Capital, LLC dated as of July 13, 2009 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on November 9, 2009)..
10.20
Description of 2010 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 19, 2010).
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

(c) Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2010.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ KENNETH E. COMPTON Kenneth E. Compton President and Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Chairman of the Board and Director	March 8, 2010
/s/ KENNETH E. COMPTON Kenneth E. Compton	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2010
/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 8, 2010
/s/ STEPHEN K. BENJAMIN Stephen K. Benjamin	Director	March 8, 2010
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	March 8, 2010
/s/ TONY S. COLLETTI Tony S. Colletti	Director	March 8, 2010
/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	March 8, 2010

Signature	Title	Date

/s/ DONOVAN A. LANGFORD, III Donovan A. Langford, III	Director	March 8, 2010
/s/ W. OLIN NISBET W. Olin Nisbet	Director	March 8, 2010