Form 10-Q
period 2010-03-31
Advance America, Cash Advance Centers, Inc.
filed 2010-05-10
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2010
Common Stock, par value $.01 per share	62,193,099 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months ended March 31, 2010

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information.

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2009 and March 31, 2010

(in thousands, except per share data)

	December 31, 2009	March 31, 2010
Assets
Current assets
Cash and cash equivalents	$38,189	$11,098
Advances and fees receivable, net	204,234	166,764
Deferred income taxes	19,145	19,145
Other current assets	17,383	20,532
Total current assets	278,951	217,539
Restricted cash	4,366	2,851
Property and equipment, net	31,839	29,289
Goodwill	127,031	126,812
Other assets	3,964	3,754
Total assets	$446,151	$380,245
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,562	$12,444
Accrued liabilities	31,432	31,426
Income taxes payable	11,400	5,032
Accrual for third-party lender losses	4,528	3,363
Current portion of long-term debt	851	863
Total current liabilities	61,773	53,128
Revolving credit facility	141,058	75,195
Long-term debt	4,367	4,116
Deferred income taxes	23,349	23,349
Deferred revenue	2,717	2,212
Other liabilities	274	262
Total liabilities	233,538	158,262
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,614 and 62,190 outstanding as of December 31, 2009 and March 31, 2010, respectively	968	968
Paid- in capital	290,146	289,152
Retained earnings	182,765	192,367
Accumulated other comprehensive loss	(1,934)	(2,413)
Common stock in treasury (35,207 and 34,631 shares at cost at December 31, 2009 and March 31, 2010, respectively)	(259,332)	(258,091)
Total stockholders’ equity	212,613	221,983
Total liabilities and stockholders’ equity	$446,151	$380,245

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months Ended March 31, 2009 and 2010

(in thousands, except per share data)

	2009	2010
Total Revenues	$156,393	$144,398
Center Expenses:
Salaries and related payroll costs	47,513	47,585
Provision for doubtful accounts	21,098	12,734
Occupancy costs	24,773	23,472
Center depreciation expense	3,723	2,696
Advertising expense	2,181	3,635
Other center expenses	12,706	11,511
Total center expenses	111,994	101,633
Center gross profit	44,399	42,765
Corporate and Other Expenses (Income):
General and administrative expenses	14,071	16,641
Legal Settlements	—	38
Corporate depreciation expense	688	690
Interest expense	1,699	1,177
Interest income	(17)	(13)
Loss on disposal of property and equipment	33	168
Loss on impairment of assets	2,209	—
Income before income taxes	25,716	24,064
Income tax expense	10,573	10,577
Net income	$15,143	$13,487
Net income per common share:
Basic	$0.25	$0.22
Diluted	$0.25	$0.22
Dividends declared per common share	$0.0625	$0.0625
Weighted average number of shares outstanding:
Basic	60,858	60,969
Diluted	61,234	61,664

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2010

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2009	96,821	$968	$290,146	$182,765	$(1,934)	(35,207)	$(259,332)	$212,613
Comprehensive income:
Net income	—	—	—	13,487	—	—	—	13,487
Foreign currency translation	—	—	—	—	(479)	—	—	(479)
Total comprehensive income								13,008
Dividends paid ($0.0625 per share)	—	—	—	(3,870)	—	—	—	(3,870)
Dividends payable	—	—	—	(15)	—	—	—	(15)
Purchases of treasury stock	—	—	—	—	—	(52)	(383)	(383)
Issuance of restricted stock	—	—	—	—	—	592	—	—
Vesting of restricted stock issued from treasury stock	—	—	(1,436)	—	—	—	1,436	—
Amortization of restricted stock	—	—	332	—	—	—	—	332
Stock option expense	—	—	298	—	—	—	—	298
Stock option exercises	—	—	(188)	—	—	36	188	—
Balances, March 31, 2010	96,821	$968	$289,152	$192,367	$(2,413)	(34,631)	$(258,091)	$221,983

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2010

(in thousands)

	2009	2010
Cash flows from operating activities
Net income	$15,143	$13,487
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition
Depreciation and amortization	4,425	3,387
Non-cash interest expense	156	164
Provision for doubtful accounts	21,098	12,734
Loss on disposal of property and equipment	33	168
Loss on impairment of assets	2,209	—
Amortization of restricted stock	197	332
Stock option expense	313	298
Common stock issued to director in lieu of cash	7	—
Changes in operating assets and liabilities
Fees receivable, net	(4,772)	(1,114)
Other current assets	(2,039)	(3,193)
Other assets	17	40
Accounts payable	2,041	(1,525)
Accrued liabilities	(8,264)	(24)
Income taxes payable	687	(6,368)
Deferred revenue	(520)	(505)
Net cash provided by operating activities	30,731	17,881
Cash flows from investing activities
Changes in advances receivable	30,157	24,663
Changes in restricted cash	(3,284)	1,515
Proceeds from sale of property and equipment	40	—
Purchases of property and equipment	(1,053)	(1,054)
Net cash provided by investing activities	25,860	25,124
Cash flows from financing activities
Payments on revolving credit facility, net	(52,043)	(65,863)
Payments on mortgage payable	(108)	(115)
Payments on note payable	(34)	(124)
Purchases of treasury stock	(5)	(383)
Payments of dividends	(3,828)	(3,870)
Changes in book overdrafts	(2,775)	421
Net cash used in financing activities	(58,793)	(69,934)
Effect of exchange rate changes on cash and cash equivalents	(52)	(162)
Net decrease in cash and cash equivalents	(2,254)	(27,091)
Cash and cash equivalents, beginning of period	16,017	38,189
Cash and cash equivalents, end of period	$13,763	$11,098

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,652	$1,192
Income taxes	9,673	10,577
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	60	—
Restricted stock dividends payable	21	15

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2010.

Description of Business

The Company conducts business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit service organizations and other state laws whereby cash advances are made directly to customers. The Company’s operations in the United Kingdom are conducted in accordance with applicable English law. The Company’s operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending on the Company’s business operations and product offerings under enabling regulations. Revenue is generally recognized on a constant-yield basis ratably over the term of each cash advance.

Between November 2008 and February 2010, the Company offered in Virginia a line of credit product with a 25-day billing cycle. Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date. Revenue for this product is recorded when fees and interest are charged to the customer’s account and therefore revenue is not recognized on a ratable basis.

The Company has entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Concentration of Risk

For the three months ended March 31, 2009 and 2010, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 51% and 49%, respectively, of the Company’s total revenues.  The states that represent the Company’s five largest states (measured by total revenues) change from time to time.

Financial Instrument Assets and Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial assets and liabilities for which carrying values equal or approximate fair value include cash and cash equivalents, advances, fees, interest, installment loans, lines of credit receivable, certain other assets, accounts payable, accrued liabilities, and certain other liabilities.  For these assets and liabilities, the carrying values approximate fair value due to their short-term nature.

Center Closing Costs

Center closing costs represent management’s estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expenses related to closing a center. A liability for severance payments is recognized when management: (i) decides to close a center and this plan is unlikely to change; (ii) determines that an employee cannot be relocated to another center; and (iii) informs the employee of the termination and the benefits that will be paid. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the date the leased property is no longer used. All other expenses are recorded when incurred.

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

Goodwill

The Company has approximately $126.8 million of goodwill as of March 31, 2010. Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually as of September 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performances and anticipated future earnings.

The Company has approximately $4.2 million of goodwill in its United Kingdom operations. As of March 31, 2010, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level. The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow and do not break-even, an impairment charge related to its goodwill is possible.

Litigation Accrual

In view of the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company cannot state with confidence what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be, what the eventual loss, fines, or penalties related to each pending matter may be, or the extent to which such amounts may be recoverable under the Company’s insurance policies.

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In most of the matters described in Note 6, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Note 6, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company’s results of operations for any particular reporting period.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. At March 31, 2009 and 2010, 219,851 and 171,068, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At March 31, 2009 and 2010, options to purchase 1,567,500 and 1,555,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2010 (in thousands):

	2009	2010
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	60,858	60,969
Effect of dilutive unvested restricted stock	287	342
Effect of dilutive outstanding stock options	89	353
Weighted average number of common shares outstanding—diluted	61,234	61,664

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10-05, “Generally Accepted Accounting Principles” (“ASC 105-10-05”), which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

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

In December 2007, the FASB issued ASC 805-10-65, “Business Combinations” (“ASC 805-10-65”). ASC 805-10-65 modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, ASC 805-10-65 requires the expensing of acquisition-related transaction and restructuring costs and requires that certain contingent assets and liabilities acquired, as well as contingent consideration, be recognized at fair value. ASC 805-10-65 also modifies the accounting for certain acquired income tax assets and liabilities. ASC 805-10-65 is effective for acquisitions consummated on or after January 1, 2009. The adoption of ASC 805-10-65 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC 810-10-65 (“ASC 810-10-65”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51”, which establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810-10-65 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65”). ASC 825-10-65 amends the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments, including disclosure of the method and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. The Company has adopted the disclosure requirements of ASC 825-10-65, with no material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued ASC 810-30, “Variable Interest Entities.” ASC 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. ASC 810-30 is effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of ASC 810-30 during the quarter ended March 31, 2010 did not have a material impact on the Company’s financial position or results of operations.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
Advances receivable	$200,110	$161,935
Fees and interest receivable	34,497	27,591
Returned items receivable	36,255	25,671
Other	6,112	3,843
Allowance for doubtful accounts	(53,031)	(40,538)
Unearned revenues	(19,709)	(11,738)
Advances and fees receivable, net	$204,234	$166,764

Included in advances, fees and interest receivables are amounts that may be past due that do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three months ended March 31, 2009 and 2010 were as follows (in thousands):

	2009	2010
Beginning balance	$59,441	$53,031
Provision for doubtful accounts	21,898	13,899
Charge-offs	(36,544)	(34,602)
Recoveries	8,459	8,210
Ending balance	$53,254	$40,538

Changes in the accrual for third-party lender losses for the three months ended March 31, 2009 and 2010 were as follows (in thousands):

	2009	2010
Beginning balance	$3,960	$4,528
Provision for doubtful accounts	(800)	(1,165)
Ending balance	$3,160	$3,363

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three months ended March 31, 2009 and 2010 were as follows (in thousands):

	2009	2010
Beginning balance	$63,401	$57,559
Provision for doubtful accounts	21,098	12,734
Charge-offs	(36,544)	(34,602)
Recoveries	8,459	8,210
Ending balance	$56,414	$43,901

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
Prepaid rent	$6,287	$6,202
Prepaid income taxes	3,637	5,265
Prepaid insurance	2,874	2,941
Prepaid taxes and licenses	1,558	1,430
Prepaid workers compensation loss fund	346	346
Other	2,681	4,348
Total	$17,383	$20,532

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
Employee compensation	$9,191	$8,808
Legal fines and settlements	6,666	6,680
Workers’ compensation	4,996	4,924
Straight-line rent accrual	2,142	1,870
Deferred revenue	1,709	1,645
Center closing costs	817	1,221
Legal fees	547	1,207
Accounting and tax	528	755
Property, sales and franchise taxes	519	668
Severance	41	370
Advertising	770	224
Construction in progress	72	—
Other	3,434	3,054
Total	$31,432	$31,426

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and those matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by certain of its current and former officers and directors in responding to inquiries, or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of March 31, 2010.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys’ fees and costs of suit, and punitive damages.  The complaint also seeks certain injunctive relief. The parties are engaged in discovery and the Company anticipates that the case will proceed to trial during the first half of 2011.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims and the Company has appealed this decision.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought, and the Company’s defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The case is currently stayed, pending a decision from the Florida Supreme Court in Pendergast v. Sprint Nextel Corp., which is a separate case, to which the Company is not a party, involving arbitration issues.

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against the Company’s Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and class action waiver in the Company’s subsidiary’s customer loan agreements are unconscionable, that the Company’s subsidiary’s practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay. The lawsuit seeks certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver is unconscionable and injunctive relief. The matter has been stayed until May 21, 2010 to allow the parties to continue settlement negotiations.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and the Company’s former Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic was a “rent a charter” relationship and therefore

Republic was not the “true lender” of the cash advances it offered. The lawsuit also claims that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, along with three times the interest and/or fees associated with those advances plus attorneys’ fees and other unspecified costs. The Company sought to enforce the arbitration provisions in the customer agreements. The trial court granted class certification and ruled that the arbitration clause is unenforceable. The Company has appealed this ruling.

North Carolina Commissioner of Banks Order

On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The Company appealed the Commissioner’s order to the Superior Court of North Carolina, which denied the appeal. The Company has appealed this decision to the North Carolina Court of Appeals.

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff and the Company as a defendant. The amended complaint also seeks to perfect a claim for alleged violations of the state’s usury law by seeking unspecified damages, including disgorgement of profits earned in Pennsylvania, treble actual damages, and restitution, which, under certain circumstances, could total approximately $135 million, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.  In April 2010, the Pennsylvania Commonwealth Court dismissed the Pennsylvania Department of Banking’s alleged CDCA and usury allegations and, in part, the alleged consumer protection law violations.  This order, if it stands, would have the effect of eliminating the potential for treble damages and reducing the damages estimation to approximately $45 million, plus applicable penalties and attorneys’ fees. The remaining claims will proceed before the trial court.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal was stayed, pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp. In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen.  Accordingly, the Company anticipates the stay will be lifted and the Third Circuit Court will schedule proceedings for the appeal of the trial court’s order.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal was stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp.  The Company anticipates the Third Circuit Court will now schedule proceedings for the appeal.

Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., of Pennsylvania, et al.

On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleges that the practices of the Company’s subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action’s proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against the Company’s Pennsylvania subsidiaries was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases. The matter was stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. Animal Feeds International Corp.  The Company anticipates this matter will now proceed against the remaining defendants.

Class Actions Against South Carolina Subsidiary

Eight separate putative class actions have been filed in South Carolina against the Company’s subsidiary Advance America, Cash Advance Centers of South Carolina, Inc. and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 (collectively the “South Carolina Claimants”). The allegations and relief sought are similar in each case. Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys’ fees and costs. Each of the lawsuits has been joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including the Company, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. The Company recorded a charge for the fourth quarter of 2009 of approximately $0.9 million to cover the estimated costs of that settlement.

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

SEC Investigation

On July 22, 2009, the Company was informed that Kenneth E. Compton, its President and Chief Executive Officer, received a “Wells Notice” from the SEC. The Company understands that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling Company stock during 2007. The Company did not receive a Wells Notice and does not believe it is a subject of this investigation; however, the Company is obligated to advance expenses incurred by its current and former officers and directors in connection with this matter.

Changes in Legislation

Ohio Legislation

In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than the Company’s former cash advance product and, as a result, the Company has closed some of its centers in Ohio. In the third quarter of 2009, the Company stopped offering small loans and began offering cash advances pursuant to the Ohio Second Mortgage Act through a registered Second Mortgage Lender.

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers which would have a negative impact on the Company’s operations in Ohio.  This rule was scheduled to become effective by May 1, 2010, but has been temporarily stayed by the Court of Common Pleas of Franklin County, Ohio.

During the three months ended March 31, 2010, the Company closed four centers in Ohio.  For the three months ended March 31, 2010, $0.1 million are included in the income statement as an increase in other center expenses, and other related payroll costs.

Virginia Legislation

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders.  The Company continues to offer cash advances in Virginia in conformance with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product.  However, a subsequent Virginia Corporation Commission ruling limited the Company’s ability to offer the open-ended lines of credit effective March 1, 2010.  As a result, the Company ceased offering new open-ended lines of credit in February 2010 and has continued to service existing lines of credit since that time.  Because of additional legislation that was passed in 2010, the Company also will stop providing new draws on existing lines of credit on or before October 1, 2010.

During the three months ended March 31, 2010, the Company closed 53 centers in Virginia. For the three months ended March 31, 2010, closure costs of $1.3 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and other related payroll costs of $0.3 million. If the Company closes all of its remaining centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets, will range from $2.8 million to $7.4 million, and the collectability of advances and fees receivable in Virginia most likely would be impaired. As of March 31, 2010, the net advances and fees receivable balance in Virginia was approximately $13.1 million. At this time, the Company is unable to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Virginia.

Arizona Legislation

An existing law permitting cash advances in Arizona is scheduled to expire on June 30, 2010. In light of this pending expiration, the Company is reviewing alternatives to continue serving customers in Arizona.  However, if the law is not renewed or extended or we are not able to offer an economically viable alternative product or service, we may be forced to close our centers in Arizona.  If we decide to close our remaining Arizona centers, we estimate the closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.2 million to $3.7 million, and the collectability of advances and fees receivable in Arizona most likely would be impaired. As of March 31, 2010, the net advances and fees receivable balance in Arizona was approximately $4.6 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Arizona.

Washington Legislation

A law became effective on January 1, 2010, in the State of Washington that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. The Company believes this law will negatively impact its revenue and profitability. The Company may close or consolidate some or all of its centers in Washington if management determines that it is no longer economically viable to operate all of its Washington centers.

During the three months ended March 31, 2010, the Company closed eight centers in Washington. For the three months ended March 31, 2010, closing costs of $0.2 million for the eight centers are included in the income statements as other center expense and other related payroll expense.

If the Company closes all of its remaining centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $7.5 million, and the collectability of advances and fees receivable in Washington most likely would be impaired. As of March 31, 2010, the net advances and fees receivable balance in Washington was approximately $7.1 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Washington.

South Carolina Legislation

A new law in South Carolina became effective January 1, 2010 that, among other things, implements a statewide database to monitor the number of cash advances made to customers within that state. The Company believes this law will negatively impact its revenue and profitability in South Carolina. Although the Company expects this law to have a negative impact on its operations in South Carolina, management currently believes operations will remain economically viable in that state.

Kentucky Legislation

A new law in Kentucky became effective in the first half of 2010 that, among other things, implements a statewide database to monitor the number of cash advances made to customers within that state. The Company believes this law will negatively impact its revenue and profitability in Kentucky. Although the Company expects this law to have a negative impact on our operations in Kentucky, management currently believes operations will remain economically viable in that state.

Other Commitments and Contingencies

At March 31, 2010, the Company had approximately $2.9 million in unfunded commitments to lend to customers in Virginia under the line of credit product.

7. Capital Stock and Stock-Based Compensation Plans

The following table provides certain information with respect to the stock surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

	Three months ended March 31, 2009		Three months ended March 31, 2010
	Shares	Dollars	Shares	Dollars
Omnibus Stock Plan – Shares Surrendered	3,272	$5,200	51,908	$272,669
Total	3,272	$5,200	51,908	$272,669

The Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers and other key employees of the Company. Under these plans, 5,200,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the compensation committee of the Board of Directors. As of March 31, 2010, 1,571,548 shares were available for grant under the plans. Additionally, during 2005, the Company granted stock options and shares of restricted stock to its President and Chief Executive Officer under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively. Both of these agreements are separate from the Company’s 2004 Omnibus Stock Plan.

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

The grant date fair value of all shares of restricted stock was based on the fair market value of the Company’s common stock on the dates of grant as determined pursuant to the Company’s 2004 Omnibus Stock Plan. These amounts are being expensed ratably over each award’s respective vesting period.

All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the dates of grant as determined pursuant to the Company’s 2004 Omnibus Stock Plan. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

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

•                  Expected dividends—The Company assumes its dividend yield is continuous over the life of the option in its Black-Scholes option pricing model.  For the 2009 stock option grants, the Company used its current dividend rate of $0.0625 per share per quarter and assumed discreet quarterly dividend dates consistent with past practices over the life of the options.

•                  Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the three months ended March 31, 2009: an expected term of two years; an expected volatility of 66%; an expected dividend yield of 21.9%; and a risk-free rate of 1.03%. There were no stock options granted for the three months ended March 31, 2010.

The weighted average grant date fair value of options granted during the three months ended March 31, 2009 is $0.12 per option, which is expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2010 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	2,006,336	992,333
Range of exercise prices	$1.14 - $14.70	$8.48 - $14.70
Weighted average exercise price	$9.45	$11.13
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	6.2	6.3

A summary of the Company’s restricted stock activity for the three months ended March 31, 2010 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2009	722,743	$3.10
Granted	591,702	5.29
Vested	(174,587)	1.62
Forfeited	(51,908)	1.57
Nonvested at March 31, 2010	1,087,950	$4.92

The total grant date fair value of restricted shares vested during the three months ended March 31, 2009 and 2010 was approximately $0.2 million and $0.3 million, respectively, and the total market value of these shares on the dates vested was approximately $26,000 and $0.9 million, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2009 and 2010 follows (in thousands):

	2009	2010
Restricted stock	$197	$332
Stock options	313	298
Total stock-based compensation expense	$510	$630

As of March 31, 2010, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $7.3 million. The weighted average period over which this expense is expected to be recognized is approximately three years.

8. Transactions with Variable Interest Entities

The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender in 2007. The agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit. The Company processes loan applications and commits to reimburse the lender for any cash advances or related fees that are not collected from those customers.

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender as of and for the three months ended March 31, 2009 and 2010.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of March 31, 2009 and 2010, the third-party lender’s outstanding cash advances and interest receivable, which were not recorded on the Company’s balance sheet, totaled approximately $14.4 million and $14.7 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these cash advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender cash advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at March 31, 2009 and 2010 was approximately $3.2 million and $3.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company’s behalf in Illinois and Washington, D.C.  Included in general and administrative expenses, for the three months ended March 31, 2009, are payments of approximately $51,000 related to this consulting arrangement.  In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three year vesting period.  During the three months ended March 31, 2009 and 2010, approximately $1,000 and $1,388, respectively, is included in general and administrative expense related to the amortization of this restricted stock grant.

Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses, legal expenses, operating leases for office and warehouse space and contributions, of $57,000 and $144,746 for the three months ended March 31, 2009 and 2010, respectively.

Under a time-share arrangement, the Company’s current Chairman and former Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman and formerly owned, in part, by the Company’s current Chairman. Included in accounts receivable at March 31, 2010 is a $4,000 net receivable related to this arrangement.

In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company’s current Chairman is a member.  Under the Aircraft Dry Lease, the Company may use Carabo’s aircraft from time to time in exchange for one dollar and the Company’s fulfillment of its obligations under the Aircraft Dry Lease.

The Company pays rent of $350 per month for office space used by the Company’s current Chairman at an office building owned by the Company’s former Chairman.

The Company’s former Chairman’s brother is a partner of a law firm that provides us certain routine legal services. During the three months ended March 31, 2010, we incurred costs and expenses of approximately $11,000 for those services.

The Company incurred costs and expenses of approximately zero and $93,882 for the three months ended March 31, 2009 and 2010, respectively, for the advancement of the expenses incurred by certain of the Company’s current and former officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the United States Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities.  These costs were incurred by the Company pursuant to indemnification agreements that require the Company to advance expenses to, and may require the Company to indemnify its current and former officers and directors for damages, incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s Chief Executive Officer on July 22, 2009.

10. Revolving Credit Facility and Long-Term Debt

In March 2008, the Company amended and restated its prior revolving credit facility with a syndicate of banks. This credit facility now provides the Company with a $270 million revolving line of credit, which amount includes the ability to issue up to $25 million in letters of credit. This revolving credit facility matures on March 24, 2013. The Company has the option to increase the revolving credit facility by an additional $95 million, subject to compliance with the credit agreement’s covenants and conditions and upon receipt of sufficient commitments from lenders in the lending syndicate.

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at March 31, 2010.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of March 31, 2010, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of March 31, 2010, the Company had $75.2 million outstanding on the revolving portion of the credit facility and $0.7 million of unutilized letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2009 and March 31, 2010.

The Company owns its headquarters building and related land subject to a mortgage loan the principal amount of which was approximately $4.6 million and $4.5 million at December 31, 2009 and March 31, 2010, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.6 million and $4.5 million at December 31, 2009 and March 31, 2010, respectively.

The fair market value of our long-term debt is estimated using a discounted cash flow analysis and was approximately $5.9 million at December 31, 2009 and $5.7 million at March 31, 2010.

11.  Income Taxes

The effective income tax rate as a percentage of income before income taxes was 41.1% and 44% for the three months ended March 31, 2009 and 2010, respectively.

The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2009 and March 31, 2010, the Company had $0.7 million and $0.9 million of total gross unrecognized tax benefits including interest, respectively. Of this total approximately $0.7 million and $0.9 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The increase in the total gross unrecognized tax benefit including interest during the three months ended March 31, 2010, is primarily attributable to the accrual of another three months of interest and the accrual of the current year’s uncertain positions.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, the Company had approximately $0.1 million accrued for interest, of which approximately

$13,000 was a current period expense.  The Company has determined that it is possible that the total amount of unrecognized tax benefits that relate to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. income taxes, as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2005, although carry forward attributes that were generated prior to 2005 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period. The income tax returns for the years 2005 through 2008 are under examination by a state taxing authority that has completed its examinations and issued a proposed assessment for tax years 2005 through 2008. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $0.9 million through March 31, 2010. At this time, it is too early to predict the final outcome of this matter.

12. Subsequent Events

On April 28, 2010, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on June 4, 2010 to shareholders of record on May 25, 2010.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers typically provide short-term, unsecured cash advances that are due on the customers’ next payday. As of March 31, 2010, we operated 2,461 centers in 32 states in the United States, 21 centers in the United Kingdom, and 13 centers in Canada.

Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advances services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers’ use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”), which is an industry trade group composed of our Company and more than 100 other companies engaged in the cash advance services industry.

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

A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in-person and completing an application; (2) by visiting our website, beginning the application process online, then visiting one of our centers in person to complete the application and receive a cash advance; or (3) by visiting our website, completing an application online, and receiving a cash advance from a third-party lender that is directly deposited in the customer’s bank account.

Our customers also may obtain online cash advances made by third-party lenders that are governed by the laws of the state where the customer resides. We receive revenue from online cash advances made by third-party lenders based on a percentage of the net fees, defined as advance fees less a provision for doubtful accounts and a cost of capital charge, but otherwise are not contractually obligated for losses.

Additional fees that we may charge and collect include origination fees, annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees. Origination fees on cash advance services currently offered by us range from $15 to $30, but future cash advance services may have higher or lower origination fees depending on applicable state law. Fees for returned checks or electronic debits that are declined for non-sufficient funds (“NSF”) vary by state and range up to $30, and late fees vary by state and range up to $50.  In Texas and online, the third-party lenders charge NSF fees and late fees in accordance with applicable law.

Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of the third-party lender. The customer’s identification, proof of income and/or employment and proof of bank account are verified. In jurisdictions where we provide the cash advance, we determine whether to approve a cash advance and the size of a cash advance based primarily on a customer’s income. We do not perform credit checks through consumer reporting agencies. In the future, we may consider other criteria in evaluating loans. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission, and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and purchases. We also sell money orders, and provide money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made by our centers.

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

In order for a new customer to be approved for a cash advance, he or she is required to have a bank account and a regular source of income, such as a job. To obtain a cash advance, a customer typically:

•                  completes an application and presents the required documentation, usually proof of identification, a pay stub or other evidence of income, and a bank statement;

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

In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. In the future, we may consider other criteria in evaluating cash advances. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

Payment Plans

In most states, a customer may qualify for an extended payment plan (“Payment Plan”). Generally, the terms of our Payment Plans conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Typically, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for installment loans or lines of credit. Nor does the third-party lender in Texas offer a Payment Plan for advances to its customers. The third-party internet lenders offer Payment Plans as required by state law.

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

If a customer does not pay the amount due, our center management has the discretion to either commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or deposit the customer’s personal check or debit their bank account in accordance with their ACH authorization. If center management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or ACH debit clears. For the year ended December 31, 2009, and the three months ended March 31, 2010, we deposited customer checks or presented an ACH authorization for approximately 5.9% of all customer checks we received and approximately 30% and 37%, respectively, of these deposited customer checks or presented ACH’s cleared.  If the customer’s check or ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended March 31,
	2009	2010
Number of centers open at end of period	2,740	2,495
Number of customers served—all credit products (thousands)	741	739
Number of cash advances originated (thousands) (1)	2,423	2,285
Aggregate principal amount of cash advances originated (thousands) (1)	$874,363	$838,988
Average amount of each cash advance originated (1)	$361	$367
Average charge to customers for providing and processing a cash advance (1)	$53	$55
Average duration of a cash advance (days) (1, 2)	17.4	18.0
Average number of lines of credit outstanding during the period (thousands) (3)	34	16
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$19,373	$5,032
Average principal amount on each line of credit outstanding during the period (3)	$571	$301
Number of installment loans originated (thousands) (4)	7	7
Aggregate principal amount of installment loans originated (thousands) (4)	$2,787	$3,373
Average principal amount of each installment loan originated (4)	$425	$472

(1)                                Excludes lines of credit and installment loans.

(2)                                Excludes the impact of extended payment plans.

(3)                                We began offering lines of credit in Virginia in November 2008 and ceased offering new lines of credit to customers in Virginia in February 2010.

(4)                                The installment loan activity reflects loans we originated as the lender in Illinois.

Revenues and Expenses

Our revenues consist primarily of fees and/or interest paid to us directly by our customers. Our expenses relate primarily to the operation of our centers. These expenses include salaries and related payroll costs, occupancy expense related to our leased centers, center depreciation expense, advertising expense, and other center expenses that consist principally of costs related to center closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs, and costs associated with theft.

Provision for Doubtful Accounts, Allowance for Doubtful Accounts, and Accrual for Third-Party Lender Losses

Our provision for doubtful accounts and accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors, such as changes in state laws, center closings, length of time centers have been open in a state, and relative mix of new centers within a state are also evaluated to determine whether the results from the analytical models should be revised.

The provision for doubtful accounts decreased from 13.5% of revenues or $21.1 million for the three months ended March 31, 2009 to 8.8% of revenues or $12.7 million for the same period in 2010. This decrease is due primarily to an improvement in the loss rates in Virginia and a reduction of approximately $22.2 million in receivables related to the line of credit product in Virginia at March 31, 2010 compared to March 31, 2009.  During the three months ended March 31, 2009 and 2010, we received proceeds from the sale of receivables in the amount of zero and $0.5 million, respectively.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 41.1% and 44% for the three months ended March 31, 2009 and 2010, respectively.

We adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, we recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2009 and March 31, 2010, we had $0.7 million and $0.9 million of total gross unrecognized tax benefits including interest, respectively. Of this total approximately $0.7 million and $0.9 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The increase in the total gross unrecognized tax benefit including interest during the three months, ending March 31, 2010, is primarily attributable to the accrual of another three months of interest and the accrual of the current year’s uncertain positions.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, we had approximately $100,000 accrued for interest, of which approximately $13,000 was a current period expense. We have determined that it is possible that the total amount of unrecognized tax benefits that relate to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

We are subject to U.S. income taxes, as well as various other foreign, state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2005, although carry forward attributes that were generated prior to 2005 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period. The income tax returns for the years 2005 through 2008 are under examination by a state taxing authority that has completed its examinations and issued a proposed assessment for tax years 2005 through 2008. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $0.9 million through March 31, 2010. At this time, it is too early to predict the final outcome of this matter.

Changes in Legislation

During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future.  For example, in 2008 and 2009, bills were introduced at the Federal level that would have placed a cap of 36% on the effective annual percentage rate (“APR”) on all consumer loan transactions.  Another bill would have placed a 15-cent-per-dollar borrowed ($0.15/$1.00) cap on fees for cash advances and implemented other consumer protections.  Recently, Senator Kay Hagan introduced a bill that seeks a limit of six cash advances that a consumer would be permitted to receive in any twelve-month period.  Additionally, Congress has been debating the creation of a Consumer Finance Protection Agency (“CFPA”), which would establish additional regulatory restrictions on consumer finance transactions and could expressly restrict cash advance transactions. At the state level, a 2009 law in Virginia prompted us to change our cash advance product and to offer an open-ended line of credit product.  However, a subsequent Virginia Corporation Commission ruling and additional legislation limits our ability to offer and service the open-ended line of credit product in Virginia. As a result, we have consolidated a number of our centers in Virginia, and we may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable to maintain.  Also, on January 1, 2010, a law became effective in the State of Washington that places a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight advances in any one year. As a result, we expect that our revenues and profits in Washington will be significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. New laws in each of South Carolina and Kentucky have become effective during the first half of 2010 that will, among other things, implement a statewide database in each state to monitor the number of loans made to customers within that state.  Similar legislation is likely to become effective in Wisconsin in the third quarter of 2010. Further, legislation permitting cash advances in Arizona and Mississippi is scheduled to expire in 2010 and 2012, respectively. This legislation may not be renewed or could be modified in a manner that affects our operations negatively. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services.

Operations in Ohio

In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than our former cash advance product and, as a result, we have closed some of our centers in Ohio. In the third quarter of 2009, we stopped offering small loans and began to offer cash advances pursuant to the Ohio Second Mortgage Act as a registered second mortgage lender.  A rule issued by the Ohio Division of Financial Institutions in the first quarter of 2010, and temporarily stayed by the Ohio courts, has restricted certain activities by licensed check cashers and could have a further negative impact on our operations in Ohio.

During the three months ended March 31, 2010, we closed four centers in Ohio.  For the three months ended March 31, 2010, closing costs of $0.1 million are included in the income statement as an increase in other center expenses and other related payroll costs.

For the three months ended March 31, 2009 and 2010, 5.2%, and 7.0%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those periods (in thousands):

	2009	2010
Total revenues	$8,074	$10,067
Total center expenses	9,156	7,408
Center gross profit (loss)	$(1,082)	$2,659

Operations in Virginia

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders.  We continue to offer cash advances in Virginia in conformance with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product.  However, a subsequent Virginia Corporation Commission ruling limited our ability to offer the open-ended lines of credit effective March 1, 2010.  As a result, we ceased offering new open-ended lines of credit in February 2010 and have continued to service existing lines of credit since that time.  Because of additional legislation that was passed in 2010, we also will stop providing new draws on existing lines of credit on or before October 1, 2010.

During the three months ended March 31, 2010, we closed 53 centers in Virginia. For the three months ended March 31, 2010, closing costs of $1.3 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and other related payroll cost of $0.3 million.

If it is not economically viable for us to continue operations in Virginia and we decide to close our remaining Virginia centers, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.8 million to $7.4 million, and the collectability of advances and fees receivable in Virginia most likely would be impaired. As of March 31, 2010, the net advances and fees receivable balance in Virginia was approximately $13.1 million. At this time, we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Virginia.

For the three months ended March 31, 2009 and 2010, 12.6%, and 4.9%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for those periods (in thousands):

	2009	2010
Total revenues	$19,689	$7,081
Total center expenses	15,948	6,051
Center gross profit (loss)	$3,741	$1,030

Operations in Arizona

Legislation permitting cash advances in Arizona is scheduled to expire on June 30, 2010. If the law is not renewed or extended and it is not economically viable for us to continue operations in Arizona and we decide to close our remaining Arizona centers, we estimate the range of closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.2 million to $3.7 million, and the collectability of advances and fees receivable in Arizona most likely would be impaired. As of March 31, 2010, the net advances and fees receivable balance in Arizona was approximately $4.6 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from the cessation of operations in Arizona.

For the three months ended March 31, 2009 and 2010, 2.3%, and 2.6%, respectively, of our total revenues were generated from our operations in Arizona. The following is a summary of financial information for our operations in Arizona for those periods (in thousands):

	2009	2010
Total revenues	$3,589	$3,707
Total center expenses	2,444	2,188
Center gross profit (loss)	$1,145	$1,519

Operations in Washington

A law became effective in the State of Washington on January 1, 2010, that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. We believe this law will negatively impact our revenue and profitability in that state and, as a result, we may close or consolidate some or all of our centers in Washington.

During the three months ended March 31, 2010, the Company closed eight centers in Washington. For the three months ended March 31, 2010, closing costs of $0.2 million are included in the income statements as other center expense and other related payroll expense.

If the Company closes all of its remaining centers in Washington, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $7.5 million, and the collectability of advances and fees receivable in Washington most likely would be impaired. As of March 31, 2010, the net advances and fees receivable balance in Washington was approximately $7.1 million. At this time we are not able to determine the amount of goodwill impairment, if any, that would result from cessation of our operations in Washington.

For the three months ended March 31, 2009 and 2010, 4.1%, and 1.5%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for those periods (in thousands):

	2009	2010
Total revenues	$6,411	$2,208
Total center expenses	4,804	3,611
Center gross profit (loss)	$1,607	$(1,403)

Operations in South Carolina

A new law in South Carolina became effective January 1, 2010 that, among other things, prohibits any consumer from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number of cash advances made to customers within that state. We believe this law will negatively impact our revenue and profitability in South Carolina. Although we expect this law to have a negative impact on our operations in South Carolina, we currently believe operations will remain economically viable in this state.

For the three months ended March 31, 2009 and 2010, 5.2%, and 4.1%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for those periods (in thousands):

	2009	2010
Total revenues	$8,118	$5,965
Total center expenses	5,132	4,655
Center gross profit (loss)	$2,986	$1,310

Operations in Kentucky

A new law in Kentucky became effective in the second quarter of 2010 that, among other things, prohibits any consumer from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number of loans made to customers within that state. We believe this law will negatively impact our revenue and profitability in Kentucky. Although we expect this law to have a negative impact on our operations in Kentucky, we currently believe operations will remain economically viable in this state.

For the three months ended March 31, 2009 and 2010, 1.2%, and 1.4%, respectively, of our total revenues was generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for those periods (in thousands):

	2009	2010
Total revenues	$1,883	$1,987
Total center expenses	1,448	1,440
Center gross profit (loss)	$435	$547

Closings

Closing of Operations in New Hampshire.  Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it was no longer economically viable to continue operating in New Hampshire. As a result, we closed 22 centers in New Hampshire in the first quarter of 2009, one in the second quarter of 2009, and one in the fourth quarter of 2009. Approximately $0.7 million of costs associated with closing our New Hampshire operations were recognized during 2008, and the remaining $0.6 million was recognized during the first quarter of 2009. The cessation of our New Hampshire operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in New Hampshire for the three months ended March 31, 2009 and 2010 (in thousands):

	2009	2010
Total revenues	$125	$—
Total center expenses	1,100	—
Center gross profit (loss)	$(975)	$—

Centers

The following table illustrates the composition of our center network at December 31, 2009 and March 31, 2010:

State	December 31, 2009	March 31, 2010
Alabama	142	140
Arizona	48	48
California	282	282
Colorado	62	60
Delaware	16	15
Florida	241	241
Idaho	7	6
Illinois	65	63
Indiana	100	95
Iowa	34	34
Kansas	53	53
Kentucky	44	44
Louisiana	84	81
Michigan	151	151
Mississippi	61	61
Missouri	86	85
Montana	2	2
Nebraska	22	20
Nevada	13	12
North Dakota	6	6
Ohio	181	177
Oklahoma	67	66
Rhode Island	21	20
South Carolina	140	139
South Dakota	11	11
Tennessee	62	62
Texas	244	242
Utah	6	6
Virginia	139	86
Washington	91	83
Wisconsin	62	60
Wyoming	10	10
Total United States	2,553	2,461
Canada	13	13
United Kingdom	21	21
Total	2,587	2,495

New centers

We opened four and zero new centers during the three months ended March 31, 2009 and 2010, respectively.

Closed centers

We closed 61 and 92 centers during the three months ended March 31, 2009 and 2010, respectively. We recorded expenses related to center closures and scheduled center closings of approximately, $3.4 million and $1.8 million for the three months ended March 31, 2009 and 2010, respectively. The costs are included in the income statements for the three months ended March 31, 2009 and 2010, as shown below.

	March 31, 2009	March 31, 2010

Salaries and related payroll costs	$181	$310
Occupancy costs	1,175	1,493
Other center expenses	(161)	(89)
Loss on disposal of property and equipment	(2)	126
Loss on impairment of assets	2,209	—
	$3,402	$1,840

Seasonality

Our business is seasonal due to the impact of fluctuating demand for cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to school and holiday seasons, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and allowance for doubtful accounts are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements, in conformity with generally accepted accounting principles (“GAAP”) in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, we must often make estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Provision for Doubtful Accounts, Allowance for Doubtful Accounts, and Accrual for Third-Party Lender Losses

We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on cash advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on cash advances and certain related fees for loans that we process for the third-party lender in Texas. See “Off-Balance Sheet Arrangement with Third-Party Lender” in this section. Our advances and fees receivable, net, on our balance sheet, do not include the advances and interest receivable for loans processed by us for the third-party lender in Texas because these loans are owned by the third-party lender.

The provision for doubtful accounts decreased from 13.5% of revenues or $21.1 million for the three months ended March 31, 2009 to 8.8% of revenues or $12.7 million for the same period in 2010. This decrease is due primarily to an improvement in the loss rates in Virginia and a reduction of approximately $22.2 million in receivables related to the line of credit product in Virginia at March 31, 2010 compared to March 31, 2009.  During the three months ended March 31, 2009 and 2010, we received proceeds from the sale of receivables in the amount of zero and $0.5 million, respectively.

The allowance for doubtful accounts and accrual for third-party lender losses are primarily based upon financial models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as new products, changes in state laws, center closings, length of time centers have been open in a state, and relative mix of new centers within a state are also evaluated to determine whether the results from the analytical models should be revised.

We record the allowance for doubtful accounts as a reduction of advances and fees receivable, net, on our balance sheet. We record the accrual for third-party lender losses as a current liability on our balance sheet. We charge the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts and credit any subsequent recoveries (including sales of debt without recourse) to the allowance for doubtful accounts.

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer’s check was returned, the ACH was rejected by the customer’s bank, or the default date, unless the customer has paid at least 15% of the total of his or her cash advance plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our line of credit and installment loan products. Unpaid cash advances or cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 4% to 7% from a typical Thursday to a typical Friday. The first quarter of 2009 began on a Thursday and ended on a Tuesday. The first quarter of 2010 began on a Friday and ended on a Wednesday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of March 31, 2010, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.2 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of March 31, 2010, the carrying value of goodwill was $126.8 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill—Subsequent Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $4.2 million of goodwill in our United Kingdom operations. As of March 31, 2010, these operations have cumulatively generated negative cash and have not reached break-even at the center gross profit level. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow and do not break-even an impairment charge related to its goodwill is possible.

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

In accordance with applicable accounting guidance, we establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. In some of the matters described in “Part II. Other Information - Item 1. Legal Proceedings” loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in this Quarterly Report on Form 10-Q, will have a material adverse effect on our consolidated financial position or liquidity, but may be material to our results of operations for any particular reporting period.

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2009 and March 31, 2010, financial statements include accruals of approximately $5 million and $4.9 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

No assurance can be given that neither our tax returns nor the income tax reported on our Consolidated Financial Statements will be adjusted as a result of adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”). We are subject to potential adverse adjustments, including but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependence on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of March 31, 2010, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $7.3 million. The weighted average period over which this expense is expected to be recognized is approximately three years. See “Item 1. Financial Statements — Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010

The following tables set forth our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2009		2010		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$156,393	100.0%	$144,398	100%	$(11,995)	(7.7)%
Center Expenses:
Salaries and related payroll costs	47,513	30.4%	47,585	33.0%	(72)	(0.2)%
Provision for doubtful accounts	21,098	13.5%	12,734	8.8%	8,364	39.6%
Occupancy costs	24,773	15.8%	23,472	16.3%	1,301	5.3%
Center depreciation expense	3,723	2.4%	2,696	1.9%	1,027	27.6%
Advertising expense	2,181	1.4%	3,635	2.5%	(1,454)	(66.7)%
Other center expenses	12,706	8.1%	11,511	8.0%	1,195	9.4%
Total center expenses	111,994	71.6%	101,633	70.5%	10,361	9.3%
Center gross profit	44,399	28.4%	42,765	29.5%	(1,634)	(3.7)%
Corporate and Other Expenses (Income):
General and administrative expenses	14,071	9.0%	16,679	11.6%	(2,608)	(18.5)%
Corporate depreciation expense	688	0.4%	690	0.5%	(2)	(0.3)%
Interest expense	1,699	1.1%	1,177	0.8%	522	30.7%
Interest income	(17)	—%	(13)	—%	(4)	(23.5)%
Loss on disposal of property and equipment	33	—%	168	0.1%	(135)	(409.1)%
Loss on impairment of assets	2,209	1.4%	—	—%	2,209	100.0%
Total corporate and other expenses	18,683	11.9%	18,701	13.0%	(18)	(0.1)%
Income before income taxes	25,716	16.5%	24,064	16.5%	(1,652)	(6.4)%
Income tax expense	10,573	6.8%	10,577	7.3%	(4)	—%
Net income	$15,143	9.7%	$13,487	9.2%	$(1,656)	(10.9)%

	Three Months Ended March 31,
	2009	2010
Center Information:
Number of centers open at beginning of period	2,797	2,587
Opened	4	—
Acquired	—	—
Closed	(61)	(92)
Number of centers open at end of period	2,740	2,495
Weighted average number of centers open during the period	2,774	2,533
Number of customers served—all credit products (thousands)	741	739
Number of cash advances originated (thousands) (1)	2,423	2,285
Aggregate principal amount of cash advances originated (thousands) (1)	$874,363	$838,988
Average amount of each cash advance originated (1)	$361	$367
Average charge to customers for providing and processing a cash advance (1)	$53	$55
Average duration of a cash advance (days) (1, 2)	17.4	18.0
Average number of lines of credit outstanding during the period (thousands) (3)	34	16
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$19,373	$5,032
Average principal amount on each line of credit outstanding during the period (3)	$571	$301
Number of installment loans originated (thousands) (4)	7	7
Aggregate principal amount of installment loans originated (thousands) (4)	$2,787	$3,373
Average principal amount of each installment loan originated (4)	$425	$472

(1)                                Excludes lines of credit and installment loans.

(2)                                Excludes the impact of extended payment plans.

(3)                                We began offering lines of credit in Virginia in November 2008 and ceased offering new lines of credit to customers in Virginia in February 2010.

(4)                                The installment loan activity reflects loans we originated as the lender in Illinois.

	Three Months Ended March 31,
	2009		2010		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$56.4	100.0%	$57.0	100.0%	$0.6	1.1%
Center expenses:
Salaries and related payroll costs	17.2	30.4%	18.8	33.0%	(1.6)	(9.3)%
Provision for doubtful accounts	7.6	13.5%	5.0	8.8%	2.6	34.2%
Occupancy costs	8.9	15.8%	9.3	16.3%	(0.4)	(4.5)%
Center depreciation expense	1.3	2.4%	1.1	1.9%	0.2	15.4%
Advertising expense	0.8	1.4%	1.4	2.5%	(0.6)	(75.0)%
Other center expenses	4.6	8.1%	4.5	7.9%	0.1	2.2%
Total center expenses	40.4	71.6%	40.1	70.4%	0.3	0.7%
Center gross profit	$16.0	28.4%	$16.9	29.6%	$0.9	5.6%

Revenue Analysis

Total revenues decreased approximately $12 million during the three months ended March 31, 2010 compared to the same period in 2009. Total revenues for the 2,485 centers opened prior to January 1, 2009 and still open as of March 31, 2010 decreased $2.7 million from $144.9 million for the three months ended March 31, 2009 to $142.1 million for the same period in 2010. Excluding revenues from Virginia, Washington, and South Carolina for the quarter ended March 31, 2010, total revenues for the Company’s centers opened prior to January 1, 2009 and still open as of March 31, 2010, increased 9.7% compared to the same period in 2009. Centers opened prior to January 1, 2009 were at least three months and fifteen months old as of March 31, 2009 and 2010, respectively.  Total revenues for the 10 centers opened after January 1, 2009 and still open as of March 31, 2010 increased $0.3 million from zero for the three months ended March 31, 2009 to $0.3 million for the same period in 2010. Total revenues for the remaining 312 centers that closed represented a decrease of approximately $9.6 million for the three months ended March 31, 2010 compared to the same period in 2009.

Center Expense Analysis

Salaries and related payroll costs.  The increase in salaries and related payroll costs for the three months ended March 31, 2010 was due to greater severance costs resulting from a greater reduction in the number of centers open during the three months ended March 31, 2010 as compared to the same period in 2009.  We averaged approximately 1.97 and 2.06 full-time equivalent field employees, including district directors, per center during the three months ended March 31, 2009 and 2010, respectively.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased from 13.5% of revenues or $21.1 million for the three months ended March 31, 2009 to 8.8% of revenues or $12.7 million for the same period in 2010. This decrease is due primarily to an improvement in the loss rates and a reduction in total receivables at March 31, 2010 compared to March 31, 2009. The improvement in loss rates resulted from the discontinuation of our line of credit in Virginia. During the three months ended March 31, 2009 and 2010, we received proceeds from the sale of receivables in the amount of zero and $0.5 million, respectively.

Occupancy costs.  The decrease in occupancy costs for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to a decrease in the number of centers open during the three months ended March 31, 2010 as compared to the same period in 2009.

Advertising expense.  Advertising expense increased for the three months ended March 31, 2010 compared to the same period in 2009 due primarily to an increase of approximately $0.9 million in direct mailing campaigns.

Other center expenses.  The decrease in other center expenses for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to a decrease in the number of centers open during the three months ended March 31, 2010 as compared to the same period in 2009.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The increase in general and administrative expenses of approximately $2.6 million for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to:

•                  higher legal expenses, net of any insurance reimbursements, of approximately $1.7 million;

•                  increase in salaries and personnel costs of approximately $0.3 million;

•                  higher expenses of approximately $0.3 million related to political contributions; and

•                  higher expenses of approximately $0.2 million related to other professional fees.

Loss on disposal of property and equipment and loss on impairment of assets.  The decrease in these expenses for the three months ended March 31, 2010 is due to our having closed or identified for closure approximately 190 centers in the first quarter of 2009 as compared to approximately 129 centers for the same period in 2010.

Interest expense.  The decrease in interest expense for the three months ended March 31, 2010, as compared to 2009 was due to decreases in the average interest rates and the average outstanding balance during the period.

Income Tax Expense.  The increase in income tax expense for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to a reduction in state income taxes recognized at March 31, 2009 and other discrete items recognized at March 31, 2010.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three months ended March 31, 2009 and 2010 (dollars in thousands):

			Variance
	2009	2010	Dollars	%
Cash flows provided by (used in):
Operating activities	$30,731	$17,881	$(12,850)	(41.8)%
Investing activities	25,860	25,124	(736)	(2.8)%
Financing activities	(58,793)	(69,934)	(11,141)	(18.9)%
Effect of exchange rate changes on cash and cash equivalents	(52)	(162)	(110)	(211.5)%
Net decrease in cash and cash equivalents	(2,254)	(27,091)	(24,837)	(1101.9)%
Cash and cash equivalents, beginning of period	16,017	38,189	22,172	138.4%
Cash and cash equivalents, end of period	$13,763	$11,098	$(2,665)	(19.4)%

Our principal sources of cash are from operations and from borrowings under our revolving credit facility. See “Certain Contractual Cash Commitments—Long-Term Debt Obligations” in this section for a detailed description of our revolving credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, and meet debt service requirements, fund advances, finance center growth, fund acquisitions, and pay dividends on our common stock.

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net decreased approximately $6 million, or 3.5%, to $166.8 million at March 31, 2010 compared to $172.8 million at March 31, 2009. Advances and fees receivable, net decreased approximately $37.4 million, or 18.3%, to $166.8 million at March 31, 2010 compared to $204.2 million at December 31, 2009 due primarily to tax refund season.

During the three months ended March 31, 2009 and 2010, we repurchased 3,272 and 51,908 shares of our common stock, respectively, at a cost of approximately $5,200 and $272,669, respectively.  All of these shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

During the three months ended March 31, 2009 and 2010, zero and 19,001 stock options were surrendered at a cost of zero and approximately $110,179, respectively, in a net settlement in order to satisfy the exercise price and withholding obligations associated with stock option exercises.

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

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately 41.8% to $17.9 million for the three months ended March 31, 2010 compared to $30.7 million for the same period in 2009.  The decrease in operating cash flows was primarily attributable to the decrease in the provision for doubtful accounts of $8.4 million, the decrease in net income of $1.7 million, and the loss on impairment of assets in the prior quarter of $2.2 million. This was partially offset by a decrease in net operating liabilities of $0.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased approximately 2.8% to $25.1 million for the three months ended March 31, 2010 compared to $25.9 million for the same period in 2009. The decrease was primarily related to decreases in advances receivable of $5.5 million. This was partially offset by a decrease in restricted cash of $4.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities increased 18.9% to $70 million for the three months ended March 31, 2010 compared to the same period in 2009. During the three months ended March 31, 2010, the Company reduced its borrowings under the revolving credit facility by approximately $65.8 million compared to $52 million for the same period in 2009. This was partially offset by a decrease in our book overdrafts of $3.2 million.

Capital Expenditures

For each of the three months ended March 31, 2009 and 2010, we spent $1.1 million on capital expenditures. Capital expenditures included expenditures for: (1) new centers opened; (2) center remodels; and (3) computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of March 31, 2009 and 2010, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $14.4 million and $14.7 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at March 31, 2009 and 2010 was approximately $3.2 million and $3.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of March 31, 2010, including periodic interest payments, included the following (dollars in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and thereafter
Long-term debt obligations:
Revolving credit facility	$75,195	$—	$—	$75,195	$—
Mortgage payable	4,474	361	1,065	1,232	1,816
Note payable	504	250	254	—	—
Interest payable on long-term debt obligations	1,311	243	531	361	176
Operating lease obligations (1)	129,576	44,359	72,129	12,237	851
Purchase obligations	8,236	4,490	3,746	—	—
Total	$219,296	$49,703	$77,725	$89,025	$2,843

(1)          Includes leases for centers, aircraft hangar space, security equipment and fax/copier equipment.

Long-Term Debt Obligations

In March 2008, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated, our revolving credit facility provides us with a $270 million revolving line of credit, including the ability to issue up to $25 million in letters of credit. Our revolving credit facility matures on March 24, 2013. We have the option to increase the revolving credit facility by an additional $95 million upon receipt of sufficient commitments from lenders in the lending syndicate and other eligible lenders as defined in the credit agreement. Any portion of our revolving credit facility that is repaid may be borrowed again subject to any limitations based on financial covenants. In July 2008, we amended our credit facility to modify the consolidated net worth test to reduce the requirement by the cost of repurchases of common stock made after January 1, 2008.

As of March 31, 2010, we had approximately $75.2 million outstanding on the revolving portion of our credit facility and approximately $0.7 million of commitments under outstanding letters of credit, leaving approximately $194.1 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of March 31, 2010, the senior leverage covenant restricted that additional availability to approximately $136.2 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of March 31, 2010, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half (3.5) times trailing 12 month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing 12 month EBITDA as defined in the credit agreement. Our trailing 12 month EBITDA, as defined in the credit agreement, as of March 31, 2010 was approximately $108.3 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.5% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior 12 consecutive months. At March 31, 2010, our charge off ratio was 3.8% and was calculated based on average monthly charge-offs of $10 million and average transaction receivables of $278.9 million. We had charge-offs of $26.4 million during the three months ended March 31, 2010 and could have charged off an additional $21.9 million within the limits of this covenant for the three months ended March 31, 2010. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at March 31, 2010. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $4.6 million and $4.5 million at December 31, 2009 and March 31, 2010, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.6 million and $4.5 million at December 31, 2009 and March 31, 2010, respectively.

Operating Lease Obligations

We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space, and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company’s current Chairman is a member. Under the Aircraft Dry Lease, the Company may use Carabo’s aircraft from time to time in exchange for one dollar, standard usage expenses, and the Company’s fulfillment of its obligations under the Aircraft Dry Lease. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of March 31, 2010, our purchase obligations totaled approximately $8.2 million.

Impact of Inflation

We believe our results of operations are not dependent upon the levels of inflation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  All statements other than historical information or statements of current condition contained in this Annual Report, including statements regarding our future financial performance, our business strategy, and expected developments in our industry, are forward-looking statements. The words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” and similar expressions are intended to identify forward-looking statements.

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

•                  theft and employee errors; and

•                  the other matters set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2009 or March 31, 2010. The weighted average interest rate on our $141.1 million of variable interest debt as of December 31, 2009 was approximately 3.13%. The weighted average interest rate on our $75.2 million of variable interest debt as of March 31, 2010 was approximately 3.12%.

We had total interest expense of $1.7 million and $1.2 million for the three months ended March 31, 2009 and 2010, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.8 million and $0.5 million for the three months ended March 31, 2009 and 2010, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2009 or March 31, 2010.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $1.9 million and $2.4 million as of December 31, 2009 and March 31, 2010, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors.” of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, results of operations, financial condition, future results and the trading price of our common stock. The following items are changes and additions to the risks and uncertainties previously disclosed.

A federal law that imposes a national cap on our fees and interest or prohibits or severely restricts cash advance services would likely eliminate our ability to continue our current operations.

Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress.  Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation.  In 2008 and 2009, bills were introduced that would have placed a cap of 36% on the effective annual percentage rate (“APR”) on all consumer loan transactions. Another bill would have placed a 15-cent-per-dollar borrowed ($0.15/$1.00) cap on fees for cash advances and would have implemented other consumer protections.  Recently, Senator Kay Hagan introduced a bill that would limit to six the number of cash advances a consumer would be permitted to receive in any twelve-month period.  Additionally, Congress has been debating the creation of a Consumer Finance Protection Agency (“CFPA”), which would establish additional regulatory restrictions on consumer finance transactions and could expressly restrict cash advance transactions.  Any federal legislative or regulatory action that restricts cash advances and similar services could have a material adverse effect on our business, prospects, results of operation, and financial condition.  Any federal law that would impose a national 36% APR limit or prohibit or severely restrict cash advance services would likely eliminate our ability to continue our current operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended March 31, 2010:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 to January 31	—	$—	—	—
February 1 to February 28	50,124	5.22	—	—
March 1 to March 31	1,784	6.18	—	—
Total	51,908	$5.25	—	—

(1)                                 Based on trade date.

(2)                                 This column includes 51,908 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

(3)                                 In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. Except as noted above, we did not repurchase any stock during the three months ended March 31, 2010.

ITEM 6.  EXHIBITS.

Exhibit	Description
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 33-118227).

10.2	Description of 2010 Cash Bonus Arrangement for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010).

31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

May 10, 2010	By:	/s/ J. PATRICK O’SHAUGHNESSY

J. Patrick O’Shaughnessy
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 33-118227).

10.2	Description of 2010 Cash Bonus Arrangement for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010).

31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).