Form 10-Q
period 2010-06-30
Advance America, Cash Advance Centers, Inc.
filed 2010-08-06
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2010
Common Stock, par value $.01 per share	62,202,821 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and six months ended June 30, 2010

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Part II. Item 1A. Risk Factors” of this Quarterly Report as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2009 and June 30, 2010

(in thousands, except per share data)

	December 31, 2009	June 30, 2010
Assets
Current assets
Cash and cash equivalents	$38,189	$14,232
Advances and fees receivable, net	204,234	192,761
Deferred income taxes	19,145	19,145
Other current assets	17,383	20,934
Total current assets	278,951	247,072
Restricted cash	4,366	3,800
Property and equipment, net	31,839	26,248
Goodwill	127,031	126,812
Other assets	3,964	3,501
Total assets	$446,151	$407,433
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,562	$11,634
Accrued liabilities	31,432	31,434
Income taxes payable	11,400	—
Accrual for third-party lender losses	4,528	3,973
Current portion of long-term debt	851	875
Total current liabilities	61,773	47,916
Revolving credit facility	141,058	106,299
Long-term debt	4,367	3,861
Deferred income taxes	23,349	23,349
Deferred revenue	2,717	1,787
Other liabilities	274	300
Total liabilities	233,538	183,512
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,614 and 62,156 outstanding as of December 31, 2009 and June 30, 2010, respectively	968	968
Paid-in capital	290,146	289,879
Retained earnings	182,765	193,618
Accumulated other comprehensive loss	(1,934)	(2,468)
Common stock in treasury (35,207 and 34,665 shares at cost at December 31, 2009 and June 30, 2010, respectively)	(259,332)	(258,076)
Total stockholders’ equity	212,613	223,921
Total liabilities and stockholders’ equity	$446,151	$407,433

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2009 and 2010

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total Revenues	$150,124	$141,357	$306,517	$285,755
Center Expenses:
Salaries and related payroll costs	45,404	44,119	92,917	91,704
Provision for doubtful accounts	33,012	25,058	54,110	37,792
Occupancy costs	23,247	21,993	48,020	45,464
Center depreciation expense	3,260	2,559	6,983	5,256
Advertising expense	8,935	6,567	11,116	10,202
Other center expenses	11,606	9,937	24,312	21,448
Total center expenses	125,464	110,233	237,458	211,866
Center gross profit	24,660	31,124	69,059	73,889
Corporate and Other Expenses (Income):
General and administrative expenses	13,798	16,623	27,869	33,264
Legal settlements	—	2,350	—	2,388
Corporate depreciation expense	679	701	1,367	1,391
Interest expense	1,595	1,097	3,294	2,274
Interest income	(17)	(5)	(34)	(18)
(Gain)/loss on disposal of property and equipment	(80)	152	(47)	320
Loss on impairment of assets	—	654	2,209	654
Income before income taxes	8,685	9,552	34,401	33,616
Income tax expense	2,043	4,430	12,616	15,007
Net income	$6,642	$5,122	$21,785	$18,609
Net income per common share:
Basic	$0.11	$0.08	$0.36	$0.30
Diluted	$0.11	$0.08	$0.35	$0.30
Dividends declared per common share	$0.0625	$0.0625	$0.125	$0.125
Weighted average number of shares outstanding:
Basic	60,865	61,070	60,862	61,020
Diluted	61,657	61,742	61,545	61,680

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2010

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2009	96,821	$968	$290,146	$182,765	$(1,934)	(35,207)	$(259,332)	$212,613
Comprehensive income:
Net income	—	—	—	18,609	—	—	—	18,609
Foreign currency translation	—	—	—	—	(534)	—	—	(534)
Total comprehensive income								18,075
Dividends paid ($0.0625 per share)	—	—	—	(7,686)	—	—	—	(7,686)
Dividends payable	—	—	—	(70)	—	—	—	(70)
Purchases of treasury stock	—	—	—	—	—	(52)	(395)	(395)
Issuance of restricted stock	—	—	—	—	—	595	—	—
Vesting of restricted stock issued from treasury stock	—	—	(1,436)	—	—	—	1,436	—
Forfeitures of restricted stock	—	—	—	—	—	(42)	—	—
Amortization of restricted stock	—	—	790	—	—	—	—	790
Stock option expense	—	—	594	—	—	—	—	594
Stock option exercises	—	—	(215)	—	—	41	215	—
Balances, June 30, 2010	96,821	$968	$289,879	$193,618	$(2,468)	(34,665)	$(258,076)	$223,921

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2010

(in thousands)

	2009	2010
Cash flows from operating activities
Net income	$21,785	$18,609
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	8,380	6,647
Non-cash interest expense	320	320
Provision for doubtful accounts	54,110	37,792
(Gain)/loss on disposal of property and equipment	(47)	320
Loss on impairment of assets	2,209	654
Amortization of restricted stock	404	790
Stock option expense	615	594
Common stock issued to director in lieu of cash	7	—
Changes in operating assets and liabilities
Fees receivable, net	(11,713)	(6,703)
Other current assets	(7,947)	(3,551)
Other assets	98	137
Accounts payable	348	(1,906)
Accrued liabilities	(3,644)	(6)
Income taxes payable	(1,625)	(11,400)
Deferred revenue	(1,119)	(930)
Net cash provided by operating activities	62,181	41,367
Cash flows from investing activities
Changes in advances receivable	(17,060)	(20,410)
Changes in restricted cash	(3,048)	566
Proceeds from sale of property and equipment	219	2
Purchases of property and equipment	(1,874)	(2,122)
Net cash used in investing activities	(21,763)	(21,964)
Cash flows from financing activities
Payments on revolving credit facility, net	(31,582)	(34,759)
Payments on mortgage payable	(218)	(234)
Payments on note payable	(68)	(248)
Proceeds from overdraft facility, net	68	—
Purchases of treasury stock	(5)	(395)
Payments of dividends	(7,623)	(7,686)
Changes in book overdrafts	(2,326)	(2)
Net cash used in financing activities	(41,754)	(43,324)
Effect of exchange rate changes on cash and cash equivalents	73	(36)
Net decrease in cash and cash equivalents	(1,263)	(23,957)
Cash and cash equivalents, beginning of period	16,017	38,189
Cash and cash equivalents, end of period	$14,754	$14,232

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,107	$2,380
Income taxes	20,307	30,389
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	8	22
Restricted stock dividends payable	81	70

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2010.

Description of Business

The Company conducts business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit service organization and other state laws whereby cash advances are made directly to customers. The Company’s operations in the United Kingdom are conducted in accordance with applicable English law. The Company’s operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Revenue Recognition

Revenues can be characterized as fees and/or interest depending on the Company’s business operations and product offerings under enabling regulations. Revenue is generally recognized on a constant-yield basis ratably over the term of each cash advance.

Between November 2008 and February 2010, the Company offered in Virginia a line of credit product with a 25-day billing cycle. In March 2010 the Company discontinued offering new open-ended lines of credit but continued to service existing lines of credit in Virginia. The Company will stop providing new draws on existing lines of credit by October 1, 2010. Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date. Revenue for this product is recorded when fees and interest are charged to the customer’s account and therefore revenue is not recognized on a ratable basis.

The Company has entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Concentration of Risk

For the three months ended June 30, 2009 and 2010, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 48% and 50%, respectively, of the Company’s total revenues. For the six months ended June 30, 2009 and 2010, total revenues within the Company’s five largest states accounted for approximately 49% and 50%, respectively, of the Company’s total revenues. The states that represent the Company’s five largest states change from time to time.

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

Center Closing Costs

Center closing costs represent management’s estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expenses related to closing a center. Additionally, closing or consolidating centers could result in the impairment of receivables, long-lived assets, or goodwill. A liability for severance payments is recognized when management: (i) decides to close a center and this plan is unlikely to change; (ii) determines that an employee cannot be relocated to another center; and (iii) informs the employee of the termination and the benefits that will be paid. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the date the leased property is no longer used. All other expenses are recorded when incurred.

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The allowance for doubtful accounts represents management’s estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company’s balance sheet. The accrual for third-party lender losses represents management’s estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 16) and is recorded as a current liability on the Company’s balance sheet.

The allowance for doubtful accounts and the accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors, including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, and the relative mix of new centers within a state, are also evaluated to determine whether the results from the analytical models should be revised.

The Company has charged the portion of advances and fees deemed to be uncollectible against the allowance for doubtful accounts and credited any subsequent recoveries, including sales of debt, to the allowance for doubtful accounts.

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer’s check was returned, the Automated Clearing House (“ACH”) authorization was rejected by the customer’s bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our line of credit and installment loan products. Unpaid advances, installment loans, or lines of credit customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

Management believes that the allowance for doubtful accounts and accrual for third-party lender losses are adequate. Management’s ongoing evaluation of the adequacy of the allowance for doubtful accounts and accrual for third-party lender losses is based on its evaluation of the advances and loans outstanding, historical experience, and such other factors that, in management’s judgment, deserve consideration in estimating probable losses.

Goodwill

The Company has approximately $126.8 million of goodwill as of June 30, 2010. Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually as of September 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performances and anticipated future earnings.

The Company has approximately $4.2 million of goodwill in its United Kingdom operations. As of June 30, 2010, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level for the trailing twelve months. The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow and do not break-even, an impairment charge related to its goodwill is possible.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three months ended June 30, 2009 and 2010, 219,851 and 163,902, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the six months ended June 30, 2009 and 2010, 219,851 and 167,236, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and six months ended June 30, 2009 and 2010, options to purchase 1,567,500 and 1,555,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	60,865	61,070	60,862	61,020
Effect of dilutive unvested restricted stock	421	334	386	318
Effect of dilutive outstanding stock options	371	338	297	342
Weighted average number of common shares outstanding—diluted	61,657	61,742	61,545	61,680

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Standard ASC 810-30, “Variable Interest Entities” (“ASC 810-30”). ASC 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. ASC 810-30 is effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of ASC 810-30 during the quarter ended March 31, 2010 did not have a material impact on the Company’s financial position or results of operations.

In July 2010, FASB issued Accounting Standard Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). The ASU amends FASB Accounting Standards CodificationTM Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management has not yet evaluated the impact of ASU No. 2010-20 on the Company’s financial position or results of operations.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Advances receivable	$200,110	$186,279
Fees and interest receivable	34,497	31,600
Returned items receivable	36,255	30,633
Other	6,112	4,002
Allowance for doubtful accounts	(53,031)	(45,636)
Unearned revenues	(19,709)	(14,117)
Advances and fees receivable, net	$204,234	$192,761

Included in advances, fees and interest receivables are amounts that may be past due that do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Beginning balance	$53,254	$40,538	$59,441	$53,031
Provision for doubtful accounts	32,319	24,448	54,217	38,347
Charge-offs	(34,862)	(23,157)	(71,405)	(57,759)
Recoveries	6,199	3,807	14,657	12,017
Ending balance	$56,910	$45,636	$56,910	$45,636

Changes in the accrual for third-party lender losses for the three and six months ended June 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Beginning balance	$3,160	$3,363	$3,960	$4,528
Provision for doubtful accounts	693	610	(107)	(555)
Ending balance	$3,853	$3,973	$3,853	$3,973

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and six months ended June 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Beginning balance	$56,414	$43,901	$63,401	$57,559
Provision for doubtful accounts	33,012	25,058	54,110	37,792
Charge-offs	(34,862)	(23,157)	(71,405)	(57,759)
Recoveries	6,199	3,807	14,657	12,017
Ending balance	$60,763	$49,609	$60,763	$49,609

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Prepaid income taxes	$3,637	$7,621
Prepaid rent	6,287	5,995
Prepaid insurance	2,874	2,404
Prepaid taxes and licenses	1,558	1,241
Prepaid workers compensation loss fund	346	346
Other	2,681	3,327
Total	$17,383	$20,934

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Employee compensation	$9,191	$12,567
Workers’ compensation	4,996	4,950
Legal fines and settlements	6,666	2,948
Straight-line rent accrual	2,142	1,668
Deferred revenue	1,709	1,625
Leasehold maintenance expenses	1,130	1,545
Center closing costs	817	1,541
Legal fees	547	1,086
Property, sales and franchise taxes	519	908
Accounting and tax fees	528	865
Severance	41	225
Advertising	770	101
Construction in progress	72	22
Other	2,304	1,383
Total	$31,432	$31,434

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by certain of its current and former officers and directors in responding to inquiries, or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of June 30, 2010.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys’ fees and costs of suit, and punitive damages.  The complaint also seeks certain injunctive relief. The parties are engaged in discovery and the Company anticipates that the case will proceed to trial in 2011.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims. The Company has appealed this decision.

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

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against the Company’s Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleged that the arbitration clause and class action waiver in the Company’s subsidiary’s customer loan agreements were unconscionable, that the Company’s subsidiary’s practices violated the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay. The lawsuit sought certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver was unconscionable and injunctive relief. On May 27, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement does not involve an admission of wrongdoing or liability and is subject to court approval and certain other conditions before it becomes final and the lawsuit is concluded. Pursuant to the terms of the settlement agreement, the case will be dismissed, the Company and all other defendants will be released from any and all claims and liability, the Company will establish a settlement pool of approximately $2 million for payments and/or credits to settle the claims of certain customers of the Company’s Missouri subsidiary and payment of all attorney fees, class action administration fees, and other fees and expenses related to the litigation, and the Company’s subsidiary will offer discounts on the repayment of certain defaulted loans and on fees to certain class members for future loans. The Company has taken a charge against earnings in the second quarter of 2010 of approximately $2 million to cover the estimated costs of settlement.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and the Company’s former Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic constituted an alleged “rent a charter” relationship and therefore Republic was not the “true lender” of the cash advances it offered. The lawsuit also claims that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws. The lawsuit seeks an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, along with three times the interest and/or fees associated with those advances, which could, under certain circumstances, total approximately $220 million, plus attorneys’ fees and other unspecified costs. The Company sought to enforce the arbitration provisions in the customer agreements. The trial court granted class certification and ruled that the arbitration clause is unenforceable. The Company has appealed this ruling.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name the Company as a defendant, and to seek damages, fines, and penalties under Pennsylvania’s CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal was stayed, pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp. In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen.  The appeals of the parties in this case will now proceed.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal was stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp.  In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. The appeals of the parties in this case will now proceed.

Clerk  v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., of Pennsylvania, et al.

On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleges that the practices of the Company’s subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action’s proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against the Company’s Pennsylvania subsidiaries was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases. The matter was stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. Animal Feeds International Corp.  In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. The litigation will now proceed before the trial court.

Class Actions Against South Carolina Subsidiary

Eight separate putative class actions have been filed in South Carolina against the Company’s subsidiary Advance America, Cash Advance Centers of South Carolina, Inc. and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 in the Richland County Court of Common Pleas (collectively the “South Carolina Claimants”). The allegations and relief sought are similar in each case. Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys’ fees and costs. Each of the lawsuits has been joined to ongoing litigation in the

South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including the Company, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. On June 2, 2010, the Company, several other unaffiliated defendants, and the class representatives entered into a settlement agreement. The settlement agreement does not involve an admission of wrongdoing or liability on the part of the Company or its South Carolina subsidiary. Pursuant to the terms of the settlement agreement, the Company and its South Carolina subsidiary will be released from any and all claims associated with this lawsuit. The Company does not expect to incur any charges in connection with the settlement beyond the charge of $0.9 million the Company recorded for the fourth quarter of 2009.

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

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers which would have a negative impact on the Company’s operations in Ohio. This rule was scheduled to become effective by May 1, 2010, but has been temporarily stayed by the Court of Common Pleas of Franklin County, Ohio pending the outcome of certain litigation involving the state and unrelated third parties.

Virginia Legislation

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders. The Company continues to offer cash advances in Virginia in conformance with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited the Company’s ability to offer the open-ended lines of credit effective March 1, 2010.  As a result, the Company ceased offering new open-ended lines of credit in February 2010 and will stop providing advances on existing lines of credit on or before October 1, 2010.

During the six months ended June 30, 2010, the Company closed 53 centers in Virginia. For the three and six months ended June 30, 2010, closing costs of approximately $1.3 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and center salaries and related payroll costs of $0.3 million. At this time, the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Virginia.

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

During the six months ended June 30, 2010, the Company closed 17 centers in Washington. For the three and six months ended June 30, 2010, closing costs of approximately $0.3 million and $0.5 million, respectively, are included in the income statement.

In July 2010, the Company announced our intention to close approximately 30 additional centers in Washington. If the Company closes all of its centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.9 million to $4 million, and the collectability of advances and fees receivable in Washington may be impaired. As of June 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $4.2 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Washington.

Arizona Legislation

An existing law permitting cash advances in Arizona expired June 30, 2010. The Company announced that it intends to cease operations in its remaining 47 centers in Arizona. The Company estimates the closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets to range from $1.1 million to $2 million. An impairment charge of approximately $191,000 was recognized during the three months ended June 30, 2010. The cessation of the Company’s Arizona operations did not result in any impairment of goodwill.

South Carolina Legislation

A new law in South Carolina became effective January 1, 2010 that, among other things, implements a statewide database to monitor the number of cash advances made to customers within that state. Although the Company expects this law to negatively impact its revenue and profitability in South Carolina, management currently believes operations will remain economically viable in this state.

Kentucky Legislation

A new law in Kentucky became effective in the first half of 2010 that, among other things, implements a statewide database to monitor the number of cash advances made to customers within that state. Although the Company expects this law to negatively impact its revenue and profitability in Kentucky, management currently believes operations will remain economically viable in this state.

Rhode Island Legislation

A new law became effective in Rhode Island on July 1, 2010, that reduced the maximum allowable fees to be charged on a cash advance from $15 per $100 to $10 per $100. Although the Company expects this law to have a negative impact on its revenue and profitability in Rhode Island, management currently believes operations will remain economically viable in this state.

Colorado Legislation

A new law becomes effective in Colorado on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and creates a new regime of permitted finance, interest, and other charges. The Company believes that this law will negatively impact its revenue and profitability in Colorado. If management determines that it is no longer economically viable to operate these centers, the Company may close or consolidate some or all of its centers.

During the six months ended June 30, 2010, the Company closed five centers in Colorado.  For the three and six months ended June 30, 2010,  closing costs of approximately $0.4 million are included in the income statement as an increase in other center expenses of $0.2 million and a loss on impairment of assets of $0.2 million.

In July 2010, the Company announced our intention to close approximately 25 additional centers in Colorado. If the Company closes all of its centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.3 million to $2.4 million, and the collectability of advances and fees receivable in Colorado most likely would be impaired. As of June 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.5 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Colorado.

Wisconsin Legislation

A new law becomes effective in Wisconsin on January 1, 2011 that limits the total amount of cash advances a customer may have outstanding, allows an extended payment plan on each cash advance, and implements a statewide database to monitor the number of cash advances. Although the Company expects this law to have a negative impact on its revenue and profitability in Wisconsin, management currently believes operations will remain economically viable in this state.

Illinois Legislation

A new law becomes effective in Illinois on March 21, 2011 that will change the terms of the installment loan product currently offered in Illinois and negatively affect the profitability of this product. However, the new law creates a longer term product with multiple installments and applicable fees. The Company intends to offer products in conformance with the new legislation. Although the Company expects this law to have a negative impact on its revenue and profitability in Illinois, management currently believes operations will remain economically viable in this state.

Federal Financial Reform

On July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new federal legislation creates the Bureau of Consumer Financial Protection (the “BCFP”), which will have authority to regulate the Company’s industry. It is unknown what effect this legislation will have on the Company until such time as the BCFP promulgates regulations.

Other Commitments and Contingencies

At June 30, 2010, the Company had approximately $2.1 million in unfunded commitments to lend to customers in Virginia under existing lines of credit.

7. Capital Stock and Stock-Based Compensation Plans

The Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers and other key employees of the Company. Under these plans, 5,200,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. As of June 30, 2010, 1,615,965 shares were available for grant under the plans. Additionally, during 2005, the Company granted stock options and shares of restricted stock to its President and Chief Executive Officer under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively. Both of these agreements are separate from the Company’s 2004 Omnibus Stock Plan.

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

•                  Expected term—The expected term represents the period during which the Company’s stock options are expected to be outstanding. The Company based its determination of the expected term by giving consideration to the contractual terms of the stock option awards, vesting schedules, expectations of future employee behavior and published academic research regarding exercise behavior.  For the options granted in the first six months of 2009, the Company assumed that the options would be exercised on their exercise date because the high dividend rate on the grant date relative to the strike price would make immediate exercise the likely behavior.

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

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the six months ended June 30, 2009: an expected term of two years; an expected volatility of 66%; an expected dividend yield of 21.9%; and a risk-free rate of 1.03%. There were no stock options granted during the six months ended June 30, 2010.

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 is $0.12 per option, which is being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2010 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,996,336	982,333
Range of exercise prices	$1.14 - $14.70	$1.14 - $14.70
Weighted average exercise price	$9.49	$11.23
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	5.9	6.1

A summary of the Company’s restricted stock activity for the six months ended June 30, 2010 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2009	722,743	$3.10
Granted	594,202	$5.29
Vested	(139,992)	$1.60
Forfeited	(93,908)	$2.57
Nonvested at June 30, 2010	1,083,045	$4.87

The total grant date fair value of restricted shares vested during both the six months ended June 30, 2009 and 2010 was approximately $0.2 million. The total fair market value of these shares on the dates vested was approximately $26,000 and $0.7 million, for the six months ended June 30, 2009 and 2010, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2009 and 2010 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Restricted stock	$207	$458	$404	$790
Stock options	302	296	615	594
Total stock-based compensation expense	$509	$754	$1,019	$1,384

As of June 30, 2010, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $6.4 million. The weighted average period over which this expense is expected to be recognized is approximately 2.8 years.

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

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender as of and for the three and six months ended June 30, 2009 and 2010.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of June 30, 2009 and 2010, the third-party lender’s outstanding cash advances and interest receivable, which were not recorded on the Company’s balance sheet, totaled approximately $17.5 million and $17.8 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these cash advances were to become uncollectible, the Company would also be required to pay the third-party lender all related non-sufficient funds (“NSF”) fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender cash advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at June 30, 2009 and 2010 was approximately $3.9 million and $4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company’s behalf in Illinois and Washington, D.C.  Included in general and administrative expenses, for the three and six months ended June 30, 2009, are expenses of approximately $70,000 and $121,000, respectively, related to this consulting arrangement.  In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three year vesting period.  Included in general and administrative expense related to the amortization of this restricted stock grant is approximately $1,000 and $1,400 during the three months ended June 30, 2009 and 2010, respectively, and approximately $2,000 and $2,800, during the six months ended June 30, 2009 and 2010, respectively.

Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses, legal expenses, and operating leases for office space, of approximately $67,000 and $44,000 for the three months ended June 30, 2009 and 2010, respectively, and approximately $124,000 and $129,000 for the six months ended June 30, 2009 and 2010, respectively.

Under a time-share arrangement, the Company’s current Chairman and former Chairman have used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman and formerly owned, in part, by the Company’s current Chairman. Included in accounts receivable at June 30, 2010 is a $4,000 net receivable related to this arrangement.

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

The Company’s former Chairman’s brother is a partner of a law firm that provides the Company with certain routine legal services. During the three and six months ended June 30, 2010, the Company incurred costs and expenses of approximately $16,000 and $27,000, respectively, for those services.

The Company incurred costs and expenses of approximately $158,000 and $241,000 for the six months ended June 30, 2009 and 2010, respectively, for the advancement of the expenses incurred by certain of the Company’s current and former officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the U.S. Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities. These costs were incurred by the Company pursuant to indemnification agreements that require the Company to advance expenses to, and may require the Company to indemnify its current and former officers and directors for, damages incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s Chief Executive Officer on July 22, 2009.

10. Revolving Credit Facility and Long-Term Debt

In March 2008, the Company amended and restated its prior revolving credit facility with a syndicate of banks. This credit facility now provides the Company with a $270 million revolving line of credit, which includes the ability to issue up to $25 million in letters of credit. This revolving credit facility matures on March 24, 2013. The Company has the option to increase the revolving credit facility by an additional $95 million, subject to compliance with the credit agreement’s covenants and conditions and upon receipt of sufficient commitments from lenders in the lending syndicate.

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at June 30, 2010.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of June 30, 2010, the applicable margin for the prime-based rate was 1.50% and the applicable margin for the LIBOR-based rate was 2.50%.

As of June 30, 2010, the Company had $106.3 million outstanding on the revolving portion of the credit facility and $0.7 million of standby letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2009 and June 30, 2010.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $4.6 million and $4.4 million at December 31, 2009 and June 30, 2010, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of the Company’s corporate headquarters (land, land improvements and building) was approximately $4.6 million and $4.5 million at December 31, 2009 and June 30, 2010, respectively.

The fair market value of the Company’s long-term debt is estimated using a discounted cash flow analysis and was approximately $5.9 million at December 31, 2009 and $5.3 million at June 30, 2010.

11.  Income Taxes

The effective income tax rate as a percentage of income before income taxes was 23.5% and 46.4% for the three months ended June 30, 2009 and 2010, respectively. The effective income tax rate as a percentage of income before income taxes was 36.7% and 44.6% for the six months ended June 30, 2009 and 2010, respectively.

The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2009 and June 30, 2010, the Company had $0.7 million and $0.9 million of total gross unrecognized tax benefits including interest, respectively. Of this total approximately $0.7 million and $0.9 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The increase in the total gross unrecognized tax benefit including interest during the three months ended June 30, 2010, is primarily attributable to the accrual of another three months of interest and the accrual of the current year’s uncertain positions.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, the Company had approximately $0.1 million accrued for gross interest, of which approximately $13,000 was a current period expense. The Company has determined that it is possible that the total amount of unrecognized tax benefits that relate to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. income taxes, as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2005, although carry forward attributes that were generated prior to 2005 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period. The income tax returns for the years 2005 through 2008 are under examination by a state taxing authority that has completed its examinations and issued a proposed assessment for tax years 2005 through 2008. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $0.9 million through June 30, 2010. At this time, it is too early to predict the final outcome of this matter.

12. Subsequent Events

On July 28, 2010, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on September 3, 2010 to shareholders of record on August 24, 2010.

In July 2010, the Company announced its intention to close approximately 30 additional centers in Washington and approximately 25 additional centers in Colorado. See Note 6. Commitments and Contingencies — Changes in Legislation.

On August 5, 2010, the Company entered into a Time Sharing Agreement with Johnson Management, LLC, a limited liability company that is owned by George D. Johnson, Jr., the Company’s former Chairman and the beneficial owner of more than five percent of the Company’s common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to-month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil, and lubricants used on the flight. The Company intends to use the aircraft for business purposes when the Company-owned aircraft is unavailable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Part I. Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II. Item 1.A “Risk Factors” of this Quarterly Report and “Forward-Looking Statements” at the end of this section for further discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers typically provide short-term, unsecured cash advances that are due on the customers’ next payday. As of June 30, 2010, we operated 2,438 centers in 32 states in the United States, 21 centers in the United Kingdom and 17 centers in Canada, and had 66 limited licensees in the United Kingdom.

Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advance services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers’ use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”), which is an industry trade group composed of our Company and more than 100 other companies engaged in the cash advance services industry.

Cash Advance Services

Our primary business is offering cash advance services, which include cash advances, installment loans, and lines of credit. However, we offer additional complimentary products and services.

In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for cash advances ranging from single and installment closed-end terms to revolving lines of credit with open-ended terms. The particular cash advance services offered in any given location may change from time to time depending upon changes in state law and federal law. Additionally, where permitted by applicable law, we may service customers for a third-party lender. In Texas, where we operate as a Credit Services Organization (“CSO”), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services currently offered also vary by jurisdiction and range up to 22% of the amount of the cash advance.

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

In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. In the future we may consider other criteria in evaluating cash advances. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

Payment Plans

In most states, a customer may qualify for an extended payment plan (“Payment Plan”). Generally, the terms of our Payment Plans conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Typically, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for installment loans or lines of credit. The third-party lender in Texas does not offer a Payment Plan for advances to its customers. The third-party internet lenders offer Payment Plans as required by state law.

Certain states also provide for credit counseling plans. If a customer informs us that he or she has entered into a credit counseling plan, we work with the credit counselor and the customer to create a modified payment plan.

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

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or ACH debit clears. For the year ended December 31, 2009, and the six months ended June 30, 2010, we deposited customer checks or presented an ACH authorization for approximately 5.9% and 6.1%, respectively, of all customer checks we received and approximately 30% and 36%, respectively, of these deposited customer checks or presented ACH’s cleared.  If the customer’s check or ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Number of centers open at end of period	2,635	2,476	2,635	2,476
Number of customers served—all credit products (thousands)	743	738	944	933
Number of cash advances originated (thousands) (1)	2,553	2,413	4,975	4,699
Aggregate principal amount of cash advances originated (thousands) (1)	$916,093	$888,266	$1,789,462	$1,727,254
Average amount of each cash advance originated (1)	$359	$368	$360	$368
Average charge to customers for providing and processing a cash advance (1)	$53	$55	$53	$55
Average duration of a cash advance (days) (1),(2)	17.5	18.0	17.4	18.0
Average number of lines of credit outstanding during the period (thousands) (3)	26	12	30	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$11,363	$4,078	$15,341	$4,553
Average principal amount on each line of credit outstanding during the period (3)	$421	$273	$497	$282
Number of installment loans originated (thousands) (4)	9	9	16	17
Aggregate principal amount of installment loans originated (thousands) (4)	$3,938	$4,506	$6,723	$7,879
Average principal amount of each installment loan originated (4)	$436	$475	$431	$474

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

The provision for doubtful accounts decreased from 22% of revenues, or $33 million, and 17.7% of revenues, or $54.1 million, for the three months and six months ended June 30, 2009, respectively, to 17.7% of revenues, or $25.1 million, and 13.2% of revenues, or $37.8 million, for the same periods in 2010.

This decrease is primarily due to an improvement in the loss rates in Virginia and a reduction of approximately $12.9 million in gross receivables related to the Virginia line of credit product at June 30, 2010 compared to June 30, 2009.

During the three and six months ended June 30, 2009, we also received proceeds from the sale of receivables in the amount of $2.2 million, compared to $0.1 and $0.7 million for the three and six months ended June 30, 2010, respectively.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 23.5% and 46.4% for the three months ended June 30, 2009 and 2010, respectively. The effective income tax rate as a percentage of income before income taxes was 36.7% and 44.6% for the six months ended June 30, 2009 and 2010, respectively.

Changes in Legislation

During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the Bureau of Consumer Financial Protection, which will have authority to regulate companies that provide consumer financial services. At the state level, a 2009 law in Virginia prompted us to change our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling and additional legislation limited our ability to offer and service the open-ended line of credit product in Virginia. As a result, we have consolidated a number of our centers in Virginia, and we may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable to maintain. In the State of Washington a January 1, 2010 law places a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight advances in any one year. As a result, we expect our revenues and profits in Washington will be significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. New laws in each of South Carolina and Kentucky implement a statewide database to monitor the number of loans made to customers. New Colorado legislation permits a multiple installment loan that we expect will significantly lower our revenues and profits in Colorado. Further, legislation permitting cash advances in Arizona expired on July 1, 2010, and as a result, we have ceased operations in Arizona. Legislation in Mississippi that is scheduled to expire in 2012 may not be renewed or could be modified in a manner that affects our operations negatively. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuing operations, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services.

Operations in Ohio

In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than our former cash advance product and, as a result, we have closed some of our centers in Ohio. In the third quarter of 2009, we stopped offering small loans and began to offer cash advances pursuant to the Ohio Second Mortgage Act as a registered second mortgage lender. A rule issued by the Ohio Division of Financial Institutions in the first quarter of 2010, and temporarily stayed by the Ohio courts pending the outcome of certain litigation between that state and unrelated third parties, would, if enforced, restrict certain activities by licensed check cashers and could have a further negative impact on our operations in Ohio.

For the three months ended June 30, 2009 and 2010, 5.5% and 7.2%, respectively, of our total revenues were generated from our operations in Ohio. For the six months ended June 30, 2009 and 2010, 5.3% and 7.1%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$8,221	$10,135	$16,295	$20,202
Total center expenses	9,409	7,776	18,565	15,184
Center gross profit (loss)	$(1,188)	$2,359	$(2,270)	$5,018

Operations in Virginia

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders.  We continue to offer cash advances in Virginia in conformance with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited our ability to offer the open-ended lines of credit effective March 1, 2010. As a result, we ceased offering new open-ended lines of credit in February 2010 and have continued to service existing lines of credit since that time. Because of additional legislation that was passed in 2010, we will stop providing new draws on existing lines of credit on or before October 1, 2010.

During the six months ended June 30, 2010, we closed 53 centers in Virginia. For the three and six months ended June 30, 2010, closing costs of approximately $1.3 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and center salaries and related payroll costs of $0.3 million. At this time we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Virginia.

For the three months ended June 30, 2009 and 2010, 8.6% and 4.5%, respectively, of our total revenues were generated from our operations in Virginia. For the six months ended June 30, 2009 and 2010, 10.6% and 4.7%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$12,902	$6,378	$32,591	$13,459
Total center expenses	13,968	4,707	29,916	10,758
Center gross profit (loss)	$(1,066)	$1,671	$2,675	$2,701

Operations in Washington

A law became effective in the State of Washington on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. We believe this law will negatively affect our revenue and profitability in that state and, as a result, we may close or consolidate some or all of our centers in Washington.

During the six months ended June 30, 2010, we closed 17 centers in Washington. For the three and six months ended June 30, 2010, closing costs of approximately $0.3 million and $0.5 million, respectively, are included in the income statement.

In July 2010, we announced our intention to close approximately 30 additional centers in Washington. If we close all of our centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.9 million to $4 million, and the collectability of advances and fees receivable in Washington may be impaired. As of June 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $4.2 million. At this time, we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Washington.

For the three months ended June 30, 2009 and 2010, 4.3% and 1.1%, respectively, of our total revenues were generated from our operations in Washington. For the six months ended June 30, 2009 and 2010, 4.2% and 1.3%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$6,396	$1,584	$12,807	$3,792
Total center expenses	4,867	3,393	9,671	7,004
Center gross profit (loss)	$1,529	$(1,809)	$3,136	$(3,212)

Operations in South Carolina

A new law in South Carolina became effective January 1, 2010 that, among other things, prohibits any consumer from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number of cash advances made to customers within that state. Although we believe this law will negatively affect our revenue and profitability in South Carolina, we currently believe operations will remain economically viable in this state.

For the three months ended June 30, 2009 and 2010, 5.2% and 3.4%, respectively, of our total revenues were generated from our operations in South Carolina. For the six months ended June 30, 2009 and 2010, 5.2% and 3.8%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$7,765	$4,818	$15,883	$10,783
Total center expenses	5,644	5,118	10,776	9,773
Center gross profit (loss)	$2,121	$(300)	$5,107	$1,010

Operations in Kentucky

A new law in Kentucky became effective in the second quarter of 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of advances made to customers within that state. Although we believe this law will negatively affect our revenue and profitability in Kentucky, we currently believe operations will remain economically viable in this state.

For the three months ended June 30, 2009 and 2010, 1.2% and 0.9%, respectively, of our total revenues were generated from our operations in Kentucky. For the six months ended June 30, 2009 and 2010, 1.2% of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$1,864	$1,337	$3,747	$3,324
Total center expenses	1,483	1,600	2,931	3,040
Center gross profit (loss)	$381	$(263)	$816	$284

Operations in Colorado

A new law in Colorado will become effective on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and creates a new regime of permitted finance, interest, and other charges. We believe that this law will negatively affect our revenue and profitability in Colorado. We may close or consolidate some or all of our centers in Colorado if we determine that it is no longer economically viable to operate these centers.

During the six months ended June 30, 2010, we closed five centers in Colorado. For the three and six months ended June 30, 2010, closing costs of approximately $0.4 million are included in the income statement as an increase in other center expenses of $0.2 million and a loss on impairment of assets of $0.2 million.

In July 2010, we announced our intention to close approximately 25 additional centers in Colorado. If we close all of our centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.3 million to $2.4 million, and the collectability of advances and fees receivable in Colorado may be impaired. As of June 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.5 million. At this time we are not able to determine the amount of goodwill impairment, if any, that could result from closing our remaining centers in Colorado.

For the three months ended June 30, 2009 and 2010, 1.9% and 2.2%, respectively, of our total revenues were generated from our operations in Colorado. For the six months ended June 30, 2009 and 2010, 1.9% and 2.1%, respectively, of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$2,887	$3,044	$5,771	$6,120
Total center expenses	2,784	2,957	5,577	5,462
Center gross profit (loss)	$103	$87	$194	$658

Closings

Closing of Operations in Arizona. An existing law permitting cash advances in Arizona expired June 30, 2010. We announced that we intend to cease operations in our remaining 47 centers in Arizona. We estimate the closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets will range from $1.1 million to $2 million. An impairment charge of approximately $191,000 was recognized during the three months ended June 30, 2010. The cessation of our Arizona operations did not result in any impairment of goodwill.

For the three months ended June 30, 2009 and 2010, 2.3% and 2.4%, respectively, of our total revenues were generated from our operations in Arizona. For the six months ended June 30, 2009 and 2010, 2.4% of our total revenues were generated from our operations in Arizona. The following is a summary of financial information for our operations in Arizona for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$3,651	$3,226	$7,240	$6,933
Total center expenses	2,458	2,260	4,902	4,448
Center gross profit (loss)	$1,193	$966	$2,338	$2,485

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

The following is a summary of financial information for our operations in New Hampshire for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Total revenues	$9	$—	$134	$—
Total center expenses	90	49	1,190	49
Center gross profit (loss)	$(81)	$(49)	$(1,056)	$(49)

Centers

The following table illustrates the composition of our center network at December 31, 2009 and June 30, 2010:

State	December 31, 2009	June 30, 2010
Alabama	142	140
Arizona (1)	48	47
California	282	282
Colorado (2)	62	57
Delaware	16	14
Florida	241	242
Idaho	7	6
Illinois	65	62
Indiana	100	95
Iowa	34	34
Kansas	53	53
Kentucky	44	44
Louisiana	84	81
Michigan	151	151
Mississippi	61	61
Missouri	86	84
Montana	2	2
Nebraska	22	20
Nevada	13	12
North Dakota	6	3
Ohio	181	176
Oklahoma	67	66
Rhode Island	21	20
South Carolina	140	139
South Dakota	11	11
Tennessee	62	62
Texas	244	242
Utah	6	4
Virginia	139	86
Washington (3)	91	74
Wisconsin	62	58
Wyoming	10	10
Total United States	2,553	2,438
Canada	13	17
United Kingdom	21	21
Total	2,587	2,476

(1)          As previously announced, we will close all of our centers in Arizona during 2010.

(2)          As previously announced, we intend to close approximately 25 additional centers in Colorado during 2010.

(3)          As previously announced, we intend to close approximately 30 additional centers in Washington during 2010.

New centers

We had no center openings during the three months ended June 30, 2009.  We opened four and seven new centers during the six months ended June 30, 2009 and 2010, respectively. All seven centers opened in 2010 occurred during the second quarter.

Closed centers

We closed 105 and 26 centers during the three months ended June 30, 2009 and 2010, respectively. We closed 166 and 118 centers during the six months ended June 30, 2009 and 2010, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $1.7 million and $1.4 million for the three months ended June 30, 2009 and 2010, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $5.1 million and $3.2 million in the six months ended June 30, 2009 and 2010, respectively. The costs are included in the income statements for the three and six months ended June 30, 2009 and 2010, as shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Center salaries and related payroll costs	$168	$34	$408	$211
Occupancy and other center expenses	1,478	569	2,458	2,006
Loss on disposal of property and equipment	42	153	44	279
Loss on impairment of assets	—	654	2,209	654
	$1,688	$1,410	$5,119	$3,150

Seasonality

Our business is seasonal due to the impact of fluctuating demand for cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to school and holiday seasons and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and allowance for doubtful accounts are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year.

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

Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of the allowance for doubtful accounts, accrual for third-party lender losses, legal settlements, and regulatory loss contingencies. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. These amounts may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

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

The provision for doubtful accounts decreased from 22% of revenues, or $33 million, and 17.7% of revenues, or $54.1 million, for the three and six months ending June 30, 2009, respectively, to 17.7% of revenues, or $25.1 million, and 13.2% of revenues, or $37.8 million, for the same periods in 2010.

This decrease is primarily due to an improvement in the loss rates in Virginia and a reduction of approximately $12.9 million in gross receivables related to the Virginia line of credit product at June 30, 2010, compared to June 30, 2009.

During the three and six months ended June 30, 2009, we also received proceeds from the sale of receivables in the amount of $2.2 million compared to $0.1 million and $0.7 million for the three and six months ended June 30, 2010, respectively.

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

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer’s check was returned, the ACH authorization was rejected by the customer’s bank, or the default date, unless the customer has paid at least 15% of the total of his or her cash advance plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our line of credit and installment loan products. Unpaid cash advances or cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The second quarter of 2009 began on a Wednesday and ended on a Tuesday. The second quarter of 2010 began on a Thursday and ended on a Wednesday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of June 30, 2010, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.5 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of June 30, 2010, the carrying value of goodwill was $126.8 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill—Subsequent

Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $4.2 million of goodwill in our United Kingdom operations. As of June 30, 2010, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level for the trailing twelve months. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow and do not break-even, an impairment charge related to its goodwill is possible.

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

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2009 and June 30, 2010, financial statements include an accrual of approximately $5 million for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of June 30, 2010, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $6.4 million. The weighted average period over which this expense is expected to be recognized is approximately 2.8 years. See “Item 1. Financial Statements — Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010

The following tables set forth our results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2009		2010		Variance
		% Total		% Total	Favorable/(Unfavorable)
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$150,124	100.0%	$141,357	100.0%	$(8,767)	(5.8)%
Center Expenses:
Salaries and related payroll costs	45,404	30.2%	44,119	31.2%	1,285	2.8%
Provision for doubtful accounts	33,012	22.0%	25,058	17.7%	7,954	24.1%
Occupancy costs	23,247	15.5%	21,993	15.6%	1,254	5.4%
Center depreciation expense	3,260	2.2%	2,559	1.8%	701	21.5%
Advertising expense	8,935	6.0%	6,567	4.6%	2,368	26.5%
Other center expenses	11,606	7.7%	9,937	7.0%	1,669	14.4%
Total center expenses	125,464	83.6%	110,233	77.9%	15,231	12.1%
Center gross profit	24,660	16.4%	31,124	22.1%	6,464	26.2%
Corporate and Other Expenses (Income):
General and administrative expenses	13,798	9.2%	16,623	11.8%	(2,825)	(20.5)%
Legal settlements	—	—%	2,350	1.7%	(2,350)	(100.0)%
Corporate depreciation expense	679	0.4%	701	0.5%	(22)	(3.2)%
Interest expense	1,595	1.0%	1,097	0.8%	498	31.2%
Interest income	(17)	—%	(5)	—%	(12)	(70.6)%
(Gain)/loss on disposal of property and equipment	(80)	—%	152	0.1%	(232)	(290.0)%
Loss on impairment of assets	—	—%	654	0.5%	(654)	(100.0)%
Total corporate and other expenses	15,975	10.6%	21,572	15.4%	(5,597)	(35.0)%
Income before income taxes	8,685	5.8%	9,552	6.7%	867	10.0%
Income tax expense	2,043	1.4%	4,430	3.1%	(2,387)	(116.8)%
Net income	$6,642	4.4%	$5,122	3.6%	$(1,520)	(22.9)%

	Three Months Ended June 30,
	2009	2010
Center Information:
Number of centers open at beginning of period	2,740	2,495
Opened	—	7
Acquired	—	—
Closed	(105)	(26)
Number of centers open at end of period	2,635	2,476
Weighted average number of centers open during the period	2,681	2,480
Number of customers served—all credit products (thousands)	743	738
Number of cash advances originated (thousands) (1)	2,553	2,413
Aggregate principal amount of cash advances originated (thousands) (1)	$916,093	$888,266
Average amount of each cash advance originated (1)	$359	$368
Average charge to customers for providing and processing a cash advance (1)	$53	$55
Average duration of a cash advance (days) (1)(2)	17.5	18.0
Average number of lines of credit outstanding during the period (thousands) (3)	26	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$11,363	$4,078
Average principal amount on each line of credit outstanding during the period (3)	$421	$273
Number of installment loans originated (thousands) (4)	9	9
Aggregate principal amount of installment loans originated (thousands) (4)	$3,938	$4,506
Average principal amount of each installment loan originated (4)	$436	$475

(1)	Excludes lines of credit and installment loans.
(2)	Excludes the impact of extended payment plans.
(3)	We began offering lines of credit in Virginia in November 2008 and ceased offering new lines of credit to customers in Virginia in February 2010.
(4)	The installment loan activity reflects loans we originated as the lender in Illinois.

	Three Months Ended June 30,
	2009		2010		Variance Favorable/
		% Total		% Total	(Unfavorable)
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$56.0	100.0%	$57.0	100.0%	$1.0	1.8%
Center expenses:
Salaries and related payroll costs	16.9	30.2%	17.8	31.2%	(0.9)	(5.3)%
Provision for doubtful accounts	12.3	22.0%	10.1	17.7%	2.2	17.9%
Occupancy costs	8.7	15.5%	8.9	15.6%	(0.2)	(2.3)%
Center depreciation expense	1.2	2.2%	1.0	1.8%	0.2	16.7%
Advertising expense	3.3	6.0%	2.6	4.6%	0.7	21.2%
Other center expenses	4.3	7.7%	4.0	7.0%	0.3	7.0%
Total center expenses	46.7	83.6%	44.4	77.9%	2.3	4.9%
Center gross profit	$9.3	16.4%	$12.6	22.1%	$3.3	35.5%

Revenue Analysis

Total revenues decreased approximately $8.8 million during the three months ended June 30, 2010 compared to the same period in 2009. Total revenues for the 2,463 centers opened prior to April 1, 2009 and still open as of June 30, 2010 decreased $0.9 million, from $141.9 million for the three months ended June 30, 2009 to $141 million for the same period in 2010. Excluding revenues from Virginia, Washington, Kentucky, and South Carolina for the three months ended June 30, 2010, total revenues for the Company’s centers opened prior to April 1, 2009 and still open as of June 30, 2010 increased 7.9% compared to the same period in 2009. Centers opened prior to April 1, 2009 were at least three months and fifteen months old as of June 30, 2009 and 2010, respectively. Total revenues for the 13 centers opened after April 1, 2009 and still open as of June 30, 2010 increased $0.2 million, from zero for the three months ended June 30, 2009 to $0.2 million for the same period in 2010. Total revenues for the remaining 26 centers that closed represented a decrease of approximately $0.6 million for the three months ended June 30, 2010 compared to the same period in 2009.

Center Expense Analysis

Salaries and related payroll costs. The decrease of $1.3 million, or 2.8%, in salaries and related payroll costs for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to a reduction in the number of centers open during the three months ended June 30, 2010 as compared to June 30, 2009. A portion of the per center increase in salaries and related payroll costs was due to an increase in the average number of full-time equivalent field employees during the three months ended June 30, 2010 as compared to the same period in 2009.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased from 22% of revenues, or $33 million, for the three months ended June 30, 2009 to 17.7% of revenues, or $25.1 million, for the same period in 2010. This decrease is due primarily to an improvement in the loss rates and a reduction in total receivables at June 30, 2010 compared to June 30, 2009. The improvement in loss rates resulted from the phase-out of our line of credit in Virginia. During the three months ended June 30, 2009 and 2010, we received proceeds from the sale of receivables in the amount of $2.2 and $0.1 million, respectively.

Occupancy costs.  The decrease of $1.3 million, or 5.4%, in occupancy costs for the three months ended June 30, 2010 compared to the same period in 2009 was due primarily to a decrease in the number of centers open during the three months ended June 30, 2010 as compared to the same period in 2009.

Advertising expense.  Advertising expense decreased for the three months ended June 30, 2010 compared to the same period in 2009 due primarily to a decrease of approximately $2.3 million in direct mailing campaigns.

Other center expenses.  The decrease of $1.7 million, or 14.4%, in other center expenses for the three months ended June 30, 2010 compared to the same period in 2009 was due primarily to a decrease in bank charges, center closing costs, and the number of centers open during the three months ended June 30, 2010 as compared to the same period in 2009.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The increase in general and administrative expenses of approximately $2.8 million for the three months ended June 30, 2010 compared to the same period in 2009 was due primarily to:

•	higher legal expenses, net of any insurance reimbursements, of approximately $1.1 million;

•	an increase of approximately $0.9 million in salaries and expenses related to personnel; and

•	higher expenses of approximately $0.7 million related to an increase in consulting fees.

Legal Settlements. The increase in legal settlements of approximately $2.4 million for the three months ended June 30, 2010 compared to the same period in 2009 relates primarily to the $2.0 million settlement of the Missouri class action lawsuit.

Loss on disposal of property and equipment and loss on impairment of assets.  The increase of $0.9 million in these expenses for the three months ended June 30, 2010 relates to the consolidation of centers in the second quarter of 2010.

Interest expense.  The decrease in interest expense of $0.5 million for the three months ended June 30, 2010, as compared to 2009 was due to decreases in the average interest rates and the average outstanding loan balance during the period.

Income Tax Expense.  The effective income tax rate was 23.5% and 46.4% for the three months ended June 30, 2009 and 2010, respectively. The increase in income tax expense for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a reduction in state income taxes recognized at June 30, 2009 and other discrete items recognized at June 30, 2010.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010

The following tables set forth our results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2009		2010		Variance
		% Total		% Total	Favorable/(Unfavorable)
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$306,517	100.0%	$285,755	100.0%	$(20,762)	(6.8)%
Center Expenses:
Salaries and related payroll costs	92,917	30.3%	91,704	32.1%	1,213	1.3%
Provision for doubtful accounts	54,110	17.7%	37,792	13.2%	16,318	30.2%
Occupancy costs	48,020	15.7%	45,464	15.9%	2,556	5.3%
Center depreciation expense	6,983	2.3%	5,256	1.8%	1,727	24.7%
Advertising expense	11,116	3.6%	10,202	3.6%	914	8.2%
Other center expenses	24,312	7.9%	21,448	7.5%	2,864	11.8%
Total center expenses	237,458	77.5%	211,866	74.1%	25,592	10.8%
Center gross profit	69,059	22.5%	73,889	25.9%	4,830	7.0%
Corporate and Other Expenses (Income):
General and administrative expenses	27,869	9.1%	33,264	11.7%	(5,395)	(19.4)%
Legal settlements	—	—%	2,388	0.8%	(2,388)	(100.0)%
Corporate depreciation expense	1,367	0.4%	1,391	0.5%	(24)	(1.8)%
Interest expense	3,294	1.1%	2,274	0.8%	1,020	31.0%
Interest income	(34)	—%	(18)	—%	(16)	(47.1)%
(Gain)/loss on disposal of property and equipment	(47)	—%	320	0.1%	(367)	(780.9)%
Loss on impairment of assets	2,209	0.7%	654	0.2%	1,555	70.4%
Total corporate and other expenses	34,658	11.3%	40,273	14.1%	(5,615)	(16.2)%
Income before income taxes	34,401	11.2%	33,616	11.8%	(785)	(2.3)%
Income tax expense	12,616	4.1%	15,007	5.3%	(2,391)	(19.0)%
Net income	$21,785	7.1%	$18,609	6.5%	$(3,176)	(14.6)%

	Six Months Ended June 30,
	2009	2010
Center Information:
Number of centers open at beginning of period	2,797	2,587
Opened	4	7
Acquired	—	—
Closed	(166)	(118)
Number of centers open at end of period	2,635	2,476
Weighted average number of centers open during the period	2,744	2,513
Number of customers served—all credit products (thousands)	944	933
Number of cash advances originated (thousands) (1)	4,975	4,699
Aggregate principal amount of cash advances originated (thousands) (1)	$1,789,462	$1,727,254
Average amount of each cash advance originated (1)	$360	$368
Average charge to customers for providing and processing a cash advance (1)	$53	$55
Average duration of a cash advance (days) (1)(2)	17.4	18.0
Average number of lines of credit outstanding during the period (thousands) (3)	30	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$15,341	$4,553
Average principal amount on each line of credit outstanding during the period (3)	$497	$282
Number of installment loans originated (thousands) (4)	16	17
Aggregate principal amount of installment loans originated (thousands) (4)	$6,723	$7,879
Average principal amount of each installment loan originated (4)	$431	$474

(1)	Excludes lines of credit and installment loans.
(2)	Excludes the impact of extended payment plans.
(3)	We began offering lines of credit in Virginia in November 2008 and ceased offering new lines of credit to customers in Virginia in February 2010.
(4)	The installment loan activity reflects loans we originated as the lender in Illinois.

	Six Months Ended June 30,
	2009		2010		Variance Favorable/
		% Total		% Total	(Unfavorable)
	Dollars	Revenues	Dollars	Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$111.7	100.0%	$113.7	100.0%	$2.0	1.8%
Center expenses:
Salaries and related payroll costs	33.9	30.3%	36.5	32.1%	(2.6)	(7.7)%
Provision for doubtful accounts	19.7	17.7%	15.0	13.2%	4.7	23.9%
Occupancy costs	17.5	15.7%	18.1	15.9%	(0.6)	(3.4)%
Center depreciation expense	2.5	2.3%	2.1	1.8%	0.4	16.0%
Advertising expense	4.1	3.6%	4.1	3.6%	—	—%
Other center expenses	8.9	7.9%	8.5	7.5%	0.4	4.5%
Total center expenses	86.6	77.5%	84.3	74.1%	2.3	2.7%
Center gross profit	$25.1	22.5%	$29.4	25.9%	$4.3	17.1%

Revenue Analysis

Total revenues decreased approximately $20.8 million during the six months ended June 30, 2010 compared to the same period in 2009. Total revenues for the 2,459 centers opened prior to January 1, 2009 and still open as of June 30, 2010 decreased $3.5 million, from $285.9 million for the six months ended June 30, 2009 to $282.4 million for the same period in 2010. Excluding revenues from Virginia, Washington, Kentucky, and South Carolina for the six months ended June 30, 2010, total revenues for the Company’s centers opened prior to January 1, 2009 and still open as of June 30, 2010 increased 8.7% compared to the same period in 2009. Centers opened prior to January 1, 2009 were at least six months and eighteen months old as of June 30, 2009 and 2010, respectively. Total revenues for the 17 centers opened after January 1, 2009 and still open as of June 30, 2010 increased $0.6 million, from zero for the six months ended June 30, 2009 to $0.6 million for the same period in 2010. Total revenues for the remaining 338 centers that closed represented a decrease of approximately $17.9 million for the six months ended June 30, 2010 compared to the same period in 2009.

Center Expense Analysis

Salaries and related payroll costs.  The decrease of $1.2 million, or 1.3%, in salaries and related payroll costs for the six months ended June 30, 2010 was primarily due to a reduction in the number of centers open during the six months ended June 30, 2010 as compared to June 30, 2009. A portion of the per center increase in salaries and related payroll costs was due to an increase in the average number of full-time equivalent field employees during the six months ended June 30, 2010 as compared to the same period in 2009.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased from 17.7% of revenues, or $54.1 million, for the six months ended June 30, 2009 to 13.2% of revenues, or $37.8 million, for the same period in 2010. This decrease is due primarily to an improvement in the loss rates and a reduction in total receivables at June 30, 2010 compared to June 30, 2009. The improvement in loss rates resulted from the phase-out of our line of credit in Virginia. During the six months ended June 30, 2009 and 2010, we received proceeds from the sale of receivables in the amount of $2.2 and $0.7 million, respectively.

Occupancy costs.  Occupancy costs for the six months ended June 30, 2010 compared to the same period in 2009 decreased $2.6 million, or 5.3%, due primarily to a decrease in the number of centers open during the six months ended June 30, 2010 as compared to June 30, 2009.

Advertising expense.  Advertising expense decreased for the six months ended June 30, 2010 compared to the same period in 2009 due primarily to a decrease of approximately $1 million in direct mailing.

Other center expenses.  Other center expenses for the six months ended June 30, 2010 compared to the same period in 2009 decreased $2.9 million, or 11.8%, due primarily to a decrease in bank charges and the number of centers open during the six months ended June 30, 2010 as compared to June 30, 2009.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The increase in general and administrative expenses of approximately $5.4 million for the six months ended June 30, 2010 compared to the same period in 2009 was due primarily to:

•	higher legal expenses, net of any insurance reimbursements, of approximately $2.7 million;

•	an increase of approximately $1.1 million in salaries and expenses related to personnel; and

•	higher expenses of approximately $0.7 million related to an increase in consulting fees.

Legal Settlements. The increase in legal settlements of approximately $2.4 million for the six months ended June 30, 2010 compared to the same period in 2009 relates primarily to the $2 million settlement of the Missouri class action lawsuit.

Loss on disposal of property and equipment and loss on impairment of assets.  The decrease of $1.2 million for the six months ended June 30, 2010, relates primarily to $1 million of expenses incurred in connection with the closing, consolidation, and impairment of assets for the six months ended June 30, 2010, compared to $2.2 million for the six months ended June 30, 2009.

Interest expense.  The decrease in interest expense of $1 million for the six months ended June 30, 2010, as compared to 2009 was due to decreases in the average interest rates and the average outstanding loan balance during the period.

Income Tax Expense.  The effective income tax rate was 36.7% and 44.6% for the six months ended June 30, 2009 and 2010, respectively. The increase in income tax expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a reduction in state income taxes recognized at June 30, 2009 and other discrete items recognized at June 30, 2010.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended June 30, 2009 and 2010 (dollars in thousands):

			Variance Favorable/(Unfavorable)
	2009	2010	Dollars	%
Cash flows provided by (used in):
Operating activities	$62,181	$41,367	$(20,814)	(33.5)%
Investing activities	(21,763)	(21,964)	(201)	(0.9)%
Financing activities	(41,754)	(43,324)	(1,570)	(3.8)%
Effect of exchange rate changes on cash and cash equivalents	73	(36)	(109)	(149.3)%
Net decrease in cash and cash equivalents	(1,263)	(23,957)	(22,694)	(1,796.8)%
Cash and cash equivalents, beginning of period	16,017	38,189	22,172	138.4%
Cash and cash equivalents, end of period	$14,754	$14,232	$(522)	(3.5)%

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

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers’ peak or the customer demand for new advances decreases. Advances and fees receivable, net, decreased approximately $2 million, or 1%, to $192.8 million at June 30, 2010 compared to $194.8 million at June 30, 2009. Advances and fees receivable, net, decreased approximately $11.4 million, or 5.6%, to $192.8 million at June 30, 2010 compared to $204.2 million at December 31, 2009 due primarily to tax refund season.

During the six months ended June 30, 2009 and 2010, we repurchased 3,272 and 51,908 shares of our common stock, respectively, at a cost of approximately $5,200 and $272,669, respectively. All of these shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

During the six months ended June 30, 2009 and 2010, zero and 37,432 stock options, respectively, were surrendered at a cost of zero and approximately $211,636, respectively, in a net settlement in order to satisfy the exercise price and withholding obligations associated with stock option exercises.

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

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately 33.5% to $41.4 million for the six months ended June 30, 2010 compared to $62.2 million for the same period in 2009. The decrease in operating cash flows was primarily attributable to the decrease in the provision for doubtful accounts of $16.3 million and a $3.2 million decrease in net income.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately 0.9% to $22 million for the six months ended June 30, 2010 compared to $21.8 million for the same period in 2009. The increase was primarily a result of $0.2 million from insurance proceeds received during the six months ended June 30, 2009.

Cash Flows from Financing Activities

Net cash used in financing activities increased 3.8% to $43.3 million for the six months ended June 30, 2010 compared to $41.8 million for the same period in 2009. During the six months ended June 30, 2010, we had net repayments under the revolving credit facility of approximately $3.2 million, and an additional $0.4 million in treasury stock purchases. This was partially offset by a decrease in our book overdrafts of $2.3 million.

Capital Expenditures

For the six months ended June 30, 2009 and 2010, we incurred costs related to capital expenditures of approximately $1.9 million and $2.1 million, respectively. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of June 30, 2009 and 2010, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $17.5 million and $17.8 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at June 30, 2009 and 2010 was approximately $3.9 million and $4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of June 30, 2010, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2010	2011	2012	2013	2014	2015 and thereafter
Long-term debt obligations:
Revolving credit facility	$106,299	$—	$—	$—	$106,299	$—	$—
Mortgage payable	4,356	243	513	552	594	639	1,815
Note payable	380	126	254	—	—	—	—
Interest payable on long-term debt obligations	1,226	158	286	245	203	158	176
Operating lease obligations (1)	124,922	30,326	48,116	30,802	12,380	2,281	1,017
Purchase obligations	7,004	3,075	3,094	826	9	—	—
Total	$244,187	$33,928	$52,263	$32,425	$119,485	$3,078	$3,008

(1)          Includes leases for centers, aircraft hangar and warehouse space, security equipment, and fax/copier equipment.

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

As of June 30, 2010, we had approximately $106.3 million outstanding on the revolving portion of our credit facility and approximately $0.7 million of commitments under outstanding letters of credit, leaving approximately $163 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of June 30, 2010, the senior leverage covenant restricted that additional availability to approximately $105 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of June 30, 2010, the applicable margin for the prime-based rate was 1.50% and the applicable margin for the LIBOR-based rate was 2.50%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half (3.5) times trailing 12-month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing 12-month EBITDA as defined in the credit agreement. Our trailing 12-month EBITDA, as defined in the credit agreement, as of June 30, 2010 was approximately $111.3 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior 12 consecutive months. At June 30, 2010, our charge off ratio was 3.6% and was calculated based on average monthly charge-offs of $10 million and average transaction receivables of $274.3 million. We had charge-offs of $19.4 million during the three months ended June 30, 2010 and could have charged off an additional $21.5 million within the limits of this covenant for the three months ended June 30, 2010. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) the failure to pay monetary judgment’s within 30 days of the due date in excess of $1 million in the aggregate (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at June 30, 2010. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $4.6 million and $4.4 million at December 31, 2009 and June 30, 2010, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.6 million and $4.5 million at December 31, 2009 and June 30, 2010, respectively.

Operating Lease Obligations

We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space, warehouse space, and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company’s current Chairman is a member. Under the Aircraft Dry Lease, the Company may use Carabo’s aircraft from time to time in exchange for one dollar, standard usage expenses, and the Company’s fulfillment of its obligations under the Aircraft Dry Lease. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 9. Related Party Transactions.”

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of June 30, 2010, our purchase obligations totaled approximately $7 million.

Impact of Inflation

We believe our results of operations are not dependent upon the levels of inflation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  All statements other than historical information or statements of current condition contained in this Quarterly Report, including statements regarding our future financial performance, our business strategy, and expected developments in our industry, are forward-looking statements. The words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on management’s current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties, and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and factors include, but are not limited to:

•                  the extent to which regulations written and implemented by the newly created federal Bureau of Consumer Financial Protection, and other federal, state, local, and foreign governmental regulation of cash advance services, consumer lending, and related financial products and services limit or prohibit the operation of our business;

•                  the extent to which a federal law that imposes a national cap on our fees and interest or prohibits or severely restricts cash advance services would likely eliminate our ability to continue our current operations;

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

•                  our ability to prevent unauthorized disclosures of sensitive or confidential customer data;

•                  the possible impairment of goodwill;

•                  the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

•                  the adequacy of our allowance for doubtful accounts, accrual for third- party lender losses and estimates of losses;

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

•                  theft and employee errors; and

•                  the other matters set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and under “Part II. Item 1A. Risk Factors” in this Quarterly Report.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2009 or June 30, 2010. The weighted average interest rate on our $141.1 million of variable interest debt as of December 31, 2009 was approximately 3.13%. The weighted average interest rate on our $106.3 million of variable interest debt as of June 30, 2010 was approximately 3.39%.

We had total interest expense of $1.6 million and $1.1 million for the three months ended June 30, 2009 and 2010, respectively. We had total interest expense of $3.3 million and $2.3 million for the six months ended June 30, 2009 and 2010, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.7 million and $0.5 million for the three months ended June 30, 2009 and 2010, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $1.5 million and $1 million for the six months ended June 30, 2009 and 2010, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2009 or June 30, 2010.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $1.9 million and $2.5 million as of December 31, 2009 and June 30, 2010, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described below and in “Part I. Item 1A. Risk Factors.” of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. The following items are changes and additions to the risks and uncertainties previously disclosed.

Risks Related to Our Business and Industry

Our industry is regulated under federal law and subject to federal and state unfair and deceptive practices statutes. Our failure to comply with these regulations and statutes could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Although states have historically provided the primary regulatory framework under which we offer advances, certain federal laws also affect our business. See “Item 1. Business—Federal Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2009.  We must comply with the federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices, the Fair and Accurate Credit Transaction Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We are also subject to the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, the Military Financial Services Protection Act, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This legislation authorizes the creation of a Bureau of Consumer Financial Protection (the “BCFP”) with broad regulatory powers over banks and non-depository companies that offer consumer financial services, including cash advances and other consumer credit products. Under this new legislation, the BCFP has the authority to examine companies that offer consumer financial protection services, and the exclusive authority to enforce federal consumer financial laws. The BCFP will also have rulemaking authority with respect to several federal consumer financial protection laws, including many of the statutes listed above. Although we cannot currently predict how, when, or if the BCFP will impose additional regulations that could affect us, the BCFP may promulgate regulations that would impact the consumer credit products that we offer and have a material adverse effect on our business, prospects, results of operations, and financial condition.  Failure to comply with applicable regulations could subject us to regulatory enforcement action that could result in civil, monetary, or other penalties and could have a material adverse effect on our business, prospects, results of operations, and financial condition.

In addition, our marketing efforts and the representations we make about our products and services are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce analogous state statutes. If we are found to have violated any of these statutes, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

A federal law or regulation that imposes a national cap on our fees and interest or prohibits or severely restricts cash advance services would likely eliminate our ability to continue our current operations.

Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation.  In 2008 and 2009, bills were introduced that would have placed a cap of 36% on the effective annual percentage rate (“APR”) on all consumer loan transactions. Another bill would have placed a 15-cent-per-dollar borrowed ($0.15/$1.00) cap on fees for cash advances and would have implemented other consumer protections.  Other bills have been introduced that would have limited to six the number of cash advances a customer would be permitted to receive in any twelve-month period.  Any federal legislation or regulation that places restrictions on cash advances and similar services could have a material adverse effect on our business, prospects, results of operation, and financial condition.  Any federal law that would impose a national 36% APR limit or prohibit or severely restrict cash advance services would likely eliminate our ability to continue our current operations.

Unauthorized disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation, penalties and cause us to lose customers.

To conduct our business, we are required to manage, utilize, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers.  We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. and foreign laws and regulations designed to protect this information, such as the European Union Directive on Data Protection, Canadian federal and provincial laws, and various U.S. federal and state laws governing the protection of financial or other individually identifiable information.  Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information, as well as shutdowns or disruptions of our systems.

If any person, including our employees or those of third party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers.  Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business, results of operations, prospects, and financial condition.

ITEM 5. OTHER INFORMATION.

On August 5, 2010, the Company entered into a Time Sharing Agreement with Johnson Management, LLC, a limited liability company that is owned by George D. Johnson, Jr., the Company’s former Chairman and the beneficial owner of more than five percent of the Company’s common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to-month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil, and lubricants used on the flight. The Company intends to use the aircraft for business purposes when the Company-owned aircraft is unavailable.

ITEM 6.  EXHIBITS.

Exhibit	Description
10.1	Time Sharing Agreement by and between Advance America, Cash Advance Centers, Inc. and Johnson Management, LLC, dated as of August 5, 2010.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE
CENTERS, INC.

August 6, 2010	By:	/s/ J. PATRICK O’SHAUGHNESSY

J. Patrick O’Shaughnessy
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Time Sharing Agreement by and between Advance America, Cash Advance Centers, Inc. and Johnson Management, LLC, dated as of August 5, 2010.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).