Form 10-Q
period 2010-09-30
Advance America, Cash Advance Centers, Inc.
filed 2010-11-08
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2010
Common Stock, par value $.01 per share	62,149,251 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and nine months ended September 30, 2010

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2009 and September 30, 2010

(in thousands, except per share data)

	December 31, 2009	September 30, 2010
Assets
Current assets
Cash and cash equivalents	$38,189	$18,757
Advances and fees receivable, net	204,234	199,767
Deferred income taxes	19,145	19,145
Other current assets	17,383	29,959
Total current assets	278,951	267,628
Restricted cash	4,366	3,768
Property and equipment, net	31,839	25,109
Goodwill	127,031	127,001
Other assets	3,964	3,294
Total assets	$446,151	$426,800
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,562	$10,922
Accrued liabilities	31,432	48,304
Income taxes payable	11,400	—
Accrual for third-party lender losses	4,528	4,395
Current portion of long-term debt	851	884
Total current liabilities	61,773	64,505
Revolving credit facility	141,058	110,968
Long-term debt	4,367	3,732
Deferred income taxes	23,349	23,349
Deferred revenue	2,717	1,312
Other liabilities	274	341
Total liabilities	233,538	204,207
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,614 and 62,159 outstanding as of December 31, 2009 and September 30, 2010, respectively	968	968
Paid-in capital	290,146	290,474
Retained earnings	182,765	191,135
Accumulated other comprehensive loss	(1,934)	(1,943)
Common stock in treasury (35,207 and 34,662 shares at cost at December 31, 2009 and September 30, 2010, respectively)	(259,332)	(258,041)
Total stockholders’ equity	212,613	222,593
Total liabilities and stockholders’ equity	$446,151	$426,800

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2009 and 2010

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total Revenues	$167,920	$154,228	$474,437	$439,983
Center Expenses:
Salaries and related payroll costs	44,508	43,451	137,425	135,155
Provision for doubtful accounts	38,783	33,308	92,893	71,100
Occupancy costs	23,399	21,740	71,419	67,204
Center depreciation expense	3,159	2,340	10,142	7,596
Advertising expense	4,235	5,530	15,351	15,732
Other center expenses	10,558	11,654	34,870	33,102
Total center expenses	124,642	118,023	362,100	329,889
Center gross profit	43,278	36,205	112,337	110,094
Corporate and Other Expenses (Income):
General and administrative expenses	14,259	14,358	42,128	47,622
Legal settlements	6,399	16,196	6,399	18,584
Corporate depreciation expense	671	447	2,038	1,838
Interest expense	1,556	1,291	4,850	3,565
Interest income	(126)	(49)	(160)	(67)
(Gain)/loss on disposal of property and equipment	(197)	30	(244)	350
Loss on impairment of assets	—	—	2,209	654
Income before income taxes	20,716	3,932	55,117	37,548
Income tax expense	8,135	2,528	20,751	17,535
Net income	$12,581	$1,404	$34,366	$20,013
Net income per common share:
Basic	$0.21	$0.02	$0.56	$0.33
Diluted	$0.20	$0.02	$0.56	$0.32
Dividends declared per common share	$0.0625	$0.0625	$0.1875	$0.1875
Weighted average number of shares outstanding:
Basic	60,866	61,078	60,863	61,039
Diluted	61,712	61,626	61,613	61,626

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2010

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2009	96,821	$968	$290,146	$182,765	$(1,934)	(35,207)	$(259,332)	$212,613
Comprehensive income:
Net income	—	—	—	20,013	—	—	—	20,013
Foreign currency translation	—	—	—	—	(9)	—	—	(9)
Total comprehensive income								20,004
Dividends paid ($0.1875 per share)	—	—	—	(11,508)	—	—	—	(11,508)
Dividends payable	—	—	—	(135)	—	—	—	(135)
Purchases of treasury stock	—	—	—	—	—	(53)	(408)	(408)
Issuance of restricted stock	—	—	—	—	—	595	—	—
Vesting of restricted stock issued from treasury stock	—	—	(1,461)	—	—	—	1,461	—
Forfeitures of restricted stock	—	—	—	—	—	(42)	—	—
Amortization of restricted stock	—	—	1,204	—	—	—	—	1,204
Stock option expense	—	—	823	—	—	—	—	823
Stock option exercises	—	—	(238)	—	—	45	238	—
Balances, September 30, 2010	96,821	$968	$290,474	$191,135	$(1,943)	(34,662)	$(258,041)	$222,593

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2010

(in thousands)

	2009	2010
Cash flows from operating activities
Net income	$34,366	$20,013
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	12,223	9,434
Non-cash interest expense	483	475
Provision for doubtful accounts	92,893	71,100
(Gain)/loss on disposal of property and equipment	(244)	350
Loss on impairment of assets	2,209	654
Amortization of restricted stock	558	1,204
Stock option expense	909	823
Common stock issued to director in lieu of cash	7	—
Changes in operating assets and liabilities
Fees receivable, net	(17,858)	(11,194)
Other current assets	(517)	(12,565)
Other assets	65	196
Accounts payable	441	(2,414)
Accrued liabilities	(1,335)	16,682
Income taxes payable	(1,625)	(11,400)
Deferred revenue	(1,569)	(1,405)
Net cash provided by operating activities	121,006	81,953
Cash flows from investing activities
Changes in advances receivable	(66,564)	(55,508)
Changes in restricted cash	123	598
Proceeds from sale of property and equipment	472	4
Purchases of property and equipment	(3,042)	(3,588)
Net cash used in investing activities	(69,011)	(58,494)
Cash flows from financing activities
Payments on revolving credit facility, net	(40,778)	(30,090)
Payments on mortgage payable	(330)	(354)
Payments on note payable	(101)	(248)
Purchases of treasury stock	(11)	(408)
Payments of dividends	(11,429)	(11,508)
Changes in book overdrafts	(2,459)	(226)
Net cash used in financing activities	(55,108)	(42,834)
Effect of exchange rate changes on cash and cash equivalents	6	(57)
Net decrease in cash and cash equivalents	(3,107)	(19,432)
Cash and cash equivalents, beginning of period	16,017	38,189
Cash and cash equivalents, end of period	$12,910	$18,757

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,726	$3,550
Income taxes	22,177	39,933
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	3	122
Restricted stock dividends payable	118	135

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2010.

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

Between November 2008 and February 2010, the Company offered a line of credit product in Virginia with a 25-day billing cycle. In March 2010, the Company discontinued offering new open-ended lines of credit but continued to service existing lines of credit in Virginia. The Company stopped providing new draws on existing lines of credit on September 30, 2010. Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date. Revenue for this product is recorded when fees and interest are charged to the customer’s account and therefore revenue is not recognized on a ratable basis.

The Company has entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Concentration of Risk

For the three months ended September 30, 2009 and 2010, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 47% and 52%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2009 and 2010, total revenues within the Company’s five largest states accounted for approximately 48% and 50%, respectively, of the Company’s total revenues. The states that represent the Company’s five largest states change from time to time.

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The allowance for doubtful accounts represents management’s estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company’s balance sheet. The accrual for third-party lender losses represents management’s estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 8) and is recorded as a current liability on the Company’s balance sheet.

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

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer’s check was returned, the Automated Clearing House (“ACH”) authorization was rejected by the customer’s bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our line of credit and installment loan products. Unpaid advances, installment loans, or lines of credit of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

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

Goodwill

The Company has approximately $127 million of goodwill as of September 30, 2010. Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually as of September 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performances and anticipated future earnings.

The Company has approximately $4.4 million of goodwill in its United Kingdom operations. As of September 30, 2010, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level for the trailing twelve months. The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow and do not break-even, an impairment charge related to its goodwill is possible.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three months ended September 30, 2009 and 2010, 209,851 and 727,402, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the nine months ended September 30, 2009 and 2010, 209,851 and 161,402, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and nine months ended September 30, 2009 and 2010, options to purchase 1,555,000 and 1,537,500 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	60,866	61,078	60,863	61,039
Effect of dilutive unvested restricted stock	448	272	407	280
Effect of dilutive outstanding stock options	398	276	343	307
Weighted average number of common shares outstanding—diluted	61,712	61,626	61,613	61,626

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

In July 2010, FASB issued Accounting Standard Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
Advances receivable	$200,110	$192,962
Fees and interest receivable	34,497	32,064
Returned items receivable	36,255	35,435
Other	6,112	3,364
Allowance for doubtful accounts	(53,031)	(49,433)
Unearned revenues	(19,709)	(14,625)
Advances and fees receivable, net	$204,234	$199,767

Included in advances, fees and interest receivables are amounts that may be past due that do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Beginning balance	$56,910	$45,636	$59,441	$53,031
Provision for doubtful accounts	38,302	32,886	92,519	71,233
Charge-offs	(40,508)	(32,633)	(111,913)	(90,392)
Recoveries	3,586	3,544	18,243	15,561
Ending balance	$58,290	$49,433	$58,290	$49,433

Changes in the accrual for third-party lender losses for the three and nine months ended September 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Beginning balance	$3,853	$3,973	$3,960	$4,528
Provision for doubtful accounts	481	422	374	(133)
Ending balance	$4,334	$4,395	$4,334	$4,395

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and nine months ended September 30, 2009 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Beginning balance	$60,763	$49,609	$63,401	$57,559
Provision for doubtful accounts	38,783	33,308	92,893	71,100
Charge-offs	(40,508)	(32,633)	(111,913)	(90,392)
Recoveries	3,586	3,544	18,243	15,561
Ending balance	$62,624	$53,828	$62,624	$53,828

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
Prepaid income taxes	$3,637	$14,636
Prepaid rent	6,287	5,802
Prepaid insurance	2,874	2,450
Prepaid taxes and licenses	1,558	1,155
Prepaid workers compensation loss fund	346	346
Other	2,681	5,570
Total	$17,383	$29,959

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
Legal fines and settlements	$6,666	$21,642
Employee compensation	9,191	10,205
Workers’ compensation	4,996	4,753
Center closing costs	817	2,184
Leasehold maintenance expenses	1,130	1,681
Deferred revenue	1,709	1,544
Straight-line rent accrual	2,142	1,486
Accounting and tax fees	528	1,029
Legal fees	547	848
Property, sales and franchise taxes	519	679
Severance	41	364
Advertising	770	145
Construction in progress	72	122
Other	2,304	1,622
Total	$31,432	$48,304

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses, and, in certain circumstances, indemnify for damages, incurred by certain of its current and former officers and directors in responding to inquiries, or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of September 30, 2010.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys’ fees and costs of suit, and punitive damages.  The complaint also seeks certain injunctive relief. The parties are engaged in discovery and the Company anticipates that the case will proceed to trial during 2011.

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

Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against the Company’s Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleged that the arbitration clause and class action waiver in the Company’s subsidiary’s customer loan agreements were unconscionable, that the Company’s subsidiary’s practices violated the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower’s ability to repay. The lawsuit sought certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver was unconscionable and injunctive relief. On May 27, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement does not involve an admission of wrongdoing or liability. Pursuant to the terms of the settlement agreement, the case will be dismissed, the Company and all other defendants will be released from any and all claims and liability, the Company will establish a settlement pool of approximately $2 million for payments and/or credits to settle the claims of certain customers of the Company’s Missouri subsidiary and payment of all attorney fees, class action administration fees, and other fees and expenses related to the litigation, and the Company’s subsidiary will offer discounts on the repayment of certain defaulted loans and on fees to certain class members for future loans. The Company took a charge against earnings in the second quarter of 2010 of approximately $2 million to cover the estimated costs of settlement. On November 4, 2010, the court entered an order granting final approval of the settlement. The Company does not expect any additional charges related to this case.

Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company (“Republic”), the lending bank for whom the Company previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company’s Board of Directors and the Company’s former Chief Executive Officer, alleging, among other things, that the relationship between the Company’s North Carolina subsidiary and Republic constituted an alleged “rent a charter” relationship and therefore Republic was not the “true lender” of the cash advances it offered. The lawsuit also claimed that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws. The lawsuit sought an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, along with three times the interest and/or fees associated with those advances, which could have, under certain circumstances, totaled approximately $220 million, plus attorneys’ fees and other unspecified costs.

On September 17, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement does not involve any admission of wrongdoing or liability and is subject to court approval and certain other conditions before it becomes final and the lawsuit is concluded. Pursuant to the terms of the settlement agreement, the case will be dismissed, the Company and all other defendants will be released from any and all claims and liability, the Company will establish a settlement pool of approximately $18.75 million for payments and/or credits to settle the claims of certain customers of the Company’s North Carolina subsidiary and payment of all attorney fees, class action administration fees, and any and all other fees and expenses related to the litigation. The Company has taken a charge against earnings in the third quarter of 2010 of approximately $16.3 million to cover the estimated net costs of settlement less insurance proceeds.

North Carolina Commissioner of Banks Order

On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company’s North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company’s North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks’ order, the Company’s North Carolina subsidiary ceased all business operations on December 22, 2005. The Company appealed the Commissioner’s order to the Superior Court of North Carolina, which denied the appeal. The Company has appealed this decision to the North Carolina Court of Appeals. This appeal has been stayed pending final approval of the settlement in Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al., at which time the Company will dismiss its appeal and the litigation will end.

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name the Company as a defendant, and to seek damages, fines, and penalties under Pennsylvania’s CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.  The parties are engaged in discovery and the Company will continue to vigorously defend against these claims.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the parties now await a ruling on the appeals.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and the appeal was stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. AnimalFeeds International Corp.  In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. The parties now await a ruling on the appeals.

Clerk  v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., of Pennsylvania, et al.

On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleges that the practices of the Company’s subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action’s proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against the Company’s Pennsylvania subsidiaries was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases. Those cases were stayed pending a decision from the United States Supreme Court in Stolt-Nielsen S.A. v. Animal Feeds International Corp.  In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. The cases against NCAS of Delaware and Bankwest, Inc. are now proceeding before the trial court.

Class Actions Against South Carolina Subsidiary

Eight separate putative class actions were filed in South Carolina against the Company’s subsidiary Advance America, Cash Advance Centers of South Carolina, Inc. and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 in the Richland County Court of Common Pleas (collectively the “South Carolina Claimants”). The allegations and relief sought are similar in each case. Plaintiffs allege that the Company’s South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer’s ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys’ fees and costs. Each of the lawsuits has been joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including the Company, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. On June 2, 2010, the Company, several other unaffiliated defendants, and the class representatives entered into a settlement agreement. The settlement agreement does not involve an admission of wrongdoing or liability on the part of the Company or its South Carolina subsidiary. Pursuant to the terms of the settlement agreement, the Company and its South Carolina subsidiary were released from any and all claims associated with this lawsuit. The Court entered an order granting final approval of the settlement on September 20, 2010, and the order became final on October 21, 2010. This litigation has concluded and the Company does not expect to incur any charges in connection with the settlement beyond the charge of $0.9 million the Company recorded for the fourth quarter of 2009.

Other Matters

The Company is also involved in other litigation, arbitrations and administrative proceedings that are incidental to its business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

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

Changes in Legislation

Ohio Legislation

In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than the Company’s former cash advance product and, as a result, the Company has closed some of its centers in Ohio. In the third quarter of 2009, the Company stopped offering small loans and began offering cash advances pursuant to the Ohio Second Mortgage Act as a registered Second Mortgage Lender.

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

Virginia Legislation

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders. The Company continues to offer cash advances in Virginia in conformance with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited the Company’s ability to offer the open-ended lines of credit effective March 1, 2010.  As a result, the Company ceased offering new open-ended lines of credit in February 2010 and stopped providing new draws on existing lines of credit on September 30, 2010.

During the nine months ended September 30, 2010, the Company closed 55 centers in Virginia. For the nine months ended September 30, 2010, closing costs of approximately $1.3 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and center salaries and related payroll costs of $0.3 million.

Although the Company intends to seek new revenue opportunities in Virginia (in addition to cash advances), the elimination of the open-ended line of credit product may cause the Company to close or consolidate some or all of its centers in Virginia. If we close all of our remaining centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.2 million to $6.4 million, and the collectability of advances and fees receivable in Virginia may be impaired.  As of September 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Virginia was approximately $11 million.  At this time, we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Virginia.

Washington Legislation

 A law became effective on January 1, 2010, in the State of Washington that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. This law has negatively affected the Company’s revenue and profitability. The Company may close or consolidate some or all of its centers in Washington if management determines that it is no longer economically viable to operate all of its Washington centers.

During the nine months ended September 30, 2010, the Company closed 45 centers in Washington. For the three months ended September 30, 2010, closing costs of approximately $0.8 million are included in the income statement as an increase in other center expenses of $0.7 million and center salaries and related payroll costs of $0.1 million. For the nine months ended September 30, 2010, closing costs of approximately $1.1 million are included in the income statement as an increase in other center expenses of $1 million and center salaries and related payroll costs of $0.1 million.

 If the Company closes all of its remaining centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1 million to $3.7 million, and the collectability of advances and fees receivable in Washington may be impaired. As of September 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $3.9 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Washington.

Arizona Legislation

An existing law permitting cash advances in Arizona expired on June 30, 2010, and the Company ceased operations in its remaining 47 centers in Arizona during the quarter ended September 30, 2010. For the nine months ended September 30, 2010, closing costs of approximately $1.1 million are included in the income statement as an increase in other center expenses of $0.6 million, center salaries and related payroll costs of $0.3 million, and a loss on impairment of assets of approximately $0.2 million. The cessation of the Company’s Arizona operations did not result in any impairment of goodwill.

South Carolina Legislation

A new law in South Carolina became effective January 1, 2010 that, among other things, implements a statewide database to monitor the number of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in South Carolina, the Company currently believes operations will remain economically viable in this state.

Kentucky Legislation

A new law in Kentucky became effective on April 30, 2010 that, among other things, implements a statewide database to monitor the number of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in Kentucky, the Company currently believes operations will remain economically viable in this state.

Rhode Island Legislation

A new law became effective in Rhode Island on July 1, 2010, that reduced the maximum allowable fees to be charged on a cash advance from $15 per $100 to $10 per $100. Although the Company expects this law to have a negative effect on its revenue and profitability in Rhode Island, management currently believes operations will remain economically viable in this state.

Colorado Legislation

A new law became effective in Colorado on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and creates a new regime of permitted finance, interest, and other charges. This law has negatively impacted the Company’s revenue and profitability in Colorado. If management determines that it is no longer economically viable to operate these centers, the Company may close or consolidate some or all of its centers.

During the nine months ended September 30, 2010, the Company closed 31 centers in Colorado. For the three months ended September 30, 2010, closing costs of approximately $0.5 million are included in the income statement as an increase in other center expense of $0.4 million and center salaries and related payroll cost of $0.1 million. For the nine months ended September 30, 2010, closing costs of approximately $0.9 million are included in the income statement as an increase in other center expenses of $0.6 million, center salaries and related payroll cost of $0.1 million, and a loss on impairment of assets of $0.2 million.

 If the Company closes all of its remaining centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $2.2 million, and the collectability of advances and fees receivable in Colorado most likely would be impaired. As of September 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $5 million. At this time the Company has not determined the amount of goodwill impairment, if any, that could result from the cessation of operations in Colorado.

Montana Legislation

Due to a recent law change in Montana that becomes effective on January 1, 2011, the Company may close its two centers in that state. The estimated cost of closing the centers is approximately $75,000. For the nine months ended September 30, 2010, the operations in Montana generated approximately $100,000 of center gross profit.

Wisconsin Legislation

A new law becomes effective in Wisconsin on January 1, 2011 that limits the total amount of cash advances a customer may have outstanding, allows an extended payment plan on each cash advance, and implements a statewide database to monitor the number of cash advances. Although the Company expects this law to have a negative effect on its revenue and profitability in Wisconsin, management currently believes operations will remain economically viable in this state.

Illinois Legislation

A new law becomes effective in Illinois on March 21, 2011 that will change the terms of the installment loan product currently offered in Illinois and negatively affect the profitability of this product. However, the new law creates a longer term product with multiple installments and applicable fees. The Company intends to offer products in conformance with the new legislation. Although the Company expects this law to have a negative effect on its revenue and profitability in Illinois, management currently believes operations will remain economically viable in this state.

Federal Financial Reform

On July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new federal legislation creates the Bureau of Consumer Financial Protection (the “BCFP”), which will have authority to regulate consumer finance companies. It is unknown what effect this legislation will have on the Company until such time as the BCFP promulgates regulations.

7. Capital Stock and Stock-Based Compensation Plans

The Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers and other key employees of the Company. Under these plans, 5,200,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. As of September 30, 2010, 1,659,942 shares were available for grant under the plans. Additionally, during 2005, the Company granted stock options and shares of restricted stock to its President and Chief Executive Officer under a Nonqualified Stock Option Agreement and a Restricted Stock Agreement, respectively. Both of these agreements are separate from the Company’s 2004 Omnibus Stock Plan.

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

 All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the dates of grant as determined pursuant to the Company’s 2004 Omnibus Stock Plan. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

•                  Expected term—The expected term represents the period during which the Company’s stock options are expected to be outstanding. The Company based its determination of the expected term by giving consideration to the contractual terms of the stock option awards, vesting schedules, expectations of future employee behavior and published academic research regarding exercise behavior.  For the options granted in the first nine months of 2009, the Company assumed that the options would be exercised on their exercise date because the high dividend rate on the grant date relative to the strike price would make immediate exercise the likely behavior.

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

To estimate each stock option’s weighted average fair value on the grant dates, the following weighted average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the nine months ended September 30, 2009: an expected term of two years; an expected volatility of 66%; an expected dividend yield of 21.9%; and a risk-free rate of 1.03%. There were no stock options granted during the nine months ended September 30, 2010.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 is $0.12 per option, which is being expensed ratably over each award’s respective vesting period.

The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2010 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,948,836	1,082,000
Range of exercise prices	$1.14-$14.70	$1.14-$14.70
Weighted average exercise price	$9.63	$11.58
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	5.7	5.8

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2010 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2009	722,743	$3.10
Granted	594,202	$5.29
Vested	(142,210)	$1.76
Forfeited	(95,024)	$2.67
Nonvested at September 30, 2010	1,079,711	$4.85

The total grant date fair value of restricted shares vested during the nine months ended September 30, 2009 and 2010 was approximately $0.3 million and $0.2 million, respectively. The total fair market value of these shares on the dates vested was approximately $0.1 million and $0.7 million, for the nine months ended September 30, 2009 and 2010, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2009 and 2010 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Restricted stock	$154	$414	$558	$1,204
Stock options	294	229	909	823
Total stock-based compensation expense	$448	$643	$1,467	$2,027

As of September 30, 2010, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $5.7 million. The weighted average period over which this expense is expected to be recognized is approximately 2.6 years.

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

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender as of and for the three and nine months ended September 30, 2009 and 2010.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of September 30, 2009 and 2010, the third-party lender’s outstanding cash advances and interest receivable, which were not recorded on the Company’s balance sheet, totaled approximately $19.1 million and $19 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these cash advances were to become uncollectible, the Company would also be required to pay the third-party lender all related non-sufficient funds (“NSF”) fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender cash advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at September 30, 2009 and 2010 was approximately $4.3 million and $4.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of its Board of Directors, for his support of government relations initiatives on the Company’s behalf in Illinois and Washington, D.C. The consulting arrangement ended on December 31, 2009.  Included in general and administrative expenses, for the three and nine months ended September 30, 2009, are expenses of approximately $58,000 and $179,000, respectively, related to this consulting arrangement.

Effective July 31, 2010, Mr. Colletti entered into an agreement with the Community Financial Services Association of America (“CFSA”), an industry trade group composed of the Company and more than 100 other companies engaged in the cash advance services industry, to provide consulting and advisory services on regulatory initiatives. Under the consulting agreement, the CFSA will pay Mr. Colletti approximately $525,000 between July 31, 2010 and December 31, 2011. As of September 30, 2010, the Company has paid approximately $0.8 million of membership dues and other funds to the CFSA, all of which are included in general and administrative expenses. In addition, Kenneth E. Compton, the Company’s President and Chief Executive Officer, serves as a member of the CFSA’s Board of Directors.

Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses, legal expenses, and operating leases for office space, of approximately $69,000 and $51,000 for the three months ended September 30, 2009 and 2010, respectively, and approximately $193,000 and $179,000 for the nine months ended September 30, 2009 and 2010, respectively.

Under a time-share arrangement, the Company’s former Chairman has used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman. Included in accounts receivable at September 30, 2010 is a $4,000 net receivable related to this arrangement. Pursuant to this time-share arrangement, the Company entered into a Time Sharing Agreement on August 5, 2010, with Johnson Management, LLC, a limited liability company that is owned by the Company’s former Chairman, who is also the beneficial owner of more than five percent of the Company’s common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil and lubricants used on the flight. The Company intends to use the aircraft for business purposes when the Company-owned aircraft is unavailable.

The Company pays rent of $350 per month for office space used by the Company’s current Chairman at an office building owned by the Company’s former Chairman.

The Company’s former Chairman’s brother is a partner of a law firm that provides the Company with certain routine legal services. During the three and nine months ended September 30, 2010, the Company incurred costs and expenses of approximately $8,000 and $35,000, respectively, for those services.

The Company incurred costs and expenses of approximately $641,000 and $342,000 for the nine months ended September 30, 2009 and 2010, respectively, for the advancement of expenses incurred by certain of the Company’s current and former officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the U.S. Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities. These costs were incurred by the Company pursuant to indemnification agreements that require the Company to advance expenses to, and may require the Company to indemnify its current and former officers and directors for, damages incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s Chief Executive Officer on July 22, 2009.

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

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at September 30, 2010.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of September 30, 2010, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of September 30, 2010, the Company had $111 million outstanding on the revolving portion of the credit facility and $6.2 million of standby letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2009 and September 30, 2010.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $4.6 million and $4.2 million at December 31, 2009 and September 30, 2010, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of the Company’s corporate headquarters (land, land improvements and building) was approximately $4.6 million and $4.4 million at December 31, 2009 and September 30, 2010, respectively.

The fair market value of the Company’s long-term debt is estimated using a discounted cash flow analysis and was approximately $5.9 million at December 31, 2009 and $5.2 million at September 30, 2010.

11.  Income Taxes

The effective income tax rate as a percentage of income before income taxes was 39.3% and 64.3% for the three months ended September 30, 2009 and 2010, respectively. The effective income tax rate as a percentage of income before income taxes was 37.7% and 46.7% for the nine months ended September 30, 2009 and 2010, respectively.

The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2009 and September 30, 2010, the Company had $0.7 million and $0.9 million of total gross unrecognized tax benefits including interest, respectively. Of this total approximately $0.7 million and $0.9 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The increase in the total gross unrecognized tax benefit including interest during the three months ended September 30, 2010, is primarily attributable to the accrual of another three months of interest.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010, the Company had approximately $0.1 million accrued for gross interest, of which approximately $13,000 was a current period expense. The Company has determined that it is possible that the total amount of unrecognized tax benefits that relate to various state examinations may increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. income taxes, as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2005, although carry forward attributes that were generated prior to 2005 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period. The income tax returns for the years 2005 through 2008 are under examination by a state taxing authority that has completed its examinations and issued a proposed assessment for tax years 2005 through 2008. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $0.9 million through September 30, 2010. At this time, it is too early to predict the final outcome of this matter.

12. Subsequent Events

On October 27, 2010, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on December 3, 2010 to shareholders of record on November 23, 2010.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers typically provide short-term, unsecured cash advances that are due on the customers’ next payday. As of September 30, 2010, we operated 2,322 centers in 31 states in the United States, 21 centers in the United Kingdom and 17 centers in Canada, and had 64 limited licensees in the United Kingdom.

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

Cash Advance Services

Our primary business is offering cash advance services, which consist primarily of cash advances but also include installment loans and lines of credit. However, we offer additional complimentary products and services.

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

Additional fees that we may charge and collect include annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees. Fees for returned checks or electronic debits that are declined for non-sufficient funds (“NSF”) vary by state and range up to $30, and late fees vary by state and range up to $50. In Texas and online, the third-party lenders charge NSF fees and late fees in accordance with applicable law.

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

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission, and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and purchases. We also sell money orders, and provide money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made at our centers.

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

If a customer does not pay the amount due, our center management has the discretion to either commence past-due collection efforts, which may proceed for up to 14 days in most states, or deposit the customer’s personal check or debit their bank account in accordance with their ACH authorization. If center management decides to commence past-due collection efforts, employees typically contact the customer by telephone or in person to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer’s check for a cashier’s check, if funds are available.

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or ACH debit clears. For the year ended December 31, 2009, and the nine months ended September 30, 2010, we deposited customer checks or presented an ACH authorization for approximately 5.9% and 6.4%, respectively, of all customer checks we received and approximately 30% and 35.4%, respectively, of these deposited customer checks or presented ACH’s cleared.  If the customer’s check or ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

In the case of cash advances in the form of lines of credit, if a customer fails to make a payment when due in accordance with the terms of their agreement with us, center management may close the line of credit, accelerate the maturity date, and take the steps outlined above or work with the customer to bring his or her payments current. If we close the line of credit and accelerate the maturity date, we stop charging interest on the outstanding amount and begin collection efforts as described above.

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Number of centers open at end of period	2,614	2,360	2,614	2,360
Number of customers served—all credit products (thousands)	816	785	1,147	1,117
Number of cash advances originated (thousands) (1)	2,862	2,591	7,836	7,290
Aggregate principal amount of cash advances originated (thousands) (1)	$1,034,647	$961,208	$2,824,109	$2,688,468
Average amount of each cash advance originated (1)	$362	$371	$360	$369
Average charge to customers for providing and processing a cash advance (1)	$53	$55	$53	$55
Average duration of a cash advance (days) (1)(2)	17.6	18.1	17.5	18.1
Average number of lines of credit outstanding during the period (thousands) (3)	20	10	27	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$7,410	$3,800	$12,625	$4,300
Average principal amount on each line of credit outstanding during the period (3)	$354	$333	$446	$277
Number of installment loans originated (thousands) (4)	10	23	25	40
Aggregate principal amount of installment loans originated (thousands) (4)	$4,479	$10,003	$11,202	$17,882
Average principal amount of each installment loan originated (4)	$461	$436	$443	$452

(1)           Excludes lines of credit and installment loans.

(2)           Excludes the impact of extended payment plans.

(3)           In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

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

The provision for doubtful accounts decreased from 23.1% of revenues, or $38.8 million, and 19.6% of revenues, or $92.9 million, for the three months and nine months ended September 30, 2009, respectively, to 21.6% of revenues, or $33.3 million, and 16.2% of revenues, or $71.1 million, for the same periods in 2010.

During the nine months ended September 30, 2009, we also received proceeds from the sale of receivables in the amount of $2.2 million compared to $0.7 million for the nine months ended September 30, 2010.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 39.3% and 64.3% for the three months ended September 30, 2009 and 2010, respectively. The effective income tax rate as a percentage of income before income taxes was 37.7% and 46.7% for the nine months ended September 30, 2009 and 2010, respectively.

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

Operations in Ohio

In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than our former cash advance product and, as a result, we have consolidated some of our centers in Ohio. In the third quarter of 2009, we stopped offering small loans and began to offer cash advances pursuant to the Ohio Second Mortgage Act as a registered second mortgage lender. A rule issued by the Ohio Division of Financial Institutions in the first quarter of 2010, and temporarily stayed by the Ohio courts pending the outcome of certain litigation between that state and unrelated third parties, would, if enforced, restrict certain activities by licensed check cashers and could have a further negative impact on our operations in Ohio.

For the three months ended September 30, 2009 and 2010, 5.9% and 7.4%, respectively, of our total revenues were generated from our operations in Ohio. For the nine months ended September 30, 2009 and 2010, 5.5% and 7.2%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$9,869	$11,359	$26,164	$31,561
Total center expenses	8,709	9,184	27,274	24,368
Center gross profit (loss)	$1,160	$2,175	$(1,110)	$7,193

Operations in Virginia

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders.  We continue to offer cash advances in Virginia in conformity with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited our ability to offer the open-ended lines of credit effective March 1, 2010. As a result, we ceased offering new open-ended lines of credit in February 2010 and continued to service existing lines of credit. Because of additional legislation that was passed in 2010, we stopped providing new draws on existing lines of credit on September 30, 2010.

During the nine months ended September 30, 2010, we closed 55 centers in Virginia. For the nine months ended September 30, 2010, closing costs of approximately $1.3 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and center salaries and related payroll costs of $0.3 million.

Although the Company intends to seek new revenue opportunities in Virginia (in addition to cash advances), the elimination of the open-ended line of credit product may cause the Company to close or consolidate some or all of its centers in Virginia. If we close all of our remaining centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.2 million to $6.4 million, and the collectability of advances and fees receivable in Virginia may be impaired.  As of September 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Virginia was approximately $11 million.  At this time, we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Virginia.

For the three months ended September 30, 2009 and 2010, 5.8% and 4.5%, respectively, of our total revenues were generated from our operations in Virginia. For the nine months ended September 30, 2009 and 2010, 8.9% and 4.6%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$9,720	$6,940	$42,311	$20,399
Total center expenses	8,648	5,065	38,564	15,823
Center gross profit (loss)	$1,072	$1,875	$3,747	$4,576

Operations in Washington

A law became effective in the State of Washington on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. This law has negatively affected our revenue and profitability in Washington.

As a result, during the nine months ended September 30, 2010, we closed 45 centers in Washington. For the three months ended September 30, 2010, closing costs of approximately $0.8 million are included in the income statement as an increase in other center expenses of $0.7 million and center salaries and related payroll costs of $0.1 million. For the nine months ended September 30, 2010, closing costs of approximately $1.1 million are included in the income statement as an increase in other center expenses of $1 million and center salaries and related payroll costs of $0.1 million.

If we close all of our remaining centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1 million to $3.7 million, and the collectability of advances and fees receivable in Washington may be impaired. As of September 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $3.9 million. At this time, we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Washington.

For the three months ended September 30, 2009 and 2010, 4.2% and 0.8%, respectively, of our total revenues were generated from our operations in Washington. For the nine months ended September 30, 2009 and 2010, 4.2% and 1.2%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$6,998	$1,289	$19,805	$5,081
Total center expenses	5,178	3,476	14,848	10,480
Center gross profit (loss)	$1,820	$(2,187)	$4,957	$(5,399)

Operations in South Carolina

A new law in South Carolina became effective January 1, 2010 that, among other things, prohibits any consumer from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number of cash advances made to customers within that state. Although this law has negatively affected our revenue and profitability in South Carolina, we currently believe operations will remain economically viable in this state.

For the three months ended September 30, 2009 and 2010, 5.4% and 3.5%, respectively, of our total revenues were generated from our operations in South Carolina. For the nine months ended September 30, 2009 and 2010, 5.2% and 3.7%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$9,013	$5,451	$24,896	$16,234
Total center expenses	6,400	5,491	17,176	15,264
Center gross profit (loss)	$2,613	$(40)	$7,720	$970

Operations in Kentucky

A new law in Kentucky became effective on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of advances made to customers within that state. Although this law has negatively affected our revenue and profitability in Kentucky, we currently believe operations will remain economically viable in this state.

For the three months ended September 30, 2009 and 2010, 1.3% and 0.9%, respectively, of our total revenues were generated from our operations in Kentucky. For the nine months ended September 30, 2009 and 2010, 1.2% and 1.1%, respectively, of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$2,114	$1,446	$5,861	$4,770
Total center expenses	1,604	1,435	4,535	4,475
Center gross profit (loss)	$510	$11	$1,326	$295

Operations in Colorado

A new law in Colorado became effective on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and creates a new regime of permitted finance, interest, and other charges. This law has negatively affected our revenue and profitability in Colorado.

During the nine months ended September 30, 2010, we closed 31 centers in Colorado and we may close additional centers if we determine that they are no longer economically viable to operate. For the three months ended September 30, 2010, closing costs of approximately $0.5 million are included in the income statement as an increase in other center expenses of $0.4 million and center salaries and related payroll costs of $0.1 million. For the nine months ended September 30, 2010, closing costs of approximately $0.9 million are included in the income statement as an increase in other center expenses of $0.6 million, center salaries and related payroll costs of $0.1 million, and a loss on impairment of assets of $0.2 million.

If we close all of our remaining centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $2.2 million, and the collectability of advances and fees receivable in Colorado may be impaired. As of September 30, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $5 million. At this time we are not able to determine the amount of goodwill impairment, if any, that could result from closing our remaining centers in Colorado.

For the three months ended September 30, 2009 and 2010, 2% and 1.4%, respectively, of our total revenues were generated from our operations in Colorado. For the nine months ended September 30, 2009 and 2010, 1.9% of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$3,351	$2,083	$9,122	$8,203
Total center expenses	2,982	3,354	8,559	8,816
Center gross profit (loss)	$369	$(1,271)	$563	$(613)

Operations in Montana

Due to a recent law change in Montana that becomes effective on January 1, 2011, the Company may close its two centers in that state. The estimated cost of closing the centers is approximately $75,000. For the nine months ended September 30, 2010, the operations in Montana generated approximately $100,000 of center gross profit.

Closings

Closing of Operations in Arizona. An existing law permitting cash advances in Arizona expired June 30, 2010. We ceased operations in our remaining 47 centers in Arizona during the third quarter ended September 30, 2010.  For the nine months ended September 30, 2010, closing costs of approximately $1.1 million are included in the income statement as an increase in other center expenses of $0.6 million, center salaries and related payroll costs of $0.3 million and a loss on the impairment of assets of approximately $0.2 million. The cessation of our Arizona operations did not result in any impairment of goodwill.

For the three months ended September 30, 2009 and 2010, 2.5% and 0.3%, respectively, of our total revenues were generated from our operations in Arizona. For the nine months ended September 30, 2009 and 2010, 2.4% and 1.7%, respectively, of our total revenues were generated from our operations in Arizona. The following is a summary of financial information for our operations in Arizona for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$4,153	$424	$11,393	$7,357
Total center expenses	2,888	2,374	7,790	6,822
Center gross profit (loss)	$1,265	$(1,950)	$3,603	$535

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

The following is a summary of financial information for our operations in New Hampshire for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Total revenues	$11	$—	$145	$—
Total center expenses	—	(1)	1,190	48
Center gross profit (loss)	$11	$1	$(1,045)	$(48)

Centers

The following table illustrates the composition of our center network at December 31, 2009 and September 30, 2010:

State	December 31, 2009	September 30, 2010
Alabama	142	140
Arizona (1)	48	—
California	282	280
Colorado	62	31
Delaware	16	14
Florida	241	242
Idaho	7	6
Illinois	65	62
Indiana	100	95
Iowa	34	34
Kansas	53	54
Kentucky	44	44
Louisiana	84	81
Michigan	151	152
Mississippi	61	61
Missouri	86	83
Montana	2	2
Nebraska	22	20
Nevada	13	11
North Dakota	6	2
Ohio	181	175
Oklahoma	67	66
Rhode Island	21	20
South Carolina	140	131
South Dakota	11	11
Tennessee	62	61
Texas	244	243
Utah	6	3
Virginia	139	84
Washington	91	46
Wisconsin	62	58
Wyoming	10	10
Total United States	2,553	2,322
Canada	13	17
United Kingdom	21	21
Total	2,587	2,360

(1)          As previously announced, we closed all of our centers in Arizona during 2010.

New centers

We opened three and six new centers during the three months ended September 30, 2009 and 2010, respectively. We opened seven and thirteen new centers during the nine months ended September 30, 2009 and 2010, respectively.

Closed centers

We closed 24 and 122 centers during the three months ended September 30, 2009 and 2010, respectively. We closed 190 and 240 centers during the nine months ended September 30, 2009 and 2010, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $0.2 million and $2.4 million for the three months ended September 30, 2009 and 2010, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $5.3 million and $5.6 million in the nine months ended September 30, 2009 and 2010, respectively. The costs are included in the income statements for the three and nine months ended September 30, 2009 and 2010, as shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Center salaries and related payroll costs	$—	$605	$408	$816
Occupancy and other center expenses	200	1,805	2,658	3,811
Loss on disposal of property and equipment	—	21	44	300
Loss on impairment of assets	—	—	2,209	654
	$200	$2,431	$5,319	$5,581

Seasonality

Our business is seasonal due to the impact of fluctuating demand for cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts and allowance for doubtful accounts are historically lowest as a percentage of revenues in the first quarter of each year, corresponding to customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year.

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

The provision for doubtful accounts decreased from 23.1% of revenues, or $38.8 million, and 19.6% of revenues, or $92.9 million, for the three and nine months ending September 30, 2009, respectively, to 21.6% of revenues, or $33.3 million, and 16.2% of revenues, or $71.1 million, for the same periods in 2010.

During the nine months ended September 30, 2009, we also received proceeds from the sale of receivables in the amount of $2.2 million compared to $0.7 million for the nine months ended September 30, 2010, respectively.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The third quarter of 2009 began and ended on a Wednesday. The third quarter of 2010 began and ended on a Thursday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of September 30, 2010, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.7 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143 million of goodwill. During 2007 and 2008, we completed nine acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of September 30, 2010, the carrying value of goodwill was $127 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill—Subsequent Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $4.4 million of goodwill in our United Kingdom operations. As of September 30, 2010, these operations have cumulatively generated negative cash flow and have not reached break-even at the center gross profit level for the trailing twelve months. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow and do not break-even, an impairment charge related to its goodwill is possible.

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

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2009 and September 30, 2010, financial statements include an accrual of approximately $5 million and $4.8 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of September 30, 2010, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $5.7 million. The weighted average period over which this expense is expected to be recognized is approximately 2.6 years. See “Item 1. Financial Statements — Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010

The following tables set forth our results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2009		2010		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$167,920	100.0%	$154,228	100.0%	$(13,692)	(8.2)%
Center Expenses:
Salaries and related payroll costs	44,508	26.5%	43,451	28.2%	1,057	2.4%
Provision for doubtful accounts	38,783	23.1%	33,308	21.6%	5,475	14.1%
Occupancy costs	23,399	13.9%	21,740	14.1%	1,659	7.1%
Center depreciation expense	3,159	1.9%	2,340	1.5%	819	25.9%
Advertising expense	4,235	2.5%	5,530	3.6%	(1,295)	(30.6)%
Other center expenses	10,558	6.3%	11,654	7.6%	(1,096)	(10.4)%
Total center expenses	124,642	74.2%	118,023	76.6%	6,619	5.3%
Center gross profit	43,278	25.8%	36,205	23.4%	(7,073)	(16.3)%
Corporate and Other Expenses (Income):
General and administrative expenses	14,259	8.5%	14,358	9.3%	(99)	(0.7)%
Legal settlements	6,399	3.8%	16,196	10.5%	(9,797)	(153.1)%
Corporate depreciation expense	671	0.4%	447	0.3%	224	33.4%
Interest expense	1,556	0.9%	1,291	0.8%	265	17.0%
Interest income	(126)	—%	(49)	—%	(77)	(61.1)%
(Gain)/loss on disposal of property and equipment	(197)	(0.1)%	30	—%	(227)	(115.2)%
Loss on impairment of assets	—	—%	—	—%	—	—%
Total corporate and other expenses	22,562	13.5%	32,273	20.9%	(9,711)	(43.0)%
Income before income taxes	20,716	12.3%	3,932	2.5%	(16,784)	(81.0)%
Income tax expense	8,135	4.8%	2,528	1.6%	5,607	68.9%
Net income	$12,581	7.5%	$1,404	0.9%	$(11,177)	(88.8)%

	Three Months Ended September 30,
	2009	2010
Center Information:
Number of centers open at beginning of period	2,635	2,476
Opened	3	6
Acquired	—	—
Closed	(24)	(122)
Number of centers open at end of period	2,614	2,360
Weighted average number of centers open during the period	2,624	2,415
Number of customers served—all credit products (thousands)	816	785
Number of cash advances originated (thousands) (1)	2,862	2,591
Aggregate principal amount of cash advances originated (thousands) (1)	$1,034,647	$961,208
Average amount of each cash advance originated (1)	$362	$371
Average charge to customers for providing and processing a cash advance (1)	$53	$55
Average duration of a cash advance (days) (1)(2)	17.6	18.1
Average number of lines of credit outstanding during the period (thousands) (3)	20	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$7,410	$3,800
Average principal amount on each line of credit outstanding during the period (3)	$354	$333
Number of installment loans originated (thousands) (4)	10	23
Aggregate principal amount of installment loans originated (thousands) (4)	$4,479	$10,003
Average principal amount of each installment loan originated (4)	$461	$436

(1)           Excludes lines of credit and installment loans.

(2)           Excludes the impact of extended payment plans.

(3)           In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)           The installment loan activity reflects loans we originated as the lender in Illinois.

	Three Months Ended September 30,
	2009		2010		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$64.0	100.0%	$63.9	100.0%	$(0.1)	(0.2)%
Center expenses:
Salaries and related payroll costs	17.0	26.5%	18.0	28.2%	(1.0)	(5.9)%
Provision for doubtful accounts	14.8	23.1%	13.8	21.6%	1.0	6.8%
Occupancy costs	8.9	13.9%	9.0	14.1%	(0.1)	(1.1)%
Center depreciation expense	1.2	1.9%	1.0	1.5%	0.2	16.7%
Advertising expense	1.6	2.5%	2.3	3.6%	(0.7)	(43.8)%
Other center expenses	4.0	6.3%	4.8	7.6%	(0.8)	(20.0)%
Total center expenses	47.5	74.2%	48.9	76.6%	(1.4)	(2.9)%
Center gross profit	$16.5	25.8%	$15.0	23.4%	$(1.5)	(9.1)%

Revenue Analysis

Total revenues decreased approximately $13.7 million during the three months ended September 30, 2010 compared to the same period in 2009. Total revenues for the 2,341 centers opened prior to July 1, 2009 and still open as of September 30, 2010 decreased $2.1 million, from $154.4 million for the three months ended September 30, 2009 to $152.3 million for the same period in 2010. Excluding revenues from Virginia, Washington, Kentucky, South Carolina, Arizona, and Colorado for the three months ended September 30, 2010, total revenues for the Company’s centers opened prior to July 1, 2009 and still open as of September 30, 2010 increased 2.8% compared to the same period in 2009. Centers opened prior to July 1, 2009 were at least three months and fifteen months old as of September 30, 2009 and 2010, respectively. Total revenues for the 19 centers opened after July 1, 2009 and still open as of September 30, 2010 increased $0.4 million, from $9,000 for the three months ended September 30, 2009 to $0.4 million for the same period in 2010. The remainder of total revenues, or the centers that were closed, represented a decrease of approximately $12 million for the three months ended September 30, 2010 compared to the same period in 2009.

Center Expense Analysis

Salaries and related payroll costs. The net decrease of $1.1 million, or 2.4%, in salaries and related payroll costs for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to a reduction in the number of centers open during the three months ended September 30, 2010 compared to the same period in 2009.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased from 23.1% of revenues, or $38.8 million, for the three months ended September 30, 2009 to 21.6% of revenues, or $33.3 million, for the same period in 2010. This decrease is due primarily to an improvement in the loss rates and a reduction in total receivables at September 30, 2010 compared to September 30, 2009.

Occupancy costs.  The net decrease of $1.7 million, or 7.1%, in occupancy costs for the three months ended September 30, 2010 compared to the same period in 2009 was due primarily to a reduction in the number of centers open during the three months ended September 30, 2010 as compared to the same period in 2009.

Advertising expense.  The increase in advertising expense of $1.3 million for the three months ended September 30, 2010 was due primarily to a direct mail initiative of approximately $0.6 million, additional broadcast advertising of approximately $0.5 million and an increase in online advertising of approximately $0.2 million during the three months ended September 30, 2010, compared to the same period in 2009.

Other center expenses.  The net increase of $1.1 million, or 10.4%, in other center expenses for the three months ended September 30, 2010 was due primarily to an increase in center relocation and closing costs of approximately $1.8 million for the three months ended September 30, 2010 compared to the same period in 2009, This increase was partially offset by a decrease in telephone expenses, office supplies, travel expenses, and bank fees of approximately $0.7 million for the three months ended September 30, 2010 compared to the same period in 2009.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The net increase in general and administrative expenses of approximately $0.1 million for the three months ended September 30, 2010 compared to the same period in 2009 was due primarily to:

•      higher salaries and expenses related to personnel of approximately $0.4 million, and

•      an increase in professional fees of approximately $0.1 million.

This increase was partially offset by:

•      a decrease in consulting fees associated with the point of sale system of approximately $0.3 million, and

•      a decrease in legal fees, net of insurance reimbursements, of approximately $0.8 million.

Legal Settlements. The amounts reflected as legal settlements are primarily a result of charges accrued during the three months ended September 30, 2009 and 2010 of approximately $6 million and $16.3 million for the settlement of the Arkansas and North Carolina class-action lawsuits, respectively, net of any insurance reimbursements.

Interest expense.  The decrease in interest expense of $0.3 million for the three months ended September 30, 2010, as compared to the same period in 2009 was due primarily to a decrease in the average outstanding balance of variable interest debt during the quarter.

Income Tax Expense.  The effective income tax rate was 39.3% and 64.3% for the three months ended September 30, 2009 and 2010, respectively. The increase in income tax expense for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to lower pre-tax profits, primarily as a result of legal settlements, along with other discrete items recognized at September 30, 2010. Additionally, permanent non-deductible items remained stable for the year, but when applied to lower pre-tax income, resulted in an increase to the effective income tax rate.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010

The following tables set forth our results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2009		2010		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$474,437	100.0%	$439,983	100.0%	$(34,454)	(7.3)%
Center Expenses:
Salaries and related payroll costs	137,425	29.0%	135,155	30.7%	2,270	1.7%
Provision for doubtful accounts	92,893	19.6%	71,100	16.2%	21,793	23.5%
Occupancy costs	71,419	15.1%	67,204	15.3%	4,215	5.9%
Center depreciation expense	10,142	2.1%	7,596	1.7%	2,546	25.1%
Advertising expense	15,351	3.2%	15,732	3.6%	(381)	(2.5)%
Other center expenses	34,870	7.3%	33,102	7.5%	1,768	5.1%
Total center expenses	362,100	76.3%	329,889	75.0%	32,211	8.9%
Center gross profit	112,337	23.7%	110,094	25.0%	(2,243)	(2.0)%
Corporate and Other Expenses (Income):
General and administrative expenses	42,128	8.9%	47,622	10.8%	(5,494)	(13.0)%
Legal settlements	6,399	1.3%	18,584	4.2%	(12,185)	(190.4)%
Corporate depreciation expense	2,038	0.4%	1,838	0.4%	200	9.8%
Interest expense	4,850	1.0%	3,565	0.8%	1,285	26.5%
Interest income	(160)	—%	(67)	—%	(93)	(58.1)%
(Gain)/loss on disposal of property and equipment	(244)	—%	350	0.1%	(594)	(243.4)%
Loss on impairment of assets	2,209	0.5%	654	0.1%	1,555	70.4%
Total corporate and other expenses	57,220	12.1%	72,546	16.4%	(15,326)	(26.8)%
Income before income taxes	55,117	11.6%	37,548	8.6%	(17,569)	(31.9)%
Income tax expense	20,751	4.4%	17,535	4.0%	3,216	15.5%
Net income	$34,366	7.2%	$20,013	4.6%	$(14,353)	(41.8)%

	Nine Months Ended September 30,
	2009	2010
Center Information:
Number of centers open at beginning of period	2,797	2,587
Opened	7	13
Acquired	—	—
Closed	(190)	(240)
Number of centers open at end of period	2,614	2,360
Weighted average number of centers open during the period	2,717	2,495
Number of customers served—all credit products (thousands)	1,147	1,117
Number of cash advances originated (thousands) (1)	7,836	7,290
Aggregate principal amount of cash advances originated (thousands) (1)	$2,824,109	$2,688,468
Average amount of each cash advance originated (1)	$360	$369
Average charge to customers for providing and processing a cash advance (1)	$53	$55
Average duration of a cash advance (days) (1)(2)	17.5	18.1
Average number of lines of credit outstanding during the period (thousands) (3)	27	10
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$12,625	$4,300
Average principal amount on each line of credit outstanding during the period (3)	$446	$277
Number of installment loans originated (thousands) (4)	25	40
Aggregate principal amount of installment loans originated (thousands) (4)	$11,202	$17,882
Average principal amount of each installment loan originated (4)	$443	$452

(1)           Excludes lines of credit and installment loans.

(2)           Excludes the impact of extended payment plans.

(3)           In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)           The installment loan activity reflects loans we originated as the lender in Illinois and Colorado.

	Nine Months Ended September 30,
	2009		2010		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$174.6	100.0%	$176.3	100.0%	$1.7	1.0%
Center expenses:
Salaries and related payroll costs	50.6	29.0%	54.2	30.7%	(3.6)	(7.1)%
Provision for doubtful accounts	34.2	19.6%	28.5	16.2%	5.7	16.7%
Occupancy costs	26.3	15.1%	26.9	15.3%	(0.6)	(2.3)%
Center depreciation expense	3.7	2.1%	3.0	1.7%	0.7	18.9%
Advertising expense	5.7	3.2%	6.3	3.6%	(0.6)	(10.5)%
Other center expenses	12.8	7.3%	13.3	7.5%	(0.5)	(3.9)%
Total center expenses	133.3	76.3%	132.2	75.0%	1.1	0.8%
Center gross profit	$41.3	23.7%	$44.1	25.0%	$2.8	6.8%

Revenue Analysis

Total revenues decreased approximately $34.5 million during the nine months ended September 30, 2010 compared to the same period in 2009. Total revenues for the 2,337 centers opened prior to January 1, 2009 and still open as of September 30, 2010 decreased $3.7 million, from $427 million for the nine months ended September 30, 2009 to $423.3 million for the same period in 2010. Excluding revenues from Virginia, Washington, Kentucky, South Carolina, Arizona, and Colorado for the nine months ended September 30, 2010, total revenues for the Company’s centers opened prior to January 1, 2009 and still open as of September 30, 2010 increased 7.3% compared to the same period in 2009. Centers opened prior to January 1, 2009 were at least nine months and eighteen months old as of September 30, 2009 and 2010, respectively. Total revenues for the 23 centers opened after January 1, 2009 and still open as of September 30, 2010 increased $1 million, from $0.2 million for the nine months ended September 30, 2009 to $1.2 million for the same period in 2010.

The remainder of total revenues, or the centers that were closed, represented a decrease of approximately $31.8 million for the nine months ended September 30, 2010 compared to the same period in 2009.

Center Expense Analysis

Salaries and related payroll costs.  The net decrease of $2.3 million, or 1.7%, in salaries and related payroll costs for the nine months ended September 30, 2010 was primarily due to a reduction in the number of centers open during the nine months ended September 30, 2010 compared to the same period in 2009. A portion of the per center increase in salaries and related payroll costs was due to an increase in the average number of full-time equivalent field employees during the nine months ended September 30, 2010 as compared to the same period in 2009.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased from 19.6% of revenues, or $92.9 million, for the nine months ended September 30, 2009 to 16.2% of revenues, or $71.1 million, for the same period in 2010. This decrease is due primarily to an improvement in the loss rates and a reduction in total receivables at September 30, 2010 compared to September 30, 2009. During the nine months ended September 30, 2009 and 2010, we received proceeds from the sale of receivables in the amounts of $2.2 and $0.7 million, respectively.

Occupancy costs.  The net decrease of $4.2 million, or 5.9%, in occupancy costs for the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to a reduction in the number of centers open during the nine months ended September 30, 2010 as compared to September 30, 2009.

 Advertising expense. The increase in advertising expense of $0.4 million for the nine months ended September 30, 2010 was due primarily to additional broadcast advertising of approximately $0.5 million and an increase in online advertising of approximately $0.2 million, compared to the same period in 2009. This increase was partially offset by a decrease in direct mail of approximately $0.4 million for the nine months ended September 30, 2010, compared to the same period in 2009.

Other center expenses.  The net decrease of $1.8 million, or 5.1%, in other center expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to a reduction in the number of centers open during the nine months ended September 30, 2010 as compared to September 30, 2009.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The net increase in general and administrative expenses of approximately $5.5 million for the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to:

•      higher legal fees, net of insurance reimbursements, of approximately $1.1 million;

•      an increase in salaries and expenses related to personnel of approximately $1.5 million; and

•      an increase in consulting fees of approximately $0.7 million.

Legal Settlements. The amounts reflected as legal settlements are primarily a result of charges accrued during the nine months ended September 30, 2009 and 2010 of approximately $6 million and $16.3 million for the settlement of the Arkansas and North Carolina class-action lawsuits, respectively, net of any insurance reimbursements.

Gain/loss on disposal of property and equipment. The decrease of approximately $0.6 million for the nine months ended September 30, 2010, relates primarily to $0.4 million of expenses incurred in connection with the closing and consolidation of centers for the nine months ended September 30, 2010, compared to a $0.2 million gain for the nine months ended September 30, 2009.

Loss on impairment of assets. The decrease of approximately $1.5 million for the nine months ended September 30, 2010, relates primarily to $0.7 million of expenses incurred in connection with the impairment of assets for the nine months ended September 30, 2010, compared to $2.2 million for the nine months ended September 30, 2009.

Interest expense.  The decrease in interest expense of approximately $1.3 million for the nine months ended September 30, 2010, as compared to the same period in 2009 was due primarily to a decrease in the average outstanding balance of variable interest debt year to date.

Income Tax Expense.  The effective income tax rate was 37.7% and 46.7% for the nine months ended September 30, 2009 and 2010, respectively. The increase in income tax expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a reduction in state income taxes recognized at September 30, 2009 and lower pre-tax profits, primarily as a result of legal settlements, along with other discrete items recognized at September 30, 2010. Additionally, permanent non-deductible items remained stable for the year, but when applied to lower pre-tax income, resulted in an increase to the effective income tax rate.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the nine months ended September 30, 2009 and 2010 (dollars in thousands):

			Variance Favorable/(Unfavorable)
	2009	2010	Dollars	%
Cash flows provided by (used in):
Operating activities	$121,006	$81,953	$(39,053)	(32.3)%
Investing activities	(69,011)	(58,494)	10,517	15.2%
Financing activities	(55,108)	(42,834)	12,274	22.3%
Effect of exchange rate changes on cash and cash equivalents	6	(57)	(63)	(1050.0)%
Net decrease in cash and cash equivalents	(3,107)	(19,432)	(16,325)	(525.4)%
Cash and cash equivalents, beginning of period	16,017	38,189	22,172	138.4%
Cash and cash equivalents, end of period	$12,910	$18,757	$5,847	45.3%

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

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers’ peak or the customer demand for new advances decreases. Advances and fees receivable, net, decreased approximately $12.4 million, or 5.9%, to $199.8 million at September 30, 2010 compared to $212.2 million at September 30, 2009. Advances and fees receivable, net, decreased approximately $4.5 million, or 2.2%, to $199.8 million at September 30, 2010 compared to $204.2 million at December 31, 2009 due primarily to tax refund season.

During the nine months ended September 30, 2009 and 2010, we repurchased 4,387 and 53,024 shares of our common stock, respectively, at a cost of approximately $11,500 and $276,686, respectively. All of these shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

During the nine months ended September 30, 2009 and 2010, zero and 42,793 stock options, respectively, were surrendered at a cost of zero and approximately $231,819, respectively, in a net settlement in order to satisfy the exercise price and withholding obligations associated with stock option exercises.

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

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately 32.3% to $82 million for the nine months ended September 30, 2010 compared to $121 million for the same period in 2009. The decrease in operating cash flows was primarily attributable to a decrease in net income of approximately $14.4 million, and a decrease in the provision for doubtful accounts of approximately $21.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased approximately 15.2% to $58.5 million for the nine months ended September 30, 2010 compared to $69 million for the same period in 2009. The change in investing cash flow was primarily due to a decrease in advances receivable of approximately $11.1 million, partially offset by an increase of approximately $0.6 million in remodeling and new center imaging costs.

Cash Flows from Financing Activities

Net cash used in financing activities decreased 22.3% to $42.8 million for the nine months ended September 30, 2010 compared to $55.1 million for the same period in 2009. The change in financing cash flows was primarily the result of a decrease in net repayments of the revolving credit facility of approximately $10.7 million and a decrease in payments of book overdrafts of approximately $2.2 million. These decreases were partially offset by $0.4 million and $0.2 million increases in repurchases of restricted stock and payments of long-term debt, respectively.

Capital Expenditures

For the nine months ended September 30, 2009 and 2010, we incurred costs related to capital expenditures of approximately $3 million and $3.6 million, respectively. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of September 30, 2009 and 2010, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $19.1 million and $19 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at September 30, 2009 and 2010 was approximately $4.3 million and $4.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of September 30, 2010, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2010	2011	2012	2013	2014	2015 and thereafter
Long-term debt obligations:
Revolving credit facility	$110,968	$—	$—	$—	$110,968	$—	$—
Mortgage payable	4,236	123	513	552	594	639	1,815
Note payable	379	125	254	—	—	—	—
Interest payable on long-term debt obligations	1,147	79	286	245	203	158	176
Operating lease obligations (1)	117,607	15,772	49,871	33,179	15,096	2,484	1,205
Purchase obligations	8,897	4,960	3,101	827	9	—	—
Total	$243,234	$21,059	$54,025	$34,803	$126,870	$3,281	$3,196

(1)          Includes leases for centers, aircraft hangar and warehouse space, security equipment, and fax/copier equipment.

Long-Term Debt Obligations

In March 2008, we entered into an amendment and restatement of our prior credit facility with a syndicate of banks. As amended and restated our revolving credit facility provides us with a $270 million revolving line of credit, including the ability to issue up to $25 million in letters of credit. Our revolving credit facility matures on March 24, 2013. We have the option to increase the revolving credit facility by an additional $95 million upon receipt of sufficient commitments from lenders in the lending syndicate and other eligible lenders as defined in the credit agreement. Any portion of our revolving credit facility that is repaid may be borrowed again subject to any limitations based on financial covenants. In July 2008, we amended our credit facility to modify the consolidated net worth test to reduce the requirement by the cost of repurchases of common stock made after January 1, 2008.

As of September 30, 2010, we had approximately $111 million outstanding on the revolving portion of our credit facility and approximately $6.2 million of commitments under outstanding letters of credit, leaving approximately $152.9 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of September 30, 2010, the senior leverage covenant restricted that additional availability to approximately $59.5 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of September 30, 2010, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half (3.5) times trailing 12-month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing 12-month EBITDA as defined in the credit agreement. Our trailing 12-month EBITDA, as defined in the credit agreement, as of September 30, 2010 was approximately $90.4 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior 12 consecutive months. At September 30, 2010, our charge off ratio was 3.5% and was calculated based on average monthly charge-offs of $9.3 million and average transaction receivables of $269.2 million. We had charge-offs of $29.1 million during the three months ended September 30, 2010 and could have charged off an additional $36.4 million within the limits of this covenant for the three months ended September 30, 2010. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) the failure to pay monetary judgment’s within 30 days of the due date in excess of $1 million in the aggregate (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at September 30, 2010. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $4.6 million and $4.2 million at December 31, 2009 and September 30, 2010, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.6 million and $4.4 million at December 31, 2009 and September 30, 2010, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of September 30, 2010, our purchase obligations totaled approximately $8.9 million.

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

•                  theft and employee errors; and

•                  the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, under “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and under “Part II. Item 1A. Risk Factors” in this Quarterly Report.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2009 or September 30, 2010. The weighted average interest rate on our $141.1 million of variable interest debt as of December 31, 2009 was approximately 3.13%. The weighted average interest rate on our $111 million of variable interest debt as of September 30, 2010 was approximately 3.28%.

We had total interest expense of $1.6 million and $1.3 million for the three months ended September 30, 2009 and 2010, respectively. We had total interest expense of $4.9 million and $3.6 million for the nine months ended September 30, 2009 and 2010, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.8 million and $0.5 million for the three months ended September 30, 2009 and 2010, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $2.3 million and $1.5 million for the nine months ended September 30, 2009 and 2010, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2009 or September 30, 2010.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $1.9 million in each of December 31, 2009 and September 30, 2010. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, and in “Part II. Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended September 30, 2010:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	1,116	3.60	—	—
Total	1,116	$3.60	—	$—

(1)                                  Based on trade date.

(2)                                  This column reflects 1,116 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company’s 2004 Omnibus Stock Plan.

(3)                                  In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. We did not repurchase any stock during the three months ended September 30, 2010.

ITEM 5. OTHER INFORMATION.

On October 27, 2010, our Board of Directors adopted new compensation arrangements for non-employee directors that will become effective on January 1, 2011. The new arrangements: (i) eliminate meeting fees (with the exception of special committee meetings); (ii) provide for annual retainers (to be paid quarterly) based on the independent director’s Board and Committee service; and (iii) provide for an annual grant of restricted stock, along with minimum stock ownership guidelines. A detailed description of the new compensation arrangements for a non-employee director is provided in Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Also on October 27, 2010, our Board of Directors formed a new Board committee, called the Industry Relations Committee, for the purpose of monitoring and overseeing: (i) federal and state regulatory developments and the Company’s responses to those developments; and (ii) the Company’s relationships with community and consumer organizations. Messrs. Anthony T. Grant and Tony S. Colletti will serve as members of the Committee, with Mr. Grant serving as Chairman.

ITEM 6.  EXHIBITS.

Exhibit	Description
10.1	Non-Employee Director Compensation Arrangements
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE
CENTERS, INC.

November 8, 2010	By:	/s/ J. PATRICK O’SHAUGHNESSY

J. Patrick O’Shaughnessy
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Non-Employee Director Compensation Arrangements
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).