Form 10-K
period 2010-12-31
Advance America, Cash Advance Centers, Inc.
filed 2011-03-10
CIK 1299704

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $222,837,687.

         At March 2, 2011, there were 62,292,117 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this report is incorporated herein by reference from the registrant's proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 17, 2011.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2010

FORWARD-LOOKING STATEMENTS

        The matters discussed in this Annual Report on Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "expect," "intend," "plan," "believe," "project," "anticipate," "may," "will," "should," "would," "could," "estimate," "continue," and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other "forward-looking" information.

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

 PART I

ITEM 1.    BUSINESS.

Overview

        We are the largest non-bank provider of cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2010, we operated 2,313 centers in 30 states in the United States, 21 centers in the United Kingdom, and 18 centers in Canada, and had 62 limited licensees in the United Kingdom. Cash advances are typically small-denomination, short-term, unsecured advances that are due on the customer's next payday. We do not franchise any of our centers in the United States or Canada and do not provide pawn lending, title lending, or similar services.

        We offer various types of short-term credit products and services depending on applicable legislative and regulatory restrictions. For example, in Texas, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. We offer installment loans directly to customers in Illinois and Colorado, and second mortgage loans in Ohio. We also offer certain complementary products and services. For example, we sell prepaid debit cards in most of our centers as an agent of a bank regulated by the U.S. Office of Thrift Supervision ("OTS"). We also sell money orders and provide money transfer services as an agent of a registered money transmitter. In the future, we may further expand our product and service offerings.

        We focus primarily on providing cash advance services to middle-income working individuals. The table below shows selected demographics of the customers we serve:

	Customers(1)	U.S. Census 2000
Average age (years)	47	36
Median household income	$48,964	$41,994
Percentage homeowners(2)	61%	66%
Percentage with high school degrees	90%	81%

(1)
Based on 200,000 of our randomly selected customers across all states that performed a transaction between January 1, 2010 and November 30, 2010.

(2)
Percentage homeowners include homeowners and probable homeowners.

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

        Our centers, which we design to have the appearance of mainstream financial institutions, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2010, we operated 2,231 centers under the "Advance America" brand and 121 centers under the "National Cash Advance" brand.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2008	2009	2010
Number of centers open at end of period	2,797	2,587	2,352
Number of customers served—all credit products (thousands)	1,419	1,316	1,310
Number of cash advances originated (thousands)(1)	11,762	10,860	10,027
Aggregate principal amount of cash advances originated (thousands)(1)	$4,296,493	$3,922,195	$3,710,133
Average amount of each cash advance originated(1)	$366	$361	$370
Average charge to customers for providing and processing a cash advance(1)	$55	$53	$55
Average duration of a cash advance (days)(1)(2)	16.8	17.6	18.0
Average number of lines of credit outstanding during the period (thousands)(3)	10	24	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$6,946	$10,945	$3,753
Average principal amount on each line of credit outstanding during the period(3)	$672	$410	$251
Number of installment loans originated (thousands)(4)	32	35	61
Aggregate principal amount of installment loans originated (thousands)(4)	$14,841	$15,992	$27,375
Average principal amount of each installment loan originated(4)	$462	$453	$446

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the effect of extended payment plans.

(3)
In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit in September 2010.

(4)
The installment loan activity for 2008 and 2009 reflects loans we originated as the lender in Illinois only. For 2010 the installment loan activity reflects loans we originated as the lender in Illinois and Colorado.

Our Industry

        The cash advance services industry is part of the broader consumer finance industry. In contrast to more traditional consumer credit options, cash advance services typically involve providing customers small-denomination, short-term, and unsecured cash advances. We believe our industry developed in the early 1990s in response to changes in the availability of short-term consumer credit alternatives from traditional banking institutions. The high charges associated with having insufficient funds in one's bank account, as well as overdraft fees and other late fees charged by financial institutions and merchants, helped create customer demand for cash advance services. We believe customers value cash advance services as a simple, quick, and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other alternatives.

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for cash advance services, our industry experienced significant growth during the late 1990s and early 2000s. However, due to market saturation and to federal and state legislative and regulatory challenges, the number of centers in the cash advance services industry has largely stopped growing in the United States. Additionally, traditional banking institutions, other consumer credit providers, and retailers have introduced products and services that are designed to compete more directly with cash advance services.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,313 centers located in 30 states as of December 31, 2010, we are the largest non-bank provider of cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest non-bank provider of cash advance services. We believe our size provides us with a leadership position in the industry, allows us to leverage our brand name, and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors, and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support, and customer support systems.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group composed of our company and more than 100 other companies engaged in the cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate profitably within a balanced regulatory framework. Cash advance legislation we supported was adopted by two states in 2010 and 2009, and five states in 2008. Our approach is to continue to work with policymakers and grassroots organizations to provide a predictable and favorable legislative environment for the cash advance services industry.

        Center-Level Controls.    We believe that our management information systems, our cash management systems, and our internal compliance systems are critical to our success. We use both proprietary and third-party point-of-sale systems to record transactions on a daily basis. We analyze this information at our centers and at our headquarters. We also use a third-party cash reconciliation software system to balance and monitor cash receipts and disbursements.

        Customer Satisfaction.    We believe our customers value our safe and convenient locations and the courtesy with which they are treated by our employees. Our cash advance services are cost-competitive and easy to understand. We post our rates and fees on the walls of our stores and our customer documents fully outline the terms of the transaction. The advance process is simple, reliable, and transparent for our customers. We believe our customer service distinguishes us from our competitors and that our customers are more likely than those of other cash advance providers to repay advances in a timely manner and return to us the next time the need arises for a cash advance. Periodically, we survey our customers to measure their satisfaction with Advance America. In our most recent survey in October 2010, over 91% of our surveyed customers rated our customer service as good or excellent and 93% say they will consider Advance America in the future.

        Geographical Diversification of Our Centers.    With centers located in 30 states as of December 31, 2010, we believe we have developed a significant presence throughout the United States. We also operate centers in Canada and the United Kingdom. This geographic diversification helps mitigate the risk and possible financial impact of unfavorable legislative changes or the economic environment of a particular region and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2010, Florida, California, and Texas, which accounted for approximately 12.6%, 12.4%, and 11.8%, respectively, of our total revenues, were the only states that accounted for more than 10% of our total revenues.

Business Strategy

        Maintain Position as the Market Leader.    A principal component of our strategy is being a leading provider of cash advance services in each market where we operate. We believe that by continuing to offer the convenience of multiple locations, as well as exceptional customer service, we will maintain a high level of customer satisfaction. In general, we believe there are few opportunities for new markets in the United States and we have reduced new center openings accordingly. In the United States, we opened five centers in 2009 and 19 centers in 2010. We currently expect to open approximately 35 centers during 2011. We may also consider opportunities to acquire cash advance companies or businesses in select markets.

        Improve Profitability of Existing Centers.    As the competitive environment has shifted away from new center openings, we are now focusing on opportunities to improve the profitability of our existing centers, including by selectively consolidating centers. We believe we can combine certain centers that are near each other and maintain the majority of the customers and revenues of both centers while reducing operating costs. From time to time, we may also acquire new customers from competitors who are exiting certain markets where we operate so that we can increase the average number of customers per center. By selectively consolidating centers and increasing the average number of customers served per center, we hope to reduce operating costs and increase center gross profit.

        Continue to Drive Center Operating Performance.    We strive to have all of our centers match the operating performance of the best centers in their market. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are: (1) maintaining a high level of compliance with applicable laws and regulations; (2) meeting stated target volume objectives; and (3) meeting loss targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can improve operating performance in all our centers.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2010, 34 states had specific laws that permitted cash advances or related services, 30 of which we believe offer a regulatory framework that balances consumer interests while allowing profitable cash advance operations. We remain committed to working with policymakers and grassroots organizations to facilitate the implementation of a balanced, viable, and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably.

        Further Expand Our Product and Service Offerings.    While our primary focus will continue to be on cash advance services, we also continue to explore complementary product and service offerings to take advantage of our brand name and national footprint. Over the last several years, we began to offer prepaid debit cards and money transfer services as an agent for third-party vendors. We believe these products increase customer satisfaction and revenue.

        Expand Distribution Channels.    During 2008, we began accepting online cash advance applications through Advance America websites, where customers may either (1) apply for cash advances from us and come to a center to complete their transactions; or (2) apply for cash advances from third-party lenders that will be deposited directly to their bank account. We expect this distribution channel to attract new customers.

Our Services

  Cash Advance Services

        Our primary business is offering cash advance services, which include cash advances and installment loans. However, we also offer certain complementary products and services.

        In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for services ranging from single cash advances to installments with closed-end terms. The particular cash advance services may change in response to changes in state law and federal law. Additionally, where permitted by applicable law, we may service customers for a third-party lender. For example, we operate as a credit services organization ("CSO") in Texas, where we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of the agreement with this lender, we process customer applications and are contractually obligated for all losses.

        The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services we currently offer also vary by jurisdiction and range up to 22% of the amount of the cash advance.

        We may charge and collect annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees. Fees for returned checks or electronic debits that are declined for non-sufficient funds ("NSF") vary by state and range up to $30, and late fees vary by state and range up to $50. For the years ended December 31, 2010 and 2009, total NSF fees collected were approximately $2.9 million and $3.2 million, respectively, and total late fees collected were approximately $0.9 million and $0.8 million, respectively. In Texas and online, the third-party lender charges NSF fees and late fees in accordance with applicable law.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in person, completing an application, and receiving a cash advance from us; (2) by visiting our website, beginning the application process online, and then visiting one of our centers in person to complete the application and receive a cash advance from us; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited into the customer's bank account.

        Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of the third party lender. The customer's identification, proof of income and/or employment, and proof of bank account are verified. We determine whether to approve a cash advance and the size of a cash advance, based primarily on a customer's income. In the future, we may consider other criteria in evaluating cash advances. If a third-party lender provides the advance, such as in Texas and online, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

        After the documents presented by the customer have been copied and reviewed for completeness and accuracy and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement and makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization and payment cycles may vary depending upon state law and service type. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus applicable fees and interest. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

  Other Products

        We offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check-cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission, and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a bank regulated by the OTS. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and point of sale purchases. In the third and fourth quarters of 2007, we began selling money orders and providing money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made by our centers.

  Approval Process

        Although there are numerous differences under the various state-level enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics of our principal products and services generally are substantially similar in most states.

        In order for a new customer to be approved for a cash advance, he or she is required to have a bank account and a regular source of income. To obtain a cash advance, a customer typically:

  •
  completes an application and presents the required documentation, usually proof of identification, a pay stub or other evidence of income, and a bank statement;

  •
  enters into an agreement governing the terms of the cash advance, including the customer's agreement to repay the amount advanced in full on or before a specified due date (usually the customer's next payday), and our agreement to defer the presentment or deposit of the customer's check or ACH authorization until the due date;

  •
  writes a personal check or provides an ACH authorization to cover the amount advanced plus charges for applicable fees and/or interest; and

  •
  makes an appointment to return on the specified due date to repay the amount advanced plus the applicable charges and to reclaim his or her check.

        In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance. We are currently testing a new customized predictive scoring model that considers other criteria in evaluating first time customers' probability of repaying a cash advance. The model is designed to decline customers who are statistically unlikely to repay a cash advance. The full implementation of this model is expected to result in a decrease in cash advances written, a decrease in loan losses, and an overall increase in net revenue. When a third party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

        If a customer does not pay the amount due, our center management has the discretion to either commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or deposit the customer's personal check or debit their bank account in accordance with their ACH authorization. If center management decides to commence past-due collection efforts, employees typically contact the customer by telephone to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer's check for a cashier's check, if funds are available.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or ACH debit clears. If the customer's check or ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees or third party collection agencies and typically include contacting the customer by telephone to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Center Operations

  Centers

        We operate the largest non-bank network of cash advance centers in the United States. The following table illustrates the composition of our center network by geographic area as of the specified dates:

	As of December 31,
State	2008	2009	2010
Alabama	144	142	139
Arizona(1)	53	48	—
California	290	282	278
Colorado(2)	68	62	31
Delaware	16	16	14
Florida	257	241	241
Idaho	10	7	6
Illinois	80	65	62
Indiana	113	100	95
Iowa	35	34	34
Kansas	59	53	53
Kentucky	44	44	44
Louisiana	85	84	82
Michigan	152	151	153
Mississippi	61	61	61
Missouri	91	86	83
Montana(3)	5	2	—
Nebraska	24	22	20
Nevada	14	13	11
New Hampshire(4)	24	—	—
North Dakota	8	6	2
Ohio(5)	244	181	174
Oklahoma	68	67	67
Rhode Island	21	21	20
South Carolina	138	140	129
South Dakota	12	11	11
Tennessee	63	62	61
Texas	252	244	244
Utah	6	6	3
Virginia(6)	151	139	82
Washington(7)	102	91	46
Wisconsin	67	62	56
Wyoming	10	10	11

Total United States	2,767	2,553	2,313
Canada	10	13	18
United Kingdom	20	21	21

Total	2,797	2,587	2,352

(1)
We closed all of our centers in Arizona during 2010.

(2)
We closed or consolidated 31 centers in Colorado during 2010.

(3)
We closed all of our centers in Montana during the fourth quarter of 2010.

(4)
We closed all of our centers in New Hampshire during 2009.

(5)
We closed or consolidated 63 centers in 2009 and 7 centers in 2010 in Ohio.

(6)
We closed or consolidated 57 centers in Virginia during 2010.

(7)
We closed or consolidated 45 centers in Washington during 2010.

  Revenues and Long-Lived Assets

        Our domestic and international revenues and long-lived assets for the three years ended December 31, 2008, 2009, and 2010 are as follows (in thousands):

	Domestic			International
	2008	2009	2010	2008	2009	2010
Revenues	$673,567	$644,496	$593,379	$2,869	$3,180	$6,855
Long-lived assets	$171,525	$155,823	$148,819	$5,991	$7,011	$6,158

  Internal Compliance Audit

        We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA Best Practices, and our internal policies and procedures. The auditors conduct periodic audits of our centers. They typically spend one to two days in each center, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls, and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training.

Competition

        We believe our principal competitors for short-term credit customers in the United States are merchants who accept late payments and banks and credit unions that provide overdraft services and bounced check protection for their account holders. We believe the credit provided and fees generated by the cash advance service industry are small in comparison to the overall short-term credit market. The cash advance services industry provides services that are designed to be simple, affordable, and convenient alternatives to merchant late fees, penalties, and overdraft service fees.

        Within the cash advance services industry, we believe that the principal competitive factors are customer service, location, convenience, speed, and confidentiality. Historically, cash advance services have been highly competitive due to relatively low barriers to entry and the regulatory safe harbor that many state statutes provided. We believe the industry has begun to mature and that the number of competitors is contracting. However, we believe that competition remains high even as our industry matures and consolidates.

        The cash advance services industry is highly fragmented. In April 2010, Stephens, Inc. estimated that there were approximately 20,600 outlets (including our own centers) in the United States, down 7.6% from the prior year. Our network of 2,313 centers in the United States as of December 31, 2010 represents the largest network of such centers in the United States. We believe that our two largest cash advance company competitors, Check 'n Go and Check into Cash, have approximately 1,000 and 1,100 cash advance centers, respectively. We also believe that QC Holdings, Inc. has over 550 locations in the United States. The remaining competitors are primarily smaller chains and single-unit operators. We also compete with businesses offering cash advances and short-term loans over the internet as well as by phone, many of whom operate outside of the state regulatory framework.

        In addition to businesses that provide cash advance services as their core product line, there are other companies that offer cash advance services as an ancillary financial product to their customers. This includes banks and credit unions, which provide cash advance services to their customers as an alternative or in addition to overdraft services, some of which have a much larger branch and automated teller machine network than our center network. This also includes companies with the primary business of cashing checks, selling money orders, providing pawn lending, title lending, money transfer services, or offering similar financial services. These competitors include Dollar Financial Corp., ACE Cash Express, Inc., and Cash America International, Inc.

Marketing and Advertising

        The goal of our marketing strategy is to maximize revenues by attracting new customers and cross-selling all of our products and services to existing customers. We use the results of data analysis from our customer database to target prospects who have characteristics similar to the customers we serve.

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

Information Systems

        We use both proprietary and third party point-of-sale systems to record transactions in our centers. The point-of-sale systems are also used at our headquarters to develop information for management. We also use a third-party cash reconciliation software system to reconcile bank accounts and monitor cash receipts and disbursements.

        The point-of-sale systems are designed to facilitate customer service and speed the dissemination of information for cash reconciliation purposes. These systems record and monitor the details of every transaction, reduce the risk of transaction errors, and provide automated, integrated transactions that are designed to ensure standardization and compliance with applicable state and federal regulations.

        Transaction data gathered by our point-of-sale system is integrated into our management information system, general ledger, and cash reconciliation software. Third party point-of-sale systems are not fully integrated at present. Our point-of-sale systems and cash reconciliation software allow us to:

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

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $1.3 million (0.22% of total revenues) in 2010, $1.7 million (0.27% of total revenues) in 2009, and $2.1 million (0.31% of total revenues) in 2008.

Human Resources

        Our North American operations are divided into zones, regions, and divisions, which we believe allows for a more effective management process. A zone has approximately 500 to 1,000 centers and includes centers in more than one state. We currently have three North American zones, each with a zone director responsible for the operations, administration, staffing, and general supervision of the centers in his or her zone. Regions include 18 to 153 centers organized into three to 11 divisions and are supervised by regional directors who report to a zone director. Divisions include four to 20 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations and is periodically revised as centers are opened, closed, or consolidated. Our three zones in North America currently include 22 regions and 175 divisions. Within the United Kingdom we have a single zone and two regions.

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

Employees

        We currently have approximately 5,839 employees, including approximately 5,398 center employees, 171 divisional directors, 19 regional directors, three state directors, four zone directors, and 244 corporate employees and support personnel.

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

Government Regulation

        Our products and services are subject to extensive local, state, federal, and foreign regulation. The regulation of our industry is intended primarily for the protection of consumers rather than investors in our common stock or our creditors and is constantly changing as new regulations are introduced and existing regulations are repealed, amended, and modified. This evolving regulatory landscape creates various uncertainties and risks for the operation of our business, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. See "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

Federal Regulation

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2008 and 2009, bills were introduced in Congress that would have placed a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cents-per-dollar borrowed ($.15/$1.00) cap on fees for cash advances, banned rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and required us to offer an extended payment plan that would severely restrict our cash advance product. In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which authorizes the Bureau of Consumer Financial Protection ("BCFP") to regulate a variety of consumer finance transactions. Any federal legislative or regulatory action that severely restricts or prohibits cash advance and similar services, if enacted, could have a material adverse impact on our business. Any federal law that would effectively limit our APR to 36% would likely eliminate our ability to continue our current operations.

        Our products and services are subject to a variety of federal laws and regulations, such as the Dodd-Frank Act, Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act"), and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate.

        Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

State Regulation

        Our business is regulated under a variety of enabling state statutes, including payday loan, deferred presentment, check-cashing, money transmission, small loan, and credit services organization state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2010, we operated in 30 states because we believe it is attractive to operate in those states due to specific legislation that enables us to offer economically viable products. We currently do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in those jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density, or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. Despite the lack of specific laws, other laws may permit us to offer products and services in these states.

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

        During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future. Legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire. In Virginia, a 2009 law prompted us to change our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling and additional legislation limited our ability to offer and service the open-ended line of credit product in Virginia. As a result, we discontinued originations of new lines of credit and draws on existing lines of credit and we have consolidated a number of our centers in Virginia. We may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable. In the State of Washington, on January 1, 2010, a new law placed a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight in any one year. As a result, we expect our revenues and profits in Washington will be significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. New laws in each of South Carolina, Kentucky, and Wisconsin implement a statewide database to monitor the number and/or dollar amount of advances made to customers. New Colorado legislation permits a multiple installment loan that we expect will significantly lower our revenues and profits in Colorado. Further, legislation permitting cash advances in Arizona expired on July 2, 2010, and as a result, we ceased operating in Arizona. The Mississippi legislature passed legislation during the first quarter of 2011 which, if signed by the governor, would modify certain aspects of our cash advance product in that state and extend the statute's sunset provision through 2016. This legislation would become effective on January 1, 2012. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may require us to cease operations, while other changes may result in less significant short-term or long-term changes, interruption in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services.

        Statutes authorizing our products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that effect the way we conduct business and may force us to terminate or modify our operations in particular states. Regulators may also impose rules that are generally adverse to our industry.

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

        Additionally, state attorneys general and banking regulators are scrutinizing our products and services and taking actions that could require us to modify, suspend, or cease operations in their respective states. For example, in March 2008, the Arkansas Attorney General demanded that our Arkansas subsidiary immediately cease offering deferred presentment transactions. As a result, we closed all of our centers in Arkansas in October 2008. Similarly, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we closed all of our centers in Pennsylvania. See "Item 3. Legal Proceedings." Other actions could be taken against our industry in the future by other state attorneys general and banking regulators requiring us to suspend or cease operations in such jurisdictions and have a negative effect on our business.

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

Foreign Regulation

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has rules regarding the presentation, form, and content of loan agreements, including statutory warnings and the layout of financial information. In Canada, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, eight provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees, and regulate collection practices. However, the proposed regulations may undergo significant additional revisions.

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

        Although states have historically provided the primary regulatory framework under which we offer advances, certain federal laws also affect our business. See "Item 1. Business—Federal Regulation." We must comply with the Federal Truth-in-Lending Act and Regulation Z adopted under that Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair and Accurate Credit Transaction Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We are also subject to the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation authorizes the creation of a Bureau of Consumer Financial Protection (the "BCFP") with broad regulatory powers over banks and non-depository companies that offer consumer financial services, including cash advances and other consumer credit products. Under this new legislation, the BCFP has the authority to examine companies that offer consumer financial protection services, and the exclusive authority to enforce federal consumer financial laws. The BCFP will also have rulemaking authority with respect to several federal consumer financial protection laws, including many of the statutes listed above. Although we cannot currently predict how, when, or if the BCFP will impose additional regulations that could affect us, the BCFP may promulgate regulations that would impact the consumer credit products that we offer and have a material adverse effect on our business, prospects, results of operations, and financial condition. Failure to comply with applicable regulations could subject us to regulatory enforcement action that could result in civil, monetary, or other penalties and could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2008 and 2009, bills were introduced that would have placed a cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cents-per-dollar borrowed ($0.15/$1.00) cap on fees for cash advances and would have implemented other consumer protections. Other bills have been introduced that would have limited to six the number of cash advances a customer would be permitted to receive in any twelve-month period. Any federal legislation or regulation that places restrictions on cash advances and similar services could have a material adverse effect on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% APR limit or prohibit or severely restrict cash advance services would likely eliminate our ability to continue our current operations.

  Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with existing laws and regulations, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan and credit services organization laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. As of December 31, 2010, we operated in 30 states. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables.

        During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2009 and 2010, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in eleven and eight states, respectively. Such new or modified legislation could have a material adverse impact on our results of operations. For example, in the first quarter of 2010, bills that implemented a state-wide database went into effect in Kentucky, South Carolina and Washington. A similar law in Wisconsin took effect on January 1, 2011. In response to legislation in Virginia, we developed an open-ended line of credit product and made changes to our cash advance product. However, a subsequent Virginia Corporation Commission ruling limits our ability to offer the open-ended line of credit product in Virginia effective March 1, 2010. As a result, we have decided to consolidate a number of our centers in Virginia, and the cash advance product we now offer in Virginia may not be as profitable for us as the cash advance product we offered there prior to this ruling. As a result of legislation in New Hampshire that became effective in January 2009, we concluded that operating in that state was no longer economically viable and closed all of our New Hampshire centers in 2009. As a result of new legislation passed in Colorado in 2010, we closed 31 of our 62 centers in that state. In addition, some states, such as Arizona and Mississippi, have sunset provisions in their cash advance laws that require renewal of the laws by state legislatures at periodic intervals. When Arizona's cash advance law was not renewed on June 30, 2010, we closed all of our centers in that state. If no further action is taken, Mississippi's cash advance law will expire in 2012.

        Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. For instance, in November 2008, a new Ohio law became effective that capped interest rates on cash advances and limited the number of advances a customer may take in any one year. In response to this legislation, we now offer a small loan product that is not as profitable as our former cash advance product, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        To conduct our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers. We also depend on our IT networks and systems, and those of third parties, to process, store, and transmit this information. As a result, we are subject to numerous U.S. and foreign laws and regulations designed to protect this information, such as the European Union Directive on Data Protection, Canadian federal and provincial laws, and various U.S. federal and state laws governing the protection of financial or other individually identifiable information. Security breaches involving our files and infrastructure could lead to unauthorized disclosure of confidential information, as well as shutdowns or disruptions of our systems.

        If any person, including our employees or those of third party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers. Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business prospects, results of operations, and financial condition.

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

        In Canada, the Canadian Parliament amended the federal usury law in 2007 to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, four provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees and regulate collection practices. However, the proposed regulations may undergo significant additional revisions. Our expansion in Canada may be limited due to this uncertain regulatory landscape. We are currently operating at a loss in Canada in anticipation of expanding operations after regulations are adopted. Further, our inability to comply with new regulations may have a material adverse effect on our business, prospects, results of operations, and financial condition.

  Current and future litigation, regulatory proceedings, and other legal proceedings against us and our officers and directors could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is subject to lawsuits, regulatory proceedings, and other legal proceedings, including government investigations, that generate adverse publicity, cause us to incur substantial expenditures, and could significantly impair our business and/or force us to cease doing business in one or more states. See "Item 3. Legal Proceedings." Our officers and directors are often also named in these lawsuits or subject to these matters. Our amended and restated certificate of incorporation, our bylaws, and indemnification agreements provide that our officers and directors are entitled to have us indemnify them for damages and advance expenses incurred in defending against these lawsuits and proceedings, including in connection with their responses to a pending investigation, and defending against any related enforcement proceedings, by the U.S. Securities and Exchange Commission into alleged tipping of material nonpublic information and improper trading in our securities. Accordingly, we may also incur significant expenditures in connection with matters involving our current or former officers and directors. Any of these lawsuits, regulatory proceedings, or other legal matters could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We, and our officers and directors, are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity as a result of litigation and investigations. Defense of any lawsuits or proceedings, even if successful and responding to investigations requires substantial time and attention on the part of our management personnel that otherwise would be spent on other aspects of our business, and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Further, actions against our officers and directors may impair our ability to obtain, renew, or maintain various licenses that are necessary for us to conduct business. Any of these events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        We regularly offer new or modified products and services. In order to offer new or modified products and services, we need to comply with additional regulatory and licensing requirements. Each modification, new product or service, and alternative method of conducting business is subject to risk and uncertainty and requires significant investment in time and capital, including additional marketing expenses, legal costs, and other incremental start-up costs. Due to our lack of experience in offering alternative products and services, we cannot assure that we will be able to successfully introduce any new products or services or do so in a timely or profitable manner. We also may fail to modify or test adequately our point-of-sale system, collection procedures, customer contracts, monitoring, and other operations prior to offering a new product, nor can we ensure compliance with applicable regulations. Any such noncompliance could result in fines, suspensions, or legal actions against us and could have a material adverse effect on our business, prospects, results of operations, and financial condition. Furthermore, we cannot predict the demand or loss experience for new products or services, nor do we know if we will be able to offer these new products or services in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand or high loss experience for any of these new services or products, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        We operated centers in 32 states during the year ended December 31, 2010, and our five largest states (measured by total revenues) accounted for approximately 51% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that a significant portion of our revenues will continue to be generated from certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive, and other conditions in those states. For example, during 2010, California, Florida, and Texas each accounted for more than 10% of our total revenues. Changes to any of these conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues, or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition. For example, regulatory changes occurring in Arizona and Colorado caused us to close or consolidate our centers in these states in the latter half of 2010. In prior years, regulatory changes in Ohio and New Hampshire, and actions by state regulators, such as those in Pennsylvania and Arkansas, have also caused us to close or consolidate centers. Regulatory changes in any one of our larger states may have a material adverse affect on our business, prospects, results of operations, and financial condition.

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

        The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry matures and/or consolidates. We compete primarily with services provided by traditional financial institutions, such as overdraft protection, and with other cash advance providers, small loan providers, credit unions, short-term consumer lenders, other financial service entities, and other retail businesses that offer consumer loans or other products and services that are similar to ours. We also compete with companies offering cash advances and short-term loans over the internet as well as by phone. Some of these competitors have larger local or regional customer bases, more locations, and substantially greater financial, marketing, and other resources than we have. As a result of increased competition, we could lose market share or we may need to reduce our interest and fees, possibly resulting in a decline in our revenues and earnings.

  We depend to a substantial extent on borrowings under our revolving credit facility to fund our liquidity needs, including cash dividends.

        We have an existing revolving credit facility that allows us to borrow up to $270.0 million, assuming we are in compliance with a number of covenants and conditions, including, but not limited to, a senior leverage limitation of two times trailing twelve month EBITDA, as defined in the credit agreement. As of December 31, 2010, the senior leverage limitation was approximately $188.0 million. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit facility on a current basis, we have limited cash balances and we expect that a substantial portion of our liquidity needs, including any amounts to pay future quarterly cash dividends on our common stock, will be funded primarily from borrowings under our revolving credit facility. While we had approximately $149.5 million of unused borrowings under this facility as of December 31, 2010, the senior leverage covenant restricted our additional availability to $62.4 million. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to pay future dividends or finance our current operations or potential growth will likely be impaired.

  Media reports and public perception of cash advances and similar loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations, and financial condition.

        Consumer advocacy groups, certain media reports, and many regulators and elected officials advocate for governmental and regulatory action to prohibit or severely restrict our products and services. The consumer groups and media reports typically focus on the cost to a consumer and characterize our products and services as predatory or abusive toward consumers. If this negative characterization of advances becomes widely accepted by consumers, demand for our products and services could significantly decrease, which could materially adversely affect our business, results of operations, and financial condition. Negative perception of our products and services could also result in increased regulatory scrutiny and litigation, encourage restrictive local zoning rules, make it more difficult to obtain government approvals necessary to open new centers and cause industry trade groups, such as the CFSA, to promote policies that cause our business to be less profitable. In addition, media coverage and public statements that assert some form of corporate wrongdoing can lower morale, make it more difficult for us to attract and retain qualified personnel and directors, divert management attention, and increase expenses. These trends could materially adversely affect our business, prospects, results of operations, and financial condition.

  The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers' personal checks or Automated Clearing House ("ACH") authorizations.

        We may not be able to collect customers' checks or Automated Clearing House ("ACH") authorizations because of non-sufficient funds in the customers' bank accounts, closed accounts, stop-payment orders or a variety of other reasons, including laws that prevent us from doing so. For the years ended December 31, 2010 and 2009, we deposited customer checks or presented an Automated Clearing House ("ACH") authorization for approximately 6.5% and 5.9%, respectively, of all the customer checks and ACHs we received and we were unable to collect approximately 64% and 70%, respectively, of these deposited customer checks or presented ACHs. Total charge-offs, net of recoveries, for the years ended December 31, 2010 and 2009 were approximately $108.0 million and $130.4 million, respectively. If the number of customer checks that we deposit or ACHs that we present increases or the percentage of the customers' checks or ACHs that we charge-off increases, our provision for doubtful accounts will increase and our net income will decrease.

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

        At December 31, 2010, the total of our allowance for doubtful accounts and accrual for third-party lender losses decreased to $53.8 million from $57.6 million at December 31, 2009. This amount, however, is an estimate. If our actual losses are greater than our allowance for doubtful accounts and accrual for third-party lender losses, our provision for doubtful accounts would increase. This could result in a decline in our future earnings, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

  We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

        A significant portion of our total assets at December 31, 2010 is comprised of goodwill. Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired. These tests require projections of future cash flows. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material adverse impact on our operating results and financial position.

  The extent to which customers use extended payment plans may have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We allow customers who cannot timely repay their advances to qualify for extended payment plans. The ability of a customer to defer payment increases the average duration of a cash advance, which may in turn affect our revenues, return on investment, loss experience, and provision for doubtful accounts. If more customers use extended payment plans, our results of operations and financial condition may worsen.

  The expansion of our operations into Canada and the United Kingdom may contribute materially to increased costs and negatively affect our business, prospects, results of operations, and financial condition.

        We have devoted significant management time and financial resources to expanding our operations outside of the United States. Our international operations have increased the complexity of our organization and the administrative, operating, and legal cost of operating our business. Penetrating new markets will likely require additional marketing expenses and incremental start-up costs. We may decide to reduce fees, or even temporarily operate centers at a loss, in order to build brand recognition and establish a foothold in these new markets. For example, in Canada, we have opened 18 centers that are currently not profitable in anticipation of more favorable provincial legislation. Ultimately, the expansion of our international operations may prove to be unprofitable. Additionally, as a foreign business we are subject to local regulations, tariffs, and labor controls to which our domestic businesses are not subject. Our financial results also may be negatively affected by tax rates in the United Kingdom and Canada or as a result of withholding requirements and tax treaties with those countries. Moreover, if political, regulatory or economic conditions deteriorate in the United Kingdom and Canada, our ability to expand and maintain our international operations could be impaired or the costs of doing so could increase, either of which could further erode our business, prospects, results of operations, and financial condition. Ultimately, it remains unclear if we will be able to operate on a profitable basis outside the United States.

  We may incur substantial additional debt, which could adversely affect our business, results of operations, and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

        We may incur substantial additional debt in the future. As of December 31, 2010, our total debt was approximately $116.3 million, including $8.5 million in outstanding letters of credit issued pursuant to our credit facility, and our stockholders' equity was approximately $235.0 million. The total availability under our current credit facility is $270.0 million, which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $1.3 million (0.22% of total revenues) in 2010, $1.7 million (0.27% of total revenues) in 2009, and $2.1 million (0.31% of total revenues) in 2008. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer, or bystander suffers bodily injury, emotional distress, or death. Any such event may have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

  Our ability to maintain or expand our business may be adversely affected.

        Our ability to maintain or expand our business depends on a number of factors, some of which are beyond our control, including:

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

        As of December 31, 2010, the annual turnover among our center managers was approximately 27.6% and among our other center employees was approximately 55.9%. Approximately 28.7% of combined turnover occurs in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. The average tenure of our center managers is 4.4 years and for our other center employees is 1.1 years. If we are unable to retain our employees in the future, our business, prospects, results of operations, and financial condition could be adversely affected.

Risks Related to Our Common Stock

  Dividends on our common stock may be reduced or discontinued.

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, is at the sole discretion of our Board of Directors and will depend on a number of factors, including: regulatory and other restrictions on the ability of our operating subsidiaries to distribute cash to us; our net income, results of operations and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; general stock market conditions, including our stock price and our perception of the value of a regular dividend to our stockholders; and any legal, tax, regulatory and other factors our Board of Directors deems relevant. Also, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio and the maintenance of our net worth covenant (which terms and ratios are determined under our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

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

        See "Item 1. Business—Center Operations—Centers" for a listing of the number of centers we operated in various jurisdictions as of December 31, 2010.

        We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $4.1 million at December 31, 2010. The mortgage is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.6 million and $4.4 million at December 31, 2009 and 2010, respectively.

        We believe that our facilities, equipment, furniture and fixtures, and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in a number of active lawsuits, including lawsuits filed by private litigants and those matters arising out of actions taken by state regulatory authorities. We are also involved in various other legal proceedings with state and federal regulators. In addition, we are obligated to advance expenses to, and, in certain circumstances, indemnify for damages incurred by, certain of our current or former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, we may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, we are vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of December 31, 2010.

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act, and a 2001 class action settlement agreement entered into by our prior subsidiary in Arkansas. The complaint alleged that our subsidiary made usurious loans under the Arkansas Check Cashers Act and sought compensatory damages in an amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present (which could total approximately $21.4 million for deferred presentment transactions made during that time, or approximately $87.0 million in damages for all transactions originated, processed, and serviced during that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees, and costs.

        On September 23, 2009, we entered into a settlement agreement with the class representatives in connection with the litigation. Pursuant to the terms of the settlement agreement which was approved by the court, the case has been dismissed and we have been released from any and all claims and liability in connection with deferred presentment transactions entered into in Arkansas pursuant to the Arkansas Check Casher's Act. The settlement agreement did not include an admission of wrongdoing or liability.

        We took a charge against earnings during the year ended December 31, 2009 of approximately $5.7 million to cover the estimated costs of settlement. We do not expect to incur any additional charges related to this case.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against us and our California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorney's fees and costs of suit, and punitive damages. The complaint also seeks certain injunctive relief. We anticipate that the case will proceed to trial during 2011.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        We and our subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which we expect to proceed in parallel with this case. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims. The Florida Appellate Court affirmed the trial court's decision, but certified a "Question of Great Public Importance" to the Florida Supreme Court regarding their decision and we intend to appeal this decision to the Florida Supreme Court.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us and our Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought, and our defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The case is currently stayed, pending a decision from the Florida Supreme Court in Pendergast v. Sprint Nextel Corp., which is a separate case, to which we are not a party, involving arbitration issues.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against our subsidiary Advance America, Cash Advance Centers of Missouri, Inc. The action alleged that the arbitration clause and class action waiver in our subsidiary's customer loan agreements were unconscionable, that our subsidiary's practices violated the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit sought certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver was unconscionable and injunctive relief. On May 27, 2010, we and the class representatives entered into a settlement agreement. The settlement agreement did not include an admission of wrongdoing or liability. Pursuant to the terms of the settlement agreement, which the court approved on November 4, 2010, the case was dismissed, we and all other defendants were released from any and all claims and liability, we established a settlement pool of approximately $2.0 million for payments and/or credits to settle the claims of certain customers of our Missouri subsidiary and payment of all attorneys' fees, class action administration fees, and other fees and expenses related to the litigation, and our subsidiary offered discounts on the repayment of certain defaulted loans and on fees to certain lass members for future loans. We took a charge against earnings in the second quarter of 2010 of approximately $2.0 million to cover the estimated costs of settlement. We do not expect to incur any additional charges related to this case.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom we previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against us and Mr. William M. Webster IV, Chairman of our Board of Directors and our former Chief Executive Officer, alleging, among other things, that the relationship between our North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" of the cash advances it offered. The lawsuit also claimed that the cash advances were made, administered and collected in violation of numerous North Carolina consumer protection laws. The lawsuit sought an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, along with three times the interest and/or fees associated with those advances, which could have, under certain circumstances, totaled approximately $220 million, plus attorneys' fees and other unspecified costs.

        On September 17, 2010, we and the class representatives entered into a settlement agreement. The settlement agreement did not include any admission of wrongdoing or liability and is subject to court approval and certain other conditions before it becomes final and the lawsuit is concluded. Pursuant to the terms of the settlement agreement, the case will be dismissed, we and all other defendants will be released from any and all claims and liability, we will establish a settlement pool of approximately $18.75 million for payments and/or credits to settle the claims of certain customers of our North Carolina subsidiary and payment of all attorneys' fees, class action administration fees, and any and all other fees and expenses related to the litigation. We took a charge against earnings in the third quarter of 2010 of approximately $16.3 million to cover the estimated net costs of settlement less insurance proceeds. The Trial Court entered an order granting final approval of this settlement on January 31, 2011. We do not expect to incur any additional charges related to this case.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that our North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, our North Carolina subsidiary ceased all business operations on December 22, 2005. We appealed the Commissioner's order to the Superior Court of North Carolina, which denied the appeal. Our appeal of this decision to the North Carolina Court of Appeals was stayed pending resolution of the Kucan case. We will dismiss our appeal if there are no appeals of the final order in the Kucan case. We do not expect to incur any additional charges related to this case.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that our Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of our Choice-Line of Credit required our subsidiary to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined us from continuing our lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. We appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name us as a defendant, and to seek damages, fines, and penalties under Pennsylvania's CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys' fees and costs. The parties are engaged in discovery and we will continue to defend vigorously against these claims.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against us and two of our subsidiaries alleging that we provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys' fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order. On February 28, 2011, in a non-precedential opinion, the U.S. Third Circuit Court of Appeals vacated the trial court's order and remanded the case to the trial court for further proceedings on the validity of the class action waivers. The parties to the litigation will await further instruction from the trial court as to the reinstitution of proceedings before that court.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which we previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that our Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the "true lender" and that our Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. On February 28, 2011, in a non-precedential opinion, the U.S. Third Circuit Court of Appeals vacated the trial court's order and remanded the case to the trial court for further proceedings on the validity of the class action waivers. The parties to the litigation will await further instruction from the trial court as to the reinstitution of proceedings before that court.

  Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

        On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against our subsidiaries Advance America, Cash Advance Centers of Pennsylvania, Inc. and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense we are handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleged that the practices of our subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. We removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action's proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against our Pennsylvania subsidiary was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases. The cases against NCAS of Delaware and Bankwest, Inc. are now proceeding before the trial court.

  Class Actions Against South Carolina Subsidiary

        Eight separate putative class actions were filed in South Carolina against our subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 in the Richland County Court of Common Pleas (collectively, the "South Carolina Claimants"). The allegations and relief sought are similar in each case. Plaintiffs allege that our South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit us from continuing our operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys' fees and costs. Each of the lawsuits was joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including us, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. On June 2, 2010, we entered into a settlement agreement, along with several other unaffiliated defendants and the class representatives. The settlement agreement did not include an admission of wrongdoing or liability on our part or our South Carolina subsidiary. Pursuant to the terms of the settlement agreement, we and our South Carolina subsidiary were released from any and all claims associated with this lawsuit. The court entered an order granting final approval of the settlement on September 20, 2010, and the order became final on October 21, 2010. This litigation has concluded and we do not expect to incur any charges in connection with the settlement beyond the charge of $0.9 million we recorded for the fourth quarter of 2009. We do not expect to incur any additional charges related to this case.

  Other Matters

        We are also involved in other litigation, arbitrations and administrative proceedings that are incidental to our business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

SEC Investigation

        On July 22, 2009, we were informed that Kenneth E. Compton, our former President and Chief Executive Officer, received a "Wells Notice" from the United States Securities and Exchange Commission (the "SEC"). We understand that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling our stock during 2007. We did not receive a Wells Notice and do not believe that we are a subject of this investigation; however, we are obligated to advance expenses incurred by our current and former officers and directors in connection with this matter.

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE as well as the quarterly cash dividend declared per share for 2009 and 2010:

	Sales Prices
			Cash Dividend
	High	Low
2009:
Quarter ended March 31, 2009	$2.44	$0.80	$0.0625
Quarter ended June 30, 2009	5.10	1.61	0.0625
Quarter ended September 30, 2009	6.33	3.60	0.0625
Quarter ended December 31, 2009	6.70	4.56	0.0625
2010:
Quarter ended March 31, 2010	$6.65	$4.20	$0.0625
Quarter ended June 30, 2010	7.45	4.00	0.0625
Quarter ended September 30, 2010	4.18	3.26	0.0625
Quarter ended December 31, 2010	5.96	3.95	0.0625

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, will be at the sole discretion of our Board of Directors and will depend on a number of factors, including: our subsidiaries' payment of dividends to us; our net income, results of operations, and cash flows; our financial position, capital requirements, and other cash needs; general business conditions and the outlook for our company; general stock market conditions, including our stock price and our perception of the value of a regular quarterly dividend to our stockholders; in addition to any legal, tax, regulatory, and any other factors our Board of Directors deems relevant. In addition, our revolving credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio, and the maintenance of our net worth covenant (which terms and ratios are determined under our revolving credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

        On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 11, 2011, to stockholders of record as of March 1, 2011.

        As of March 2, 2011, there were 121 stockholders of record. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Performance Graph

        The following graph compares the change in the cumulative value of $100 invested for the period beginning on December 31, 2005 and ending on December 31, 2010, in: (1) our Common Stock; (2) the Standard & Poor's 500 Index; (3) the NASDAQ Other Financial Index; and (4) the NYSE Financial Sector Index. The values of each investment are based upon the share price appreciation and reinvestment of dividends, on an annual basis.

Comparison of Cumulative Return vs.

S&P 500, NASDAQ Other Financial, and NYSE Financial Sector Indices

	Advance America, Cash Advance Centers,Inc. (AEA)	Standard & Poors 500 Index (SPX)	NYSE Financial Sector Index (NYK)	NASDAQ Other Financial Index (IXFN)
12/31/05	$100.00	$100.00	$100.00	$100.00
12/30/06	$121.62	$113.62	$119.45	$117.43
12/29/07	$87.69	$117.63	$103.79	$118.00
12/31/08	$18.29	$72.36	$48.12	$63.20
12/31/09	$57.85	$89.33	$59.04	$82.69
12/31/10	$61.82	$100.75	$62.01	$92.25

Issuer Purchases of Equity Securities

        The following table sets forth information about our stock repurchases for each of the three months during the quarter ended December 31, 2010:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
October 1 to October 31	10,454	$4.95	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	1,116	5.25	—	—

Total	11,570	$4.98	—	—

(1)
Based on trade date.

(2)
This column includes 11,570 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan.

(3)
We completed our stock repurchase program in July 2008. Except as noted above, we did not repurchase any stock during the three months ended December 31, 2010.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans and about holders of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2010, 2009, and 2008, and as of December 31, 2010 and 2009, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2007 and 2006, and as of December 31, 2008, 2007 and 2006 has been derived from our audited financial statements not included in this report. Certain amounts below in 2006 and 2007 include the consolidation of a variable interest entity—see "Item 8. Financial Statements and Supplementary Data—Note 17. Transactions with Variable Interest Entities." The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data."

	Year ended December 31,
Consolidated Financial Information	2006	2007	2008	2009	2010
	(Dollars in thousands, except per share data and other financial data)
Revenues:
Fees and interest charged to customers	$659,876	$709,557	$676,436	$647,676	$600,233
Marketing, processing and servicing fees(1)	12,418	—	—	—	—

Total revenues	672,294	709,557	676,436	647,676	600,233

Center expenses:
Salaries and related payroll costs	185,938	199,416	196,951	185,599	179,617
Provision for doubtful accounts	120,855	140,245	135,857	124,575	104,228
Occupancy costs	87,276	96,847	100,315	94,370	87,457
Center depreciation expense	16,233	17,200	16,698	13,174	9,806
Advertising expense	20,375	26,770	20,304	22,232	20,898
Other center expenses	54,986	59,340	48,652	45,606	43,124

Total center expenses	485,663	539,818	518,777	485,556	445,130

Center gross profit	186,631	169,739	157,659	162,120	155,103
Corporate and other expenses (income):
General and administrative expenses	53,363	59,410	68,568	56,526	62,527
Legal settlements	—	—	1,950	6,427	18,608
Corporate depreciation and amortization expense	3,661	3,162	3,033	2,714	2,306
Interest expense	7,129	11,059	11,188	6,241	4,858
Interest income	(538)	(317)	(128)	(238)	(74)
(Gain)/loss on disposal of property and equipment	960	3,189	551	(50)	413
Loss on impairment of assets	—	314	486	2,987	654

Income before income taxes	122,056	92,922	72,011	87,513	65,811
Income tax expense	48,858	37,831	33,540	33,310	30,048

Income before income of consolidated variable interest entity	73,198	55,091	38,471	54,203	35,763
Income of consolidated variable interest entity	(3,047)	(706)	—	—	—

Net income	$70,151	$54,385	$38,471	$54,203	$35,763

	Year ended December 31,
Consolidated Financial Information	2006	2007	2008	2009	2010
	(Dollars in thousands, except per share data and other financial data)
Per Share Data:
Net income per common share:
Basic	$0.87	$0.70	$0.60	$0.89	$0.59
Diluted	$0.87	$0.70	$0.60	$0.88	$0.58
Cash dividends paid per common share	$0.44	$0.50	$0.44	$0.25	$0.25
Weighted average number of shares outstanding:
Basic	80,889	77,923	64,233	60,868	61,054
Effect of dilutive options and unvested restricted stock	28	12	—	799	386

Diluted	80,917	77,935	64,233	61,667	61,440

Balance Sheet Data (at end of period):
Cash and cash equivalents	$67,245	$28,251	$16,017	$38,189	$26,948
Advances and fees receivable, net	237,725	221,480	220,115	204,234	205,207
Goodwill	122,627	127,286	126,661	127,031	126,914
Total assets	525,092	471,698	447,010	446,151	431,652
Total debt	111,050	147,980	194,952	146,276	116,297
Total stockholders' equity	299,897	250,291	171,259	212,613	235,041
Cash Flow Data:
Cash flows provided by operating activities	$186,125	$184,496	$186,227	$182,087	$134,541
Cash flows used in investing activities	(156,216)	(113,216)	(125,674)	(93,001)	(99,333)
Cash flows (used in) provided by financing activities	10,077	(110,310)	(72,164)	(66,884)	(46,267)

(1)
We previously marketed, processed and serviced installment loans made by lending banks under our agency business model, which we discontinued in 2006.

	Year ended December 31,
Consolidated Financial Information	2006	2007	2008	2009	2010
Other Financial and Statistical Data:
Number of centers open at end of period	2,853	2,832	2,797	2,587	2,352
Number of customers served—all credit products (thousands)	1,494	1,524	1,419	1,316	1,310
Number of cash advances originated (thousands)(1)	11,539	11,979	11,762	10,860	10,027
Aggregate principal amount of cash advances originated (thousands)(1)	$4,082,865	$4,317,980	$4,296,493	$3,922,195	$3,710,133
Average amount of each cash advance originated(1)	$353	$361	$366	$361	$370
Average charge to customers for providing and processing a cash advance(1)	$55	$55	$55	$53	$55
Average duration of a cash advance (days)(1)(2)	16.2	16.5	16.8	17.6	18.0
Average number of lines of credit outstanding during the period (thousands)(3)	20	24	10	24	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$8,963	$10,377	$6,946	$10,945	$3,753
Average principal amount on each line of credit outstanding during the period(3)	$448	$429	$672	$410	$251
Number of installment loans originated (thousands)(4)	29	31	32	35	61
Aggregate principal amount of installment loans originated (thousands)(4)	$13,905	$12,997	$14,841	$15,992	$27,375
Average principal amount of each installment loan originated(4)	$486	$417	$462	$453	$446

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

(4)
For the year ended December 31, 2006, the installment loan activity reflects loans we originated as agent for lending banks in Arkansas and Pennsylvania and loans we originated directly as the lender in Illinois. The loans originated as an agent contained fixed payment terms and no discounts for early repayment. These originations ceased during 2006. For 2007 through 2009 the installment loan activity reflects loans we originated as the lender in Illinois only. For 2010, the installment loan activity reflects loans we originated as the lender in Illinois and Colorado.

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

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. As of December 31, 2010, we operated 2,313 centers in 30 states in the United States, 21 centers in the United Kingdom, and 18 centers in Canada and had 62 limited licensees in the United Kingdom.

        Our industry has been significantly affected by increasing regulatory challenges. Legislation that negatively impacts cash advance services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers' use of our products and services could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America ("CFSA"), an industry trade group composed of our company and more than 100 other companies engaged in the cash advance services industry.

  Cash Advance Services

        Our primary business is offering cash advance services, which include cash advances and installment loans. However, we also offer certain complementary products and services.

        In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for services ranging from single cash advances to installments with closed-end terms. The particular cash advance services we offer in any given location may change in response to changes in state law and federal law. Additionally, where permitted by applicable law, we may service customers for a third-party lender. In Texas, where we operate as a Credit Services Organization ("CSO"), we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services we currently offer also vary by jurisdiction and range up to 22% of the amount of the cash advance.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in person, completing an application, and receiving a cash advance from us; (2) by visiting our website, beginning the application process online, and then visiting one of our centers in person to complete the application and receive a cash advance; or (3) by visiting our website, completing an application online and receiving a cash advance from a third-party lender that is directly deposited in the customer's bank account.

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

        We may also charge and collect annual participation fees, fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees. Fees for returned checks or electronic debits that are declined for non-sufficient funds ("NSF") vary by state and range up to $30, and late fees vary by state and range up to $50. For the years ended December 31, 2010 and 2009, total NSF fees collected were approximately $2.9 million and $3.2 million, respectively, and total late fees collected were approximately $0.9 million and $0.8 million, respectively. In Texas and online, the third-party lenders charge NSF fees and late fees in accordance with applicable law.

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

        After the documents presented by the customer have been reviewed for completeness and accuracy and copied for record-keeping purposes and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization and payment cycles may vary depending upon state law and type of service. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus applicable fees and interest. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

  Other Products

        We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check-cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For example, we currently offer pre-paid debit cards and money orders, money transmission, and bill payment services. Our Advance America- branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever

VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. We also sell money orders, and provide money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made at our centers.

  Approval Process

        Although there are numerous differences under the various enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics of our principal products and services generally are substantially similar in most jurisdictions.

        In order for a new customer to be approved for a cash advance, he or she is required to have a bank account and a regular source of income. To obtain a cash advance, a customer typically:

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

        In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance. We are currently testing a new customized predictive scoring model that considers other criteria in evaluating first time customers' probability of repaying a cash advance. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

        If a customer does not pay the amount due, our center management has the discretion to either commence past-due collection efforts, which typically may proceed for up to 14 days in most states, or deposit the customer's personal check or debit their bank account in accordance with their ACH authorization. If center management decides to commence past-due collection efforts, employees typically contact the customer by telephone to obtain a payment or a promise to pay and, in cases where we hold a check, attempt to exchange the customer's check for a cashier's check, if funds are available.

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or ACH debit clears. If the customer's check or ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees or third party collection agencies and typically include contacting the customer by telephone to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

  Selected Operating Data

        The following table presents key operating data for our business:

	Year Ended December 31,
	2008	2009	2010
Number of centers open at end of period	2,797	2,587	2,352
Number of customers served—all credit products (thousands)	1,419	1,316	1,310
Number of cash advances originated (thousands)(1)	11,762	10,860	10,027
Aggregate principal amount of cash advances originated (thousands)(1)	$4,296,493	$3,922,195	$3,710,133
Average amount of each cash advance originated(1)	$366	$361	$370
Average charge to customers for providing and processing a cash advance(1)	$55	$53	$55
Average duration of a cash advance (days)(1)(2)	16.8	17.6	18.0
Average number of lines of credit outstanding during the period (thousands)(3)	10	24	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$6,946	$10,945	$3,753
Average principal amount on each line of credit outstanding during the period(3)	$672	$410	$251
Number of installment loans originated (thousands)(4)	32	35	61
Aggregate principal amount of installment loans originated (thousands)(4)	$14,841	$15,992	$27,375
Average principal amount of each installment loan originated(4)	$462	$453	$446

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

        The provision for doubtful accounts as a percentage of total revenues for the year ended December 31, 2010 was 17.4%, compared to 19.2% for the same period in 2009. Loss reserves were lower during the year ended December 31, 2010 compared to the same period in 2009 due primarily to a reduction in the write-off rate, partially offset by reduced sales of previously written-off receivables. We sold approximately $0.7 million of previously written-off receivables during 2010 compared with $3.4 million during 2009.

  Income Taxes

        The effective income tax rate as a percentage of income before income taxes was 38.1% and 45.7% for the year ended December 31, 2009 and 2010, respectively. The increase in the effective tax rate in the current year is primarily a result of a reduction in state tax expense recognized in the prior year and lower pre-tax profits, primarily as a result of legal settlement charges, along with other discrete items recognized in the current year.

  Changes in Legislation

        During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the Bureau of Consumer Financial Protection, which will have authority to regulate companies that provide consumer financial services. At the state level, legislation has been adopted that has caused us to modify operations and, in some cases, close all operations in a state. For example, legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire. In Virginia, a 2009 law prompted us to change our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling and additional legislation limited our ability to offer and service the open-ended line of credit product in Virginia. As a result, we discontinued originations of new lines of credit and draws on existing lines of credit and we have consolidated a number of our centers in Virginia. We may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable. In the State of Washington, on January 1, 2010, a new law placed a number of restrictions on our cash advance product including limiting the number of cash advances a customer may take to eight in any one year. As a result, our revenues and profits in Washington have been significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. New laws in each of South Carolina, Kentucky, and Wisconsin implement a statewide database to monitor the number and/or dollar amount of advances made to customers. New Colorado legislation permits a multiple installment loan that we expect will significantly lower our revenues and profits in Colorado. Further, legislation permitting cash advances in Arizona expired on July 2, 2010, and as a result, we ceased operating in Arizona. The Mississippi legislature passed legislation during the first quarter of 2011 which, if signed into law, would modify certain aspects of our cash advance product in that state and extend the statute's sunset provision through 2016. This legislation would become effective on January 1, 2012. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuation of operations, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services.

  Operations in Ohio

        In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check-cashing services generate less revenue than our former cash advance product and, as a result, we have consolidated some of our centers in Ohio. In the third quarter of 2009, we stopped offering small loans and began to offer cash advances pursuant to the Ohio Second Mortgage Act as a registered second mortgage lender. A rule issued by the Ohio Division of Financial Institutions in the first quarter of 2010, and temporarily stayed by the Ohio courts pending the outcome of certain litigation between that state and unrelated third parties, would, if enforced, restrict certain activities by licensed check cashers and could have a further negative effect on our operations in Ohio.

        During the year ended December 31, 2010, we closed seven centers in Ohio. The cost to close these centers was approximately $0.2 million recognized in the year ended December 31, 2010. For the year ended December 31, 2010, these amounts are included in the income statement as an increase in other center expenses of $0.2 million.

        For the years ended December 31, 2008, 2009, and 2010, 8.1%, 5.8%, and 7.3%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those years (in thousands):

	2008	2009	2010
Total revenues	$54,881	$37,878	$44,104
Total center expenses	45,335	36,252	34,734

Center gross profit (loss)	$9,546	$1,626	$9,370

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

        During the year ended December 31, 2010, we closed 57 centers in Virginia. For the twelve months ended December 31, 2010, closing costs of approximately $1.1 million are included in the income statement as an increase in other center expenses of $0.9 million and center salaries and related payroll costs of $0.2 million.

        The elimination of the open-ended line of credit product may cause us to close or consolidate some or all of our centers in Virginia. If we close all of our remaining centers in Virginia, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $5.8 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of December 31, 2010, the net advances and fees receivable balance in Virginia was approximately $10.4 million. At this time, we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Virginia.

        For the years ended December 31, 2008, 2009, and 2010, 7.5%, 7.8%, and 4.5%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for those years (in thousands):

	2008	2009	2010
Total revenues	$50,607	$50,638	$26,715
Total center expenses	34,401	45,376	20,402

Center gross profit (loss)	$16,206	$5,262	$6,313

  Operations in Washington

        A law became effective in the State of Washington on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. As a result, our revenue and profitability in Washington has decreased.

        During the year ended December 31, 2010, we closed 45 centers in Washington. For the twelve months ended December 31, 2010, closing costs of approximately $1.2 million are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and center salaries and related payroll costs of $0.2 million.

        If we close all of our remaining centers in Washington, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.9 million to $3.7 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of December 31, 2010, the net advances and fees receivable balance in Washington was approximately $4.3 million. At this time we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Washington.

        For the years ended December 31, 2008, 2009, and 2010, 4.0%, 4.1%, and 1.0%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for those years (in thousands):

	2008	2009	2010
Total revenues	$27,205	$26,637	$6,259
Total center expenses	23,153	19,996	9,310

Center gross profit (loss)	$4,052	$6,641	$(3,051)

  Operations in South Carolina

        A new law in South Carolina became effective January 1, 2010 that, among other things, prohibits consumers from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has negatively affected our revenue and profitability in South Carolina, we currently believe operations will remain economically viable.

        For the years ended December 31, 2008, 2009, and 2010, 5.1%, 5.3%, and 3.6%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for those years (in thousands):

	2008	2009	2010
Total revenues	$34,817	$34,582	$21,905
Total center expenses	25,881	23,847	20,333

Center gross profit (loss)	$8,936	$10,735	$1,572

  Operations in Kentucky

        A new law in Kentucky became effective on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has negatively affected our revenue and profitability in Kentucky, we currently believe operations will remain economically viable.

        For the years ended December 31, 2008, 2009, and 2010, 1.2%, 1.2%, and 1.1%, respectively, of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Total revenues	$8,254	$8,000	$6,336
Total center expenses	6,169	6,208	5,858

Center gross profit (loss)	$2,085	$1,792	$478

  Operations in Colorado

        A new law in Colorado became effective on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and revises permitted finance, interest, and other charges. This law has negatively affected our revenue and profitability in Colorado.

        During the year ended December 31, 2010, we closed 31 centers in Colorado. For the twelve months ended December 31, 2010, closing costs of approximately $0.9 million are included in the income statement as an increase in other center expenses of approximately $0.6 million, center salaries and related payroll costs of approximately $0.1 million, and a loss on impairment of assets of approximately $0.2 million.

        If we close all of our remaining centers in Colorado, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $2.1 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of December 31, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.8 million. At this time we are not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Colorado.

        For the years ended December 31, 2008, 2009, and 2010, 1.7%, 1.9%, and 1.7%, respectively, of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Total revenues	$11,685	$12,531	$10,122
Total center expenses	12,097	11,534	10,665

Center gross profit (loss)	$(412)	$997	$(543)

  Center Closings

        We closed 86 centers during 2008 (including 30 in Arkansas and 10 in New Mexico), 220 centers during 2009 (including 24 in New Hampshire and 63 in Ohio), and 259 centers during 2010 (including 48 in Arizona). The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures and scheduled center closings of approximately $4.3 million, $6.7 million, and $6.0 million in 2008, 2009, and 2010, respectively. The costs are included in the income statements for the years ended 2008, 2009, and 2010 as shown below.

	Year ended December 31,
	2008	2009	2010
	(amounts in thousands)
Salaries and related payroll costs	$562	$374	$860
Provision for doubtful accounts	1,592	—	—
Occupancy costs	(77)	(219)	(258)
Other center expenses	1,290	3,183	4,343
Loss on disposal of property and equipment	403	337	358
Loss on impairment of assets	486	2,987	654

	$4,256	$6,662	$5,957

  Closing of Operations in Certain States

        In response to new or modified state regulations, we closed operations in Georgia in 2004, in Pennsylvania and Oregon in 2007, in Arkansas and New Mexico in 2008, in New Hampshire in 2009, and in Arizona and Montana in 2010.

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

        The following is a summary of financial information for our operations in Arkansas for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Total revenues	$3,864	$—	$4
Total center expenses	6,881	129	1

Center gross profit (loss)	$(3,017)	$(129)	$3

        Closing of Operations in New Hampshire.    Legislation in New Hampshire became effective in 2009 that effectively prohibits the offering of cash advances in New Hampshire. As a result of this legislation, we determined that it was not economically viable for us to continue operating in New Hampshire. As a result, we closed all of our 24 centers in New Hampshire in 2009. The cost associated with closing our New Hampshire operations was approximately $1.3 million, including $0.5 million due to the write-down of receivables. Approximately $0.7 million of these expenses were recognized during 2008, including a $0.5 million increase in the provision for doubtful accounts and $0.2 million loss on impairment of assets. The remaining $0.6 million was recognized during 2009 and are included in the income statement as an increase of $0.5 million in other center expenses and $0.1 million in center salaries and related payroll costs. The cessation of our New Hampshire operations did not result in any impairment of goodwill.

        The following is a summary of financial information for our operations in New Hampshire for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Total revenues	$8,124	$130	$—
Total center expenses	4,710	1,126	49

Center gross profit (loss)	$3,414	$(996)	$(49)

        Closing of Operations in Arizona.    An existing law permitting cash advances in Arizona expired June 30, 2010. We ceased operations in our remaining 47 centers in Arizona during the quarter ended September 30, 2010. For the twelve months ended December 31, 2010, closing costs of approximately $1.2 million are included in the income statement as an increase in other center expenses of $0.7 million, center salaries and related payroll costs of $0.3 million, and a loss on the impairment of assets of approximately $0.2 million. The cessation of our Arizona operations did not result in any impairment of goodwill.

        For the years ended December 31, 2008, 2009, and 2010, 2.4%, 2.4%, and 1.2%, respectively, of our total revenues were generated from our operations in Arizona. The following is a summary of financial information for our operations in Arizona for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Total revenues	$16,267	$15,694	$7,363
Total center expenses	11,863	10,590	6,936

Center gross profit (loss)	$4,404	$5,104	$427

        Closing of Operations in Montana.    Due to a recent law change in Montana that became effective January 1, 2011, the Company has closed its two centers. The cost of closing these centers is approximately $38,000. For the twelve months ended December 31, 2010, the operations in Montana generated approximately $66,000 of center gross profit.

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

  New Centers

        We opened 49, 10, and 24 centers in the years ended December 31, 2008, 2009 and 2010, respectively. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $47,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment, and a security system. In addition, the typical center that has been operating for at least 24 months requires average working capital of approximately $95,000 to fund the center's advance portfolio.

        Of the 268 North American centers we opened in 2007, 2008, and 2009, 188 centers remain open as of December 31, 2010. Of these, 177 have reached the point where, for at least one month, the center generated sufficient revenues to cover the center's expenses exclusive of corporate overhead (the "Breakeven Point"). The amount of time that it takes for a center to reach this Breakeven Point is affected by a number of factors including, but not limited to, the time of the year the center opens, the seasonal nature of the business and the regulatory environment of the state in which the center is opened. It is not uncommon for a center that has reached the Breakeven Point to temporarily drop below that point and then again exceed the Breakeven Point. Given the relatively fixed nature of most center expenses, the main determinant of the Breakeven Point for a given center is the number of advances outstanding.

        On average, the 177 centers reached the Breakeven Point between their eleventh and fourteenth month of operations and had, on average, approximately 104 advances outstanding at that time. Cumulative operating losses to break even for these centers averaged approximately $79,000 per center. We have experienced a general trend of an increase in the time it takes a center to reach the Breakeven Point and, consequently, an increase in the cumulative operating losses to break even.

        The remaining 11 centers opened in 2007, 2008, and 2009 and still open have yet to reach the Breakeven Point. These 11 centers are, on average, approximately 36 months old at December 31, 2010. At December 31, 2010, a seasonally high point in advances outstanding, these centers had, on average, approximately 85 advances outstanding. Cumulative operating losses to date for these centers averaged approximately $208,000 per center.

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

        The provision for doubtful accounts as a percentage of total revenues for the year ended December 31, 2010 was 17.4%, compared to 19.2% for the same period in 2009. Loss reserves were lower during the year ended December 31, 2010 compared to the same period in 2009 due primarily to a reduction in the write-off rate, partially offset by reduced sales of previously written off receivables. We sold approximately $0.7 million of previously written-off receivables during 2010 compared with $3.4 million in 2009.

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

        Our receivables are traditionally lowest at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The year 2009 began and ended on a Thursday. The year 2010 began and ended on a Friday.

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of December 31, 2010, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.6 million.

  Intangible Assets

        As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143.0 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of December 31, 2010, the carrying value of goodwill was $126.9 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, "Goodwill—Subsequent Measurement", and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

        As of December 31, 2010, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow and do not break-even an impairment charge related to its goodwill is possible.

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

  Customer List Intangible

        During the quarter ended December 31, 2010, we and our third-party lender in Texas acquired a payday loan receivables portfolio of approximately $11.3 million. At closing, we and our third-party lender paid the seller and the seller's third-party lender approximately $5.3 million and $1.9 million, respectively for approximately $9.4 million and $1.9 million of the total portfolio, respectively. In addition, we agreed to a contingent payment to be satisfied during the first quarter of 2011. At December 31, 2010, we recorded a liability related to the contingency of approximately $1.1 million. For the quarter and year ended December 31, 2010, we recorded approximately $0.4 million in revenue related to the servicing and collection of these receivables.

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

  Accrued Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2009 and 2010 financial statements include accruals of approximately $5.0 million and $5.6 million, respectively, for workers' compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers' compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

  Consolidation of Variable Interest Entity

        In connection with our CSO operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Accounting Standards Codification ("ASC") 815-10-65 "Variable Interest Entities" and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender for the year ended December 31, 2007. During the fourth quarter of 2007, we terminated our CSO agreement with that lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with the former lender. The current lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE and have not consolidated the current lender as of and for the years ended December 31, 2008, 2009, and 2010. See "Item 8. Financial Statements and Supplementary Data—Note 17. Transactions with Variable Interest Entities" for the effect of consolidating the former lender on our results of operations and financial condition.

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted ASC 718, "Stock Compensation". Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of December 31, 2010, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $5.1 million. The weighted average period over which this expense is expected to be recognized is approximately 2.4 years. See "Item 8. Financial Statements and Supplementary Data—Note 11. Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

        The following tables set forth our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2010:

	Year Ended December 31,
	2009		2010		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$647,676	100.0%	$600,233	100.0%	$(47,443)	(7.3)%
Center Expenses:
Salaries and related payroll costs	185,599	28.7%	179,617	29.9%	5,982	3.2%
Provision for doubtful accounts	124,575	19.2%	104,228	17.4%	20,347	16.3%
Occupancy costs	94,370	14.6%	87,457	14.6%	6,913	7.3%
Center depreciation expense	13,174	2.0%	9,806	1.6%	3,368	25.6%
Advertising expense	22,232	3.4%	20,898	3.5%	1,334	6.0%
Other center expenses	45,606	7.1%	43,124	7.2%	2,482	5.4%

Total center expenses	485,556	75.0%	445,130	74.2%	40,426	8.3%

Center gross profit	162,120	25.0%	155,103	25.8%	(7,017)	(4.3)%
Corporate and Other Expenses (Income):
General and administrative expenses	56,526	8.7%	62,527	10.4%	(6,001)	(10.6)%
Legal settlements	6,427	1.0%	18,608	3.1%	(12,181)	(189.5)%
Corporate depreciation and amortization expense	2,714	0.4%	2,306	0.4%	408	15.0%
Interest expense	6,241	1.0%	4,858	0.8%	1,383	22.2%
Interest income	(238)	—	(74)	—	(164)	(68.9)%
(Gain)/loss on disposal of property and equipment	(50)	—	413	0.1%	(463)	(926.0)%
Loss on impairment of assets	2,987	0.4%	654	0.1%	2,333	78.1%

Total corporate and other expenses	74,607	11.5%	89,292	14.9%	(14,685)	(19.7)%

Income before income taxes	87,513	13.5%	65,811	10.9%	(21,702)	(24.8)%
Income tax expense	33,310	5.1%	30,048	5.0%	3,262	9.8%

Net income	$54,203	8.4%	$35,763	5.9%	$(18,440)	(34.0)%

	Year Ended December 31,
	2009	2010
Center Information:
Number of centers open at beginning of period	2,797	2,587
Opened	10	24
Acquired	—	—
Closed	(220)	(259)

Number of centers open at end of period	2,587	2,352

Weighted average number of centers open during the period	2,698	2,474
Number of customers served—all credit products (thousands)	1,316	1,310
Number of cash advances originated (thousands)(1)	10,860	10,027
Aggregate principal amount of cash advances originated (thousands)(1)	$3,922,195	$3,710,133
Average amount of each cash advance originated(1)	$361	$370
Average charge to customers for providing and processing a cash advance(1)	$53	$55
Average duration of a cash advance (days)(1)(2)	17.6	18.0
Average number of lines of credit outstanding during the period (thousands)(3)	24	12
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$10,945	$3,753
Average principal amount on each line of credit outstanding during the period(3)	$410	$251
Number of installment loans originated (thousands)(4)	35	61
Aggregate principal amount of installment loans originated (thousands)(4)	$15,992	$27,375
Average principal amount of each installment loan originated(4)	$453	$446

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)
The 2009 installment loan activity reflects loans we originated as the lender in Illinois. The 2010 installment loan activity reflects loans we originated as the lender in Illinois and Colorado.

	Year Ended December 31,
	2009		2010		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$240.1	100.0%	$242.6	100.0%	$2.5	1.0%
Center expenses:
Salaries and related payroll costs	68.8	28.7%	72.6	29.9%	(3.8)	(5.5)%
Provision for doubtful accounts	46.2	19.2%	42.1	17.4%	4.1	8.9%
Occupancy costs	35.0	14.6%	35.4	14.6%	(0.4)	(1.1)%
Center depreciation expense	4.9	2.0%	4.0	1.6%	0.9	18.4%
Advertising expense	8.2	3.4%	8.4	3.5%	(0.2)	(2.4)%
Other center expenses	16.9	7.1%	17.4	7.2%	(0.5)	(3.0)%

Total center expenses	180.0	75.0%	179.9	74.2%	0.1	0.1%

Center gross profit	$60.1	25.0%	$62.7	25.8%	$2.6	4.3%

  Revenue Analysis

        Total revenues decreased approximately $47.4 million in 2010. Total revenues for the 2,320 centers opened prior to January 1, 2009 and still open as of December 31, 2010 decreased $4.0 million, from $584.3 million in 2009 to $580.3 million in 2010. Total revenues for the 32 centers opened after January 1, 2009 and still open as of December 31, 2010 increased $2.0 million, from $0.3 million in 2009 to $2.3 million in 2010. Total revenues for the remaining 479 centers that closed represented a decrease of approximately $45.4 million for 2010 compared to 2009.

  Center Expense Analysis

        Salaries and related payroll costs.    The decrease in salaries and related payroll costs in 2010 was due primarily to a reduction in the number of centers open during the year ended December 31, 2010 as compared to the same period in 2009. We averaged approximately 1.94 and 2.00 full-time equivalent field employees, including district directors, per center during 2009 and 2010, respectively.

        Provision for doubtful accounts.    The provision for doubtful accounts as a percentage of total revenues for the year ended December 31, 2010 was 17.4%, compared to 19.2% for the same period in 2009. Loss reserves were lower during the year ended December 31, 2010 compared to the same period in 2009 due primarily to a reduction in the write-off rate, partially offset by reduced sales of previously written-off receivables. We sold approximately $0.7 million of previously written-off receivables during 2010 compared with $3.4 million in 2009.

        Occupancy costs and center depreciation expense.    The decrease in occupancy costs and center depreciation expense in 2010 was due primarily to a decrease in the average number of centers operating throughout 2010 as compared to 2009. In addition, depreciation continues to decrease as centers age and property and equipment become fully depreciated.

        Advertising expense.    Advertising expense decreased in 2010 compared to 2009 due primarily to a decrease in our geographic footprint and the number of centers as compared to 2009.

        Other center expenses.    The decrease in other center expenses in 2010 was due primarily to a decrease in the number of centers as compared to 2009.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses in 2010 was due primarily to:

  •
  higher legal fees, net of insurance reimbursements, of approximately $2.8 million;

  •
  an increase in salaries and expenses related to personnel of approximately $1.8 million;

  •
  an increase in consulting expenses of approximately $0.6 million; and

  •
  an increase in relocation expenses of approximately $0.5 million.

        Legal settlements.    The amounts reflected as legal settlements relate to charges during the year ended December 31, 2010 of approximately $18.6 million, net of insurance reimbursements. The primary reason for the increase is due to the settlement of Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        Interest expense.    The decrease in interest expense for the year ended December 31, 2010, as compared to 2009 was due primarily to a decrease in the average outstanding balance of variable interest debt.

        (Gain)/loss on disposal of property and equipment.    The unfavorable change in this item for the year ended December 31, 2010 compared to 2009 was primarily due to the closing and consolidation of centers in 2010.

        Loss on impairment of assets.    Loss on impairment of assets for the year ended December 31, 2010 and 2009 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

        Income tax expense.    The decrease in income tax expense for the year ended December 31, 2010 as compared to 2009 was primarily due to lower pre-tax profits, primarily as a result of legal settlements, recognized in the current year. Additionally, permanent non-deductible items remained stable for the year, but when applied to lower pre-tax income, resulted in an increase to the effective income tax rate.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

        The following tables set forth our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2009:

	Year Ended December 31,
	2008		2009		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$676,436	100.0%	$647,676	100.0%	$(28,760)	(4.3)%
Center Expenses:
Salaries and related payroll costs	196,951	29.1%	185,599	28.7%	11,352	5.8%
Provision for doubtful accounts	135,857	20.1%	124,575	19.2%	11,282	8.3%
Occupancy costs	100,315	14.8%	94,370	14.6%	5,945	5.9%
Center depreciation expense	16,698	2.5%	13,174	2.0%	3,524	21.1%
Advertising expense	20,304	3.0%	22,232	3.4%	(1,928)	(9.5)%
Other center expenses	48,652	7.2%	45,606	7.1%	3,046	6.3%

Total center expenses	518,777	76.7%	485,556	75.0%	33,221	6.4%

Center gross profit	157,659	23.3%	162,120	25.0%	4,461	2.8%
Corporate and Other Expenses (Income):
General and administrative expenses	68,568	10.1%	56,526	8.7%	12,042	17.6%
Legal settlements	1,950	0.3%	6,427	1.0%	(4,477)	(229.6)%
Corporate depreciation expense	3,033	0.4%	2,714	0.4%	319	10.5%
Interest expense	11,188	1.7%	6,241	1.0%	4,947	44.2%
Interest income	(128)	—	(238)	—	110	85.9%
Loss on disposal of property and equipment	551	0.1%	(50)	—	601	109.1%
Loss on impairment of assets	486	—	2,987	0.4%	(2,501)	(514.6)%

Total corporate and other expenses	85,648	12.6%	74,607	11.5%	11,041	12.9%

Income before income taxes	72,011	10.7%	87,513	13.5%	15,502	21.5%
Income tax expense	33,540	5.0%	33,310	5.1%	230	0.7%

Net income	$38,471	5.7%	$54,203	8.4%	$15,732	40.9%

	Year Ended December 31,
	2008	2009
Center Information:
Number of centers open at beginning of period	2,832	2,797
Opened	49	10
Acquired	2	—
Closed	(86)	(220)

Number of centers open at end of period	2,797	2,587

Weighted average number of centers open during the period	2,848	2,698
Number of customers served—all credit products (thousands)	1,419	1,316
Number of cash advances originated (thousands)(1)	11,762	10,860
Aggregate principal amount of cash advances originated (thousands)(1)	$4,296,493	$3,922,195
Average amount of each cash advance originated(1)	$366	$361
Average charge to customers for providing and processing a cash advance(1)	$55	$53
Average duration of a cash advance (days)(1)(2)	16.8	17.6
Average number of lines of credit outstanding during the period (thousands)(3)	10	24
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$6,946	$10,945
Average principal amount on each line of credit outstanding during the period(3)	$672	$410
Number of installment loans originated (thousands)(4)	32	35
Aggregate principal amount of installment loans originated (thousands)(4)	$14,841	$15,992
Average principal amount of each installment loan originated(4)	$462	$453

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)
The installment loan activity reflects loans we originated as the lender in Illinois.

	Year Ended December 31,
	2008		2009		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$237.5	100.0%	$240.1	100.0%	$2.6	1.1%
Center expenses:
Salaries and related payroll costs	69.2	29.1%	68.8	28.7%	0.4	0.6%
Provision for doubtful accounts	47.7	20.1%	46.2	19.2%	1.5	3.1%
Occupancy costs	35.2	14.8%	35.0	14.6%	0.2	0.6%
Center depreciation expense	5.9	2.5%	4.9	2.0%	1.0	16.9%
Advertising expense	7.1	3.0%	8.2	3.4%	(1.1)	(15.5)%
Other center expenses	17.1	7.2%	16.9	7.1%	0.2	1.2%

Total center expenses	182.2	76.7%	180.0	75.0%	2.2	1.2%

Center gross profit	$55.3	23.3%	$60.1	25.0%	$4.8	8.7%

  Revenue Analysis

        Total revenues decreased approximately $28.8 million in 2009. Total revenues for the 2,527 centers opened prior to January 1, 2008 and still open as of December 31, 2009 decreased $5.0 million, from $635.0 million in 2008 to $630.0 million in 2009. Total revenues for the 60 centers opened after January 1, 2008 and still open as of December 31, 2009 increased $5.3 million, from $2.3 million in 2008 to $7.6 million in 2009. Total revenues for the remaining 306 centers that closed represented a decrease of approximately $29.1 million for 2009 compared to 2008. Of this decrease, approximately $0.2 million, $3.9 million, and $8.0 million were due to the closure of our centers in New Mexico, Arkansas, and New Hampshire respectively.

        Changes in legislation have had a significant impact on our revenues in Ohio. In Ohio, our revenue decreased by $17.1 million, or 31.2%, for the year ended December 31, 2009, as compared to 2008.

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

        Provision for doubtful accounts.    As a percentage of total revenues, the provision for doubtful accounts decreased to 19.2% for the year ended December 31, 2009 from 20.1% in 2008. This decrease is due to an increase in non-lending revenues, improved ACH collections, and an increase in the sale of receivables during the year ended December 31, 2009. During the years ended December 31, 2008 and 2009, we received proceeds from the sale of receivables in the amount of $0.6 million and $3.4 million, respectively. During the year ended December 31, 2008, the provision included a charge related to the suspension of operations in Arkansas and New Hampshire of approximately $1.1 million and $0.5 million, respectively.

        Occupancy costs and center depreciation expense.    The decrease in occupancy costs and center depreciation expense in 2009 was due primarily to a decrease in the average number of centers operating throughout 2009 as compared to 2008. In addition, depreciation continues to decrease as centers age and property and equipment become fully depreciated.

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

        Legal settlements.    The amounts reflected as legal settlements relate to the charges during the year ended December 31, 2009 of approximately $5.7 million for the settlement of the McGinnis class-action litigation in Arkansas, approximately $0.9 million for the proposed settlement in the consolidated class-action litigation in South Carolina, and approximately $0.4 million for the settlement of the King and Strong class-action litigation in Georgia. Offsetting these amounts are approximately $0.6 million in insurance reimbursements related to the King and Strong class-action litigation in Georgia. For the year ended December 31, 2008, the amount relates to charges accrued of approximately $1.95 million for the settlement of the King and Strong class-action litigation in Georgia.

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

        Loss on impairment of assets.    Loss on impairment of assets in the year ended December 31, 2009 and 2008 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

        Income tax expense.    The decrease in income tax expense for the year ended December 31, 2009 as compared to 2008 was primarily due to a reduction in state taxes as a result of claims filed for recovery of income taxes recognized in prior years, and to significantly reduce nondeductible lobbying expenditures and other discrete items.

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2008, 2009, and 2010 (in thousands):

				2009 vs. 2008 Variance		2010 vs. 2009 Variance
	2008	2009	2010	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$186,227	$182,087	$134,541	$(4,140)	(2.2)%	$(47,546)	(26.1)%
Investing activities	(125,674)	(93,001)	(99,333)	32,673	26.0%	(6,332)	(6.8)%
Financing activities	(72,164)	(66,884)	(46,267)	5,280	7.3%	20,617	30.8%
Effect of exchange rate changes on cash and cash equivalents	(623)	(30)	(182)	593	95.2%	(152)	(506.7)%

Net increase (decrease) in cash and cash equivalents	(12,234)	22,172	(11,241)	34,406	281.2%	(33,413)	(150.7)%
Cash and cash equivalents, beginning of period	28,251	16,017	38,189	(12,234)	(43.3)%	22,172	138.4%

Cash and cash equivalents, end of period	$16,017	$38,189	$26,948	$22,172	138.4%	$(11,241)	(29.4)%

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

        We borrow under our $270.0 million revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately

$1.0 million, or 0.5%, to $205.2 million at December 31, 2010, compared to $204.2 million at December 31, 2009.

        During the years ended December 31, 2009 and 2010, we repurchased 16,960 and 64,594 shares, respectively, of our common stock at a cost of approximately $76,700 and $334,234, respectively. During the years ended December 31, 2010 and 2009, these amounts include 64,594 and 16,960 shares of our common stock, respectively, that were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan. Based on the average of the high and low stock price on the dates of surrender, the shares surrendered in 2009 and 2010 had an aggregate value of approximately $76,700 and $334,234, respectively.

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

  Cash Flows from Operating Activities

        Net cash provided by operating activities in 2010 as compared to 2009 decreased approximately 26.1% to $134.5 million. The decrease in operating cash flows was attributable to a decrease of approximately $20.0 million in non-cash expense items, an increase over prior year of legal settlement charges of approximately $12.2 million, and a greater net increase of approximately $9.1 million in operating assets and liabilities. The decrease in non-cash expenses was primarily due to a decrease in the allowance for doubtful accounts of approximately $20.3 million, which was partially offset by an increase in loss on disposal of property, plant, and equipment of approximately $0.4 million.

        Net cash provided by operating activities in 2009 as compared to 2008 decreased approximately 2.2% to $182.1 million. The decrease in operating cash flows was attributable to the net change of $21.1 million in non-cash expense items. This was partially offset by an increase in net income of $15.7 million and an increase in operating assets and liabilities of $1.2 million. The decrease in non-cash expenses was primarily due to a decrease in the allowance for doubtful accounts of $11.2 million, a change in deferred income taxes of approximately $7.5 million, and a decrease in depreciation expense of $3.8 million, which was partially offset by an increase in loss on impairment of assets of approximately $2.5 million. The increase in operating assets and liabilities is primarily due to a decrease in deferred revenue of approximately $6.9 million and a decrease in accrued liabilities of approximately $4.9 million, partially offset by an increase in accounts payable of approximately $4.0 million.

  Cash Flows from Investing Activities

        Net cash used in investing activities in 2010 as compared to 2009 increased approximately 6.8% to $99.3 million. The increase was primarily related to increases in advances receivable of approximately $2.6 million, the purchase of customer lists and relationships of approximately $2.4 million, and property and equipment purchases of approximately $1.3 million.

        Net cash used in investing activities in 2009 as compared to 2008 decreased approximately 26.0% to $93.0 million. The decrease was primarily related to decreases in advances receivable of $27.4 million and a decrease in purchases of property and equipment of approximately $4.9 million.

  Cash Flows from Financing Activities

        Net cash used in financing activities in 2010 as compared to 2009 decreased 30.8% to $46.3 million. During the year ended December 31, 2010, net payments on indebtedness, including the revolving credit facility, decreased by approximately $18.7 million to $30.0 million, and the change in book overdrafts decreased by approximately $2.4 million. Dividend payments were approximately $15.4 million and $15.3 million in 2010 and 2009, respectively.

        Net cash used in financing activities in 2009 as compared to 2008 decreased 7.3% to $66.9 million. In 2009, we had net repayments on indebtedness, including the revolving credit facility, of approximately $48.7 million compared to 2008 net borrowings on indebtedness of approximately $47.0 million. Dividend payments were approximately $15.3 million and $28.3 million in 2009 and 2008, respectively, and purchases of treasury stock were approximately $0.1 million and $89.0 million in 2009 and 2008, respectively.

Capital Expenditures

        For the years ended December 31, 2008, 2009, and 2010, we spent $9.7 million, $4.8 million, and $6.1 million, respectively, on capital expenditures. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

        In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2009 and 2010, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $19.7 million and $22.8 million, respectively, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported on our balance sheet at December 31, 2009 and 2010 was approximately $4.5 million and $5.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations, and financial condition could be adversely affected. See "Item 8. Financial Statements and Supplementary Data—Note 17. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2010, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2011	2012	2013	2014	2015	2016 and thereafter
Long-term debt obligations:
Revolving credit facility	$111,930	$—	$—	$111,930	$—	$—	$—
Mortgage payable	4,113	513	552	594	638	687	1,129
Note payable	254	254	—	—	—	—	—
Interest payable on long-term debt obligations	1,068	286	245	203	158	110	66
Operating lease obligations(1)	113,966	53,781	36,639	18,482	3,556	955	553
Purchase obligations	9,805	8,800	996	9	—	—	—

Total	$241,136	$63,634	$38,432	$131,218	$4,352	$1,752	$1,748

(1)
Includes leases for centers, aircraft hangar space, warehouse space, security equipment and fax/copier equipment.

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

        As of December 31, 2010, we had approximately $112.0 million outstanding on the revolving portion of our credit facility and approximately $8.5 million of commitments under outstanding letters of credit, leaving approximately $149.5 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of December 31, 2010, the senior leverage covenant restricted that additional availability to approximately $62.4 million.

        In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of December 31, 2010, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

        Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half times trailing twelve month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing twelve month EBITDA, as defined in the credit agreement, and including pro forma adjustments for acquisitions, as of December 31, 2010 was approximately $94.0 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior twelve consecutive months. At December 31, 2010, our charge off ratio was 3.37% and was calculated based on average monthly charge-offs of $9.0 million and average transaction receivables of $267.2 million, and we had charge-offs of $33.2 million during the three months ended December 31, 2010. We could have charged off an additional $36.3 million for the three months ended December 31, 2010 within the limits of this covenant. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1.0 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $1.0 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at December 31, 2010. See "Liquidity and Capital Resources" in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

        United Kingdom Overdraft Facility.    In October 2008, our United Kingdom operations entered into an overdraft facility. The maximum available borrowings under the facility were GBP 400,000, which was equivalent to approximately $637,000 at December 31, 2009. The interest rate on any borrowings under this facility was the Bank of England base rate plus 1.75%. This facility expired and was not renewed during the fourth quarter of 2009.

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $4.6 million and $4.1 million at December 31, 2009 and 2010, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.6 million and $4.4 million at December 31, 2009 and 2010, respectively.

  Operating Lease Obligations

        We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space, warehouse space, and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. In addition, on July 13, 2009, the Company entered into a one-year Aircraft Dry Lease Agreement with Carabo Capital, LLC, an entity of which the Company's current Chairman is a member. Under the Aircraft Dry Lease, the Company may use Carabo's aircraft from time to time in exchange for one dollar, standard usage expenses, and the Company's fulfillment of its obligations under the Aircraft Dry Lease. See "Item 8. Financial Statements and Supplementary Data—Note 14. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of December 31, 2010, our purchase obligations totaled approximately $9.8 million.

Impact of Inflation

        We believe our results of operations are not dependent upon the levels of inflation.

Impact of New Accounting Pronouncements

        See "Item 8. Financial Statements and Supplementary Data. Note 1. Description of Business and Significant Accounting Policies." of the Consolidated Financial Statements for the impact of new accounting pronouncements.

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

        You are cautioned not to rely unduly on any forward-looking statements. These risks and uncertainties are discussed in more detail elsewhere in this Annual Report, including under "Item 1A. Risk Factors," "Item 1. Business," and this Item 7.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have no market-risk-sensitive instruments entered into for trading purposes, as defined by GAAP.

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars, or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2009 and 2010. The weighted average interest rate on our $141.1 million of variable interest debt as of December 31, 2009 was approximately 3.13%. The weighted average interest rate on our $112.0 million of variable interest debt as of December 31, 2010 was approximately 3.36%.

        We had total interest expense of $11.2 million, $6.2 million, and $4.9 million for the years ended December 31, 2008, 2009, and 2010, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $3.4 million in 2008, $3.0 million in 2009, and $2.0 million in 2010.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may, from time to time, elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2009 and 2010.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing our net assets at December 31, 2009 and 2010 by approximately $1.9 million and $2.2 million, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March     , 2011

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets

December 31, 2009 and December 31, 2010

(in thousands, except per share data)

	2009	2010
Assets
Current assets
Cash and cash equivalents	$38,189	$26,948
Advances and fees receivable, net	204,234	205,207
Deferred income taxes	19,145	18,615
Other current assets	17,383	19,869

Total current assets	278,951	270,639
Restricted cash	4,366	3,752
Property and equipment, net	31,839	25,054
Goodwill	127,031	126,914
Customer lists and relationships, net	—	2,282
Other assets	3,964	3,011

Total assets	$446,151	$431,652

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,562	$12,554
Accrued liabilities	31,432	37,939
Income taxes payable	11,400	42
Accrual for third-party lender losses	4,528	5,420
Current portion of long-term debt	851	767

Total current liabilities	61,773	56,722
Revolving credit facility	141,058	111,930
Long-term debt	4,367	3,600
Deferred income taxes	23,349	23,148
Deferred revenue	2,717	890
Other liabilities	274	321

Total liabilities	233,538	196,611

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 61,614 and 62,148 outstanding as of December 31, 2009 and 2010, respectively	968	968
Paid in capital	290,146	290,753
Retained earnings	182,765	203,001
Accumulated other comprehensive loss	(1,934)	(1,885)
Common stock in treasury (35,207 and 34,673 shares at cost at December 31, 2009 and 2010, respectively)	(259,332)	(257,796)

Total stockholders' equity	212,613	235,041

Total liabilities and stockholders' equity	$446,151	$431,652

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income

Years Ended December 31, 2008, 2009, and 2010

(in thousands, except per share data)

	2008	2009	2010
Total revenues	$676,436	$647,676	$600,233

Center Expenses:
Salaries and related payroll costs	196,951	185,599	179,617
Provision for doubtful accounts	135,857	124,575	104,228
Occupancy costs	100,315	94,370	87,457
Center depreciation expense	16,698	13,174	9,806
Advertising expense	20,304	22,232	20,898
Other center expenses	48,652	45,606	43,124

Total center expenses	518,777	485,556	445,130

Center gross profit	157,659	162,120	155,103
Corporate and Other Expenses (Income):
General and administrative expenses	68,291	55,363	61,892
General and administrative expenses with related parties	277	1,163	635
Legal settlements	1,950	6,427	18,608
Corporate depreciation and amortization expense	3,033	2,714	2,306
Interest expense	11,188	6,241	4,858
Interest income	(128)	(238)	(74)
(Gain)/loss on disposal of property and equipment	551	(50)	413
Loss on impairment of assets	486	2,987	654

Income before income taxes	72,011	87,513	65,811
Income tax expense	33,540	33,310	30,048

Net income	$38,471	$54,203	$35,763

Net income per common share:
Basic	$0.60	$0.89	$0.59
Diluted	$0.60	$0.88	$0.58
Dividends declared per common share	$0.44	$0.25	$0.25
Weighted average number of shares outstanding:
Basic	64,233	60,868	61,054
Diluted	64,233	61,667	61,440

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2008, 2009, and 2010

(in thousands, except per share data)

	Common Stock
						Common Stock In Treasury
					Accumulated Other Comprehensive Loss
		Par Value	Paid In Capital	Retained Earnings
	Shares					Shares	Amount	Total
Balances, December 31, 2007	96,821	$968	$286,999	$133,789	$(75)	(23,874)	$(171,390)	$250,291
Comprehensive income:
Net income	—	—	—	38,471	—	—	—	38,471
Foreign currency translation	—	—	—	—	(2,510)	—	—	(2,510)

Total comprehensive income								35,961
Dividends paid ($0.44 per share)	—	—	—	(28,251)	—	—	—	(28,251)
Dividends payable	—	—	—	(48)	—	—	—	(48)
Purchases of treasury stock	—	—	—	—	—	(11,922)	(88,962)	(88,962)
Issuance of restricted stock	—	—	—	—	—	42	—	—
Forfeitures of restricted stock	—	—	—	—	—	—	—	—
Vesting of restricted stock issued from treasury stock	—	—	(490)	—	—	—	490	—
Amortization of restricted stock	—	—	862	—	—	—	—	862
Stock option expense	—	—	1,309	—	—	—	—	1,309
Issuance of common stock to director in lieu of cash	—	—	(45)	—	—	20	142	97

Balances, December 31, 2008	96,821	968	288,635	143,961	(2,585)	(35,734)	(259,720)	171,259
Comprehensive income:
Net income	—	—	—	54,203	—	—	—	54,203
Foreign currency translation	—	—	—	—	651	—	—	651

Total comprehensive income								54,854
Dividends paid ($0.25 per share)	—	—	—	(15,296)	—	—	—	(15,296)
Dividends payable	—	—	—	(103)	—	—	—	(103)
Purchases of treasury stock	—	—	—	—	—	(17)	(76)	(76)
Issuance of restricted stock	—	—	—	—	—	570	—	—
Vesting of restricted stock issued from treasury stock	—	—	(433)	—	—	—	433	—
Forfeitures of restricted stock	—	—	—	—	—	(30)	—	—
Amortization of restricted stock	—	—	759	—	—	—	—	759
Stock option expense	—	—	1,209	—	—	—	—	1,209
Issuance of common stock to director in lieu of cash	—	—	(24)	—	—	4	31	7

Balances, December 31, 2009	96,821	968	290,146	182,765	(1,934)	(35,207)	(259,332)	212,613
Comprehensive income:
Net income	—	—	—	35,763	—	—	—	35,763
Foreign currency translation	—	—	—	—	(298)	—	—	(298)
Other Comprehensive Income	—	—	—	—	347	—	—	347

Total comprehensive income								35,812
Dividends paid ($0.25 per share)	—	—	—	(15,392)	—	—	—	(15,392)
Dividends payable	—	—	—	(135)	—	—	—	(135)
Purchases of treasury stock	—	—	—	—	—	(64)	(465)	(465)
Issuance of restricted stock	—	—	—	—	—	595	—	—
Exercise of stock options	—	—	(238)	—	—	45	238	—
Vesting of restricted stock issued from treasury stock	—	—	(1,763)	—	—	—	1,763	—
Forfeitures of restricted stock	—	—	—	—	—	(42)	—	—
Amortization of restricted stock	—	—	1,633	—	—	—	—	1,633
Stock option expense	—	—	975	—	—	—	—	975
Issuance of common stock to director in lieu of cash	—	—	—	—	—	—	—	—

Balances, December 31, 2010	96,821	$968	$290,753	$203,001	$(1,885)	(34,673)	$(257,796)	$235,041

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2009, and 2010

(in thousands)

	2008	2009	2010
Cash flows from operating activities
Net income	$38,471	$54,203	$35,763
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	19,781	15,925	12,112
Non-cash interest expense	704	647	631
Provisions for doubtful accounts	135,857	124,575	104,228
Deferred income taxes	2,411	(5,099)	329
(Gain)/loss on disposal of property and equipment	551	(50)	413
Loss on impairment of assets	486	2,987	654
Amortization of restricted stock	862	759	1,633
Stock option expense	1,309	1,209	975
Common stock issued to director in lieu of cash	97	7	—
Changes in operating assets and liabilities
Fees receivable, net	(19,060)	(19,038)	(12,816)
Other current assets	(2,453)	(1,647)	(2,507)
Other assets	162	168	304
Accounts payable	(1,672)	2,353	(577)
Accrued liabilities	2,305	(2,613)	6,584
Deferred revenue	4,791	(2,074)	(1,827)
Income taxes payable	1,625	9,775	(11,358)

Net cash provided by operating activities	186,227	182,087	134,541

Cash flows from investing activities
Changes in advances receivable	(116,317)	(88,868)	(91,445)
Customer lists and relationships	—	—	(2,360)
Changes in restricted cash	1,068	267	614
Acquisitions of business, net of cash acquired	(769)	—	—
Proceeds from sale of property and equipment	74	446	4
Purchases of property and equipment	(9,730)	(4,846)	(6,146)

Net cash used in investing activities	(125,674)	(93,001)	(99,333)

Cash flows from financing activities
(Payments on)/Proceeds from revolving credit facility, net	47,515	(48,759)	(29,128)
Payments on mortgage payable	(413)	(444)	(477)
Payments on long-term debt	—	—	—
Payments on note payable	(130)	(224)	(374)
Proceeds from note payable	—	751	—
Payments of financing costs	(1,622)	—	—
Purchases of treasury stock	(88,962)	(76)	(465)
Payments of dividends	(28,251)	(15,296)	(15,392)
Changes in book overdrafts	(301)	(2,836)	(431)

Net cash used in financing activities	(72,164)	(66,884)	(46,267)

Effect of exchange rate changes on cash and cash equivalents	(623)	(30)	(182)

Net increase (decrease) in cash and cash equivalents	(12,234)	22,172	(11,241)
Cash and cash equivalents, beginning of period	28,251	16,017	38,189

Cash and cash equivalents, end of period	$16,017	$38,189	$26,948

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,530	$5,849	$4,846
Income taxes	28,665	30,799	41,485
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	99	72	179
Restricted stock dividends payable	48	103	135
Net assets acquired through acquisitions of business	61	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation, and Description of Business

        The accompanying consolidated financial statements include the accounts of Advance America, Cash Advance Centers, Inc. ("AACACI") and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

        At December 31, 2010, the Company operated 2,313 centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash") and 21 centers in the United Kingdom and 18 centers in Canada under the brand name National Cash. In each jurisdiction, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit service organization, and other state laws whereby advances are made directly to customers. The Company's operations in the United Kingdom are conducted in accordance with applicable English law. The Company's operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2009 and 2010. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short-term, interest-bearing reverse repurchase agreements, or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount. Deposits in excess of $250,000 are not insured by the FDIC.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        The allowance for doubtful accounts represents management's estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company's balance sheet. The accrual for third-party lender losses represents management's estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 17) and is recorded as a current liability on the Company's balance sheet.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company recorded in 2008 an impairment of assets expense of approximately $0.5 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2009 an impairment of assets expense of approximately $3.0 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2010 an impairment of assets expense of approximately $0.7 million to write off the undepreciated costs of underperforming centers identified for future closure.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

Cash Overdrafts

        The Company has included in accounts payable book overdrafts of $2.4 million and $2.0 million at December 31, 2009 and 2010, respectively.

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

Concentration of Risk

        During the year ended December 31, 2010, the Company operated in 32 states in the United States. For the years ended December 31, 2008, 2009, and 2010, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 48%, 48%, and 51%, respectively, of the Company's total revenues. The states that represent the Company's five largest states (measured by total revenues) change from time to time.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

Derivative and Hedging Activities

        The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for speculative or trading purposes. The Company had no derivative financial instruments outstanding as of December 31, 2009 and 2010.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and stock options. At December 31, 2008, 2009, and 2010, 241,363, 172,268 and 130,152, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At December 31, 2008, 2009, and 2010, options to purchase 1,582,500, 1,555,000 and 1,537,500 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	64,233	60,868	61,054
Effect of dilutive unvested restricted stock	—	433	216
Effect of dilutive outstanding stock options	—	366	170

Weighted average number of common shares outstanding—diluted	64,233	61,667	61,440

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

President and Chief Executive Officer and were approved by the Company's Board of Directors in 2005.

        Under the Company's stock-based compensation plans, the Company has granted shares of restricted stock and options to purchase the Company's common stock. In 2004, the Company adopted ASC 718, "Stock Compensation". As required by ASC 718, the Company uses the fair value method of accounting for compensation cost for its restricted stock and stock options. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and is being recognized over each award's respective service period. See Note 11 for the impact of these stock-based compensation plans on the Company's results of operations and financial condition as well as other disclosures required by ASC 718.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Actual results could differ from these estimates. Significant estimates include the determination of the allowance for doubtful accounts, accrual for third-party lender losses, accounting for income taxes, self-insurance accruals for workers' compensation, fair value of goodwill under required impairment analysis, and legal settlement loss contingencies.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

Foreign Currency Translation and Transactions

        The Company operates centers in the United Kingdom and Canada. The financial statements of these foreign businesses have been translated into United States dollars. All balance sheet accounts were translated at the respective current exchange rate as of the balance sheet date and all income statement accounts were translated at the respective average exchange rate for the period. The resulting translation adjustments, as well as exchange rate gains and losses on intercompany balances of a long-term investment nature, are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses. Accumulated other comprehensive loss of $1.9 million at December 31, 2009 consisted of approximately $2.0 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million. Accumulated other comprehensive loss of $2.2 million at December 31, 2010 consisted of approximately $2.3 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

1. Description of Business and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") Standard ASC 810-30, "Variable Interest Entities." ("ASC 810-30"). ASC 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's performance. ASC 810-30 will be effective for a reporting entity's first fiscal year beginning after November 15, 2009. The adoption of ASC-810-30 during the quarter ended March 31, 2010, did not have a material impact on the Company's financial position or results of operations.

        In July 2010, FASB issued Accounting Standard Update ("ASU") No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about the credit quality of the Company's receivables required by the amendment are in Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company's financial statements.

Reclassifications

        Certain previously reported amounts have been reclassified to conform to the current presentation. Legal settlements have previously been included in the accompanying consolidated statements of income in general and administrative expense but are now included in a separate line item for all periods presented.

2. Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2010, the Company operated in 30 states because the Company believes it is attractive to operate in those states, due to specific legislation that enables it to offer economically viable products.

        The Company does not currently conduct business in the remaining states or in the District of Columbia because the Company does not believe it is currently economically attractive to offer its current products and services in these jurisdictions due to specific legislative restrictions such as interest

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

2. Regulatory Requirements (Continued)

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

        Although states provide the primary regulatory framework under which the Company offers cash advance services, certain federal laws also impact the business. The Company's cash advance services are subject to federal laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

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

        Additionally, various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

2. Regulatory Requirements (Continued)

industry opposition groups to adopt such legislation. In 2002 and 2009, bills were introduced in Congress that would have placed a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cents-per-dollar borrowed ($.15/$1.00) cap on fees for cash advances, banned rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and required us to offer an extended payment plan that severely restricts our cash advance product. The Dodd-Frank Act, which was enacted in July 2010, authorizes the newly created Bureau of Consumer Financial Protection to regulate a variety of consumer finance transactions.

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

3. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2009	2010
Advances receivable	$200,110	$201,352
Fees and interest receivable	34,497	33,458
Returned items receivable	36,255	34,599
Other	6,112	3,768
Allowance for doubtful accounts	(53,031)	(48,382)
Unearned revenues	(19,709)	(19,588)

Advances and fees receivable, net	$204,234	$205,207

4. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        The Company defines its portfolio segment as short-term consumer loans.

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2008	2009	2010
Beginning balance	$61,306	$59,441	$53,031
Provision for doubtful accounts	136,484	124,007	103,336
Charge-offs	(162,932)	(153,881)	(126,957)
Recoveries	24,583	23,464	18,972

Ending balance	$59,441	$53,031	$48,382

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

4. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses (Continued)

        Changes in the accrual for third-party lender losses were as follows (in thousands):

	2008	2009	2010
Beginning balance	$4,587	$3,960	$4,528
Provision for doubtful accounts	(627)	568	892

Ending balance	$3,960	$4,528	$5,420

        The total changes in the allowance for doubtful accounts, and the accrual for third-party lender losses were as follows (in thousands):

	2008	2009	2010
Beginning balance	$65,893	$63,401	$57,559
Provision for doubtful accounts	135,857	124,575	104,228
Charge-offs	(162,932)	(153,881)	(126,957)
Recoveries	24,583	23,464	18,972

Ending balance	$63,401	$57,559	$53,802

        For the year ended December 31, 2010, total loans collectively evaluated for impairment were $253.6 million.

        The Company considers returned items receivable as its primary credit quality indicator. The Company does not perform credit checks through consumer reporting agencies. In the future, the Company may consider criteria in evaluating loans. If a third-party lender provides the advance, such as in Texas and online, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

        Gross receivables relating to credit quality indicator (in thousands):

	2009	2010
Advances, fees and interest receivable	$214,898	$215,222
Returned items receivable	36,255	34,599
Other	6,112	3,768

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

5. Other Current Assets

        Other current assets consisted of the following (in thousands):

	2009	2010
Prepaid rent	$6,287	$5,762
Prepaid income taxes	3,637	4,362
Prepaid insurance	2,874	2,762
Insurance receivable	—	2,426
Prepaid taxes and licenses	1,558	1,524
Prepaid workers compensation loss fund	346	346
Other	2,681	2,687

Total	$17,383	$19,869

6. Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	2009	2010
Land and land improvements	$1,479	$1,479
Leasehold improvements	44,018	45,464
Office furniture and equipment	78,010	74,315
Software	11,858	11,987
Building	5,293	5,293
Aircraft	2,790	2,790
Construction in progress	585	623

Property and equipment	144,033	141,951
Less accumulated depreciation	(112,194)	(116,897)

Property and equipment, net	$31,839	$25,054

7. Goodwill and Other Intangible Assets

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

        The Company tests its goodwill for impairment annually as of September 30, or if there is a significant change in the business environment. Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

7. Goodwill and Other Intangible Assets (Continued)

less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, which are limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company, considers current and projected future levels of income, as well as business trends, prospects, market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated financial position and future earnings. The results of the 2008, 2009, and 2010 tests indicated there was no impairment.

        As of December 31, 2010, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. The Company's expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow and do not break-even an impairment charge related to its goodwill is possible.

        During the quarter ended December 31, 2010, the Company and its third-party lender in Texas acquired a payday loan receivables portfolio of approximately $11.3 million. At closing, the Company and its third-party lender paid the seller and the seller's third-party lender approximately $5.3 million and $1.9 million, respectively for approximately $9.4 million and $1.9 million of the total portfolio, respectively. In addition, the Company agreed to a contingent payment to be satisfied during the first quarter of 2011. At December 31, 2010, the Company recorded a liability related to the contingency of approximately $1.1 million.

        The purchase price was allocated to the estimated fair value of the tangible and intangible assets and liabilities, including receivables of approximately $4.6 million, a guarantee to its third-party lender of approximately $0.6 million, and a customer list of approximately $2.4 million. The customer list is being amortized on a straight-line basis over 30 months, starting in December 2010. For the quarter and year ended December 31, 2010, the Company recorded approximately $0.4 million in revenue related to the servicing and collection of these receivables.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

8. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2009	2010
Legal fines and settlements	$6,666	$11,570
Employee compensation	9,191	9,048
Workers' compensation	4,996	5,612
Center closing costs	817	1,678
Deferred revenue	1,709	1,531
Straight-line rent accrual	2,142	1,388
Accounting and tax fees	528	1,137
Legal fees	547	564
Property, sales and franchise taxes	519	294
Construction in progress	72	179
Advertising	770	119
Severance	41	95
Other	3,434	4,724

Total	$31,432	$37,939

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

        The credit facility is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at December 31, 2010.

        In general, the Company's borrowings under the revolving credit facility bear interest, at the Company's option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company's total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company's total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company's

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

9. Revolving Credit Facility and Long-Term Debt (Continued)

total leverage ratio. As of December 31, 2010, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

        As of December 31, 2010, the Company had $111.9 million outstanding on the revolving portion of the credit facility and $8.5 million of letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

        In connection with this amended and restated credit facility, the Company incurred approximately $1.6 million in loan origination costs during the year ended December 31, 2008 that were capitalized in other assets and are being amortized over the remaining term of the credit facility.

        The weighted average interest rate was 3.13% and 3.36% at December 31, 2009 and 2010, respectively.

        Total commitment fees paid were $0.4 million, $0.3 million, and $0.5 million for the years ended December 31, 2008, 2009, and 2010, respectively.

        The carrying value of the credit facility approximated its fair value at December 31, 2009 and 2010.

Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	2009	2010
Mortgage payable	$4,590	$4,113
Note payable	628	254

Total long-term debt	5,218	4,367
Less current portion	(851)	(767)

Long-term debt	$4,367	$3,600

        The Company owns its headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements, and building) was $4.6 million and $4.4 million at December 31, 2009 and 2010, respectively.

        The fair value of the long-term debt is estimated using a discounted cash flow analysis and was approximately $5.9 million and $4.9 million at December 31, 2009 and 2010, respectively.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

9. Revolving Credit Facility and Long-Term Debt (Continued)

        Interest expense consisted of the following (in thousands):

	2008	2009	2010
Interest expense:
Mortgage payable	$382	$351	$317
Credit facility	10,076	5,190	3,792
Amortization of deferred financing costs	704	647	631
Other	26	53	118

Total interest expense	$11,188	$6,241	$4,858

        Revolving credit facility and long-term debt maturities for the next five years and thereafter are (in thousands):

2011	$767
2012	552
2013	112,524
2014	639
2015	687
Thereafter	1,128

Total	$116,297

10. Income Taxes

        Income tax expense consisted of the following (in thousands):

	2008	2009	2010
Current
Federal	$27,606	$36,536	$23,307
State	3,416	1,968	6,412

	31,022	38,504	29,719
Deferred	2,518	(5,194)	329

Total	$33,540	$33,310	$30,048

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

10. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2008	2009	2010
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net	4.6	2.2	6.4
Nondeductible Lobbying Expense	5.1	1.8	3.4
Other	1.9	(0.9)	0.9

Effective income tax rate	46.6%	38.1%	45.7%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2009	2010
Deferred tax assets
Accrued expenses	$12,187	$15,372
Bad debts	8,094	6,498
Net operating loss carryforwards	3,641	5,022
State credit carryforwards	1,663	1,356
Other	620	881
Valuation allowance	(3,436)	(4,689)

Total deferred tax assets	22,769	24,440

Deferred tax liabilities
Goodwill	(22,166)	(25,400)
Depreciation	(2,655)	(1,490)
Prepaid expenses	(1,494)	(1,416)
Book versus tax basis difference for aircraft	(658)	(667)

Total deferred tax liabilities	(26,973)	(28,973)

Net deferred tax liability	$(4,204)	$(4,533)

        As of December 31, 2009 and 2010, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $0.9 million and $1.2 million, respectively, which will begin to expire in 2014. A valuation allowance of $0.8 million has been recorded at December 31, 2010 because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2009 and 2010, the Company had credit carryforwards for state income tax purposes totaling approximately $1.7 million and $1.4 million, respectively, which will begin to expire in 2011. Additionally, as of December 31, 2009 and 2010, the Company had foreign net operating losses in the United Kingdom and Canada totaling approximately $2.7 million and $3.8 million, respectively. A full valuation allowance has been recorded at December 31, 2009 and 2010 because management believes it is more likely than not that the entire deferred tax asset related to the foreign net operating loss carryforwards will not be realized.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

10. Income Taxes (Continued)

        The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 "Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted FASB ASC 740-10 "Income Taxes" (Prior authoritative literature: FASB interpretation No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement 109) on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2009 and December 31, 2010, the Company had $0.7 million and $0.9 million of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $0.7 million and $0.9 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2010	$605
Gross increases for tax positions of prior years	147

Unrecognized tax benefits balance at December 31, 2010	$752

        The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010, the Company had approximately $142,000 accrued for gross interest. The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

        The Company is subject to U.S. income taxes, as well as various taxes in other foreign, state, and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period. The income tax returns for the years 2005 through 2008 are under examination by a state tax authority which has completed its examinations and issued a proposed assessment for tax years 2005 through 2008. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $0.2 million in 2010. At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $52,000 per year for interest.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

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

December 31, 2008, 2009, and 2010

11. Stock-Based Compensation Plans (Continued)

  •
  Risk-free rate—The Company used risk-free interest rates for periods within the expected terms of the options based on the U.S. Treasury yield curve in effect at each option grant date.

        To estimate each stock option's weighted-average fair value on the grant dates, the following weighted-average assumptions were used in the Black-Scholes option pricing model for all stock options granted during the years ended December 31, 2008 and 2009:

	2008	2009
Expected term (years)	5.42	2.00
Expected volatility	48%	66%
Expected dividends (yield)	4.1%	21.9%
Risk-free rate	2.93%	1.03%

        The weighted-average grant-date fair values of options granted during the years ended December 31, 2008 and 2009 were $2.70 per option and $0.12 per option, respectively, and are being expensed ratably over each award's respective vesting period. No stock options were issued in 2010.

        The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2010 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,948,836	1,202,500
Range of exercise prices	$1.14 - $14.70	$1.14 - $14.70
Weighted-average exercise price	$9.63	$11.53
Aggregate intrinsic value (in thousands)	$—	$—
Weighted-average remaining contractual term (years)	5.47	5.54

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

11. Stock-Based Compensation Plans (Continued)

        A summary of the Company's outstanding and available shares, activity, and the weighted average stock option exercise prices under its stock based compensation plans follows:

	Outstanding
	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
Outstanding at December 31, 2007	507,988	1,477,500	3,214,512	$12.08
Granted	42,000	152,500	(194,500)	8.52
Canceled	—	(47,500)	47,500	9.88

Outstanding at December 31, 2008	549,988	1,582,500	3,067,512	11.81
Granted	570,476	539,500	(1,109,976)	1.14
Canceled	(73,791)	(47,500)	121,291	5.46

Outstanding at December 31, 2009	1,046,673	2,074,500	2,078,827	9.18
Exercised	—	(45,371)	—	—
Granted	594,202	—	(594,202)	—
Canceled	(106,594)	(80,293)	186,887	2.77

Outstanding at December 31, 2010	1,534,281	1,948,836	1,671,512	$9.63

        Under these plans, the Company has authorized for issuance, pursuant to grants, a total of 5,200,000 shares of common stock.

        A summary of the Company's restricted stock activity and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2007	266,667	$12.10
Granted	42,000	8.65
Vested	(67,304)	12.28
Forfeited	—	—

Nonvested at December 31, 2008	241,363	10.30
Granted	570,476	1.18
Vested	(59,095)	11.74
Forfeited	(30,001)	4.95

Nonvested at December 31, 2009	722,743	3.10
Granted	594,202	5.29
Vested	(171,200)	3.20
Forfeited	(106,594)	3.65

Nonvested at December 31, 2010	1,039,151	$4.62

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

11. Stock-Based Compensation Plans (Continued)

        The total grant date fair value of restricted shares vested during the years ended December 31, 2008, 2009, and 2010 was approximately $0.8 million, $0.7 million, and $0.5 million, respectively, and the total market value of these shares on the dates vested was approximately $0.2 million, $0.2 million, and $0.9 million, respectively.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2008, 2009, and 2010 follows (in thousands):

	2008	2009	2010
Restricted stock	$862	$759	$1,633
Stock options	1,309	1,209	975

Total stock-based compensation expense	$2,171	$1,968	$2,608

        As of December 31, 2010, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $5.1 million. The weighted average period over which this expense is expected to be recognized is approximately 2.4 years.

12. Commitments and Contingencies

        The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses to, and, in certain circumstances, indemnify for damages incurred by, certain of its current or former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of December 31, 2010.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring Defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys' fees and costs of suit, and punitive damages. The complaint also seeks certain injunctive relief. The Company anticipates that the case will proceed to trial during 2011.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company and the Company's subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration, which the Company expects to proceed in parallel with this case. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims. The Florida Appellate Court affirmed the trial court's decision, but certified a "Question of Great Public Importance" to the Florida Supreme Court regarding their decision and the Company intends to appeal this decision to the Florida Supreme Court.

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

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of the Company's Choice Line of Credit required the Company to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name the Company as a defendant, and to seek damages, fines, and penalties under Pennsylvania's CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys' fees and costs. The parties are engaged in discovery and the Company will continue to defend vigorously against these claims.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys' fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order. On February 28, 2011, in a non-precedential opinion, the U.S. Third Circuit Court of Appeals vacated the trial court's order and remanded the case to the trial court for further proceedings on the validity of the class action waivers. The parties to the litigation will await further instruction from the trial court as to the reinstitution of proceedings before that court.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company's Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the "true lender" and that the Company's Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. In April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. On February 28, 2011, in a non-precedential opinion, the U.S. Third Circuit Court of Appeals vacated the trial court's order and remanded the case to the trial court for further proceedings on the validity of the class action waivers. The parties to the litigation will await further instruction from the trial court as to the reinstitution of proceedings before that court.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

  Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

        On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company's subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleges that the practices of the Company's subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeated allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action's proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against the Company's Pennsylvania subsidiaries was subsequently dismissed by consent of the parties on November 11, 2009. Motions to stay and to compel individual arbitration have been filed in the other cases. The cases against NCAS of Delaware and Bankwest, Inc. are now proceeding before the trial court.

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

SEC Investigation

        On July 22, 2009, the Company was informed that Kenneth E. Compton, its former President and Chief Executive Officer, received a "Wells Notice" from the staff of the United States Securities and Exchange Commission (the "SEC"). The Company understands that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling Company stock during 2007. The Company did not receive a Wells Notice and does not believe it is a subject of this investigation; however, the Company is obligated to advance expenses incurred by its current and former officers and directors in connection with this matter.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

Changes in Legislation

  Ohio Legislation

        On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check-cashing services generate less revenue than the Company's former cash advance product and, as a result, the Company has closed some of its centers in Ohio. In the third quarter of 2009, the Company stopped offering small loans and began offering cash advances pursuant to the Ohio Second Mortgage Act.

        In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers which would have a negative impact on the Company's operations in Ohio. This rule was scheduled to become effective May 1, 2010, but has been temporarily stayed by the Court of Common Pleas of Franklin County, Ohio pending the outcome of certain litigation involving the state and unrelated third parties.

  Virginia Legislation

        A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders. The Company continues to offer cash advances in Virginia in conformance with the new regulations, and between November 2008 and February 2010 also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited the Company' ability to offer the open-ended lines of credit product effective March 1, 2010. As a result, the Company ceased offering new open-ended lines of credit in February 2010 and stopped providing new draws on existing lines of credit in September 2010.

        During the year ended December 31, 2010, the Company closed 57 centers in Virginia. The cost to close these centers was approximately $1.1 million. For the year ended December 31, 2010, these amounts are included in the income statement as an increase in other center expenses of $0.9 million and center salaries and related payroll costs of $0.2 million.

        The elimination of the open-ended line of credit product may cause the Company to close or consolidate additional centers in Virginia. If the Company closes all of its centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $5.8 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of December 31, 2010, the net advances and fees receivable balance in Virginia was approximately $10.4 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Virginia.

  Washington Legislation

        A law became effective on January 1, 2010, in the State of Washington that limits the number of cash advances a customer may take in any one year, limits the advance amount that can be taken out

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

at any one time, and implements a statewide database to monitor the number of cash advances. As a result, the Company's revenue and profitability have decreased. The Company may close or consolidate some or all of its centers in Washington if management determines that it is no longer economically viable to operate all of its Washington centers.

        During the year ended December 31, 2010, the Company closed 45 centers in Washington. The cost to close these centers was approximately $1.2 million. For the year ended December 31, 2010, these amounts are included in the income statement as an increase in other center expenses of $0.9 million, a loss on disposal of property and equipment of $0.1 million, and center salaries and related payroll costs of $0.2 million.

        If the Company closes all of its remaining centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.9 million to $3.7 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of December 31, 2010, the net advances and fees receivable balance in Washington was approximately $4.3 million. At this time the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of operations in Washington.

  Arizona Legislation

        An existing law permitting cash advances in Arizona expired on June 30, 2010, and the Company ceased operations in its 48 remaining centers in Arizona. Closing costs of approximately $1.2 million are included in the income statement as an increase in other center expenses of $0.7 million, center salaries and related payroll costs of $0.3 million, and a loss on impairment of assets of approximately $0.2 million. The cessation of the Company's Arizona operations did not result in any impairment of goodwill.

  South Carolina Legislation

        A new law in South Carolina became effective January 1, 2010 that, among other things, prohibits consumers from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in South Carolina, the Company currently believes operations will remain economically viable in this state.

  Kentucky Legislation

        A new law in Kentucky became effective on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in Kentucky, the Company currently believes operations will remain economically viable in this state.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

  Rhode Island Legislation

        A new law became effective in Rhode Island on July 1, 2010 that reduced the maximum allowable fees to be charged on a cash advance from $15 per $100 to $10 per $100. Although the Company expects this law to have a negative effect on its revenue and profitability in Rhode Island, management currently believes operations will remain economically viable in this state.

  Colorado Legislation

        A new law became effective in Colorado on August 11, 2010 that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and creates a new regime of permitted finance, interest, and other charges. This law has negatively impacted the Company's revenue and profitability in Colorado. If management determines that it is no longer economically viable to operate these centers, the Company may close or consolidate some or all of its centers.

        During the year ended December 31, 2010, the Company closed 31 centers in Colorado. For the twelve months ended December 31, 2010, closing costs of approximately $0.9 million are included in the income statement as an increase in other center expenses of $0.6 million, center salaries and related payroll costs of $0.1 million, and a loss on impairment of assets of $0.2 million.

        If the Company closed all of its remaining centers in Colorado, its estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $2.1 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of December 31, 2010, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.8 million. At this time, the Company is not able to determine the amount of goodwill impairment, if any, that could result from the cessation of our operations in Colorado.

  Montana Legislation

        Due to a recent law change in Montana that became effective January 1, 2011, the Company closed its two centers in this state. The cost of closing these centers was approximately $38,000.

  Wisconsin Legislation

        A new law became effective in Wisconsin on January 1, 2011, that limits the total dollar amount of cash advances a customer may have outstanding, allows an extended payment plan on each cash advance, and implements a statewide database to monitor the number of cash advances. Although the Company expects this law to have a negative effect on its revenue and profitability in Wisconsin, management currently believes operations will remain economically viable in this state.

  Illinois Legislation

        A new law becomes effective in Illinois on March 21, 2011, that will change the terms of the installment loan product currently offered in Illinois and negatively affect the profitability of this product. However, the new law creates a longer term product with multiple installments and applicable fees. The Company intends to offer products in conformance with the new legislation. Although the

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

12. Commitments and Contingencies (Continued)

Company expects this law to have a negative effect on its revenue and profitability in Illinois, management currently believes operations will remain economically viable in this state.

  Federal Financial Reform

        In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new federal legislation creates the Bureau of Consumer Financial Protection (the "BCFP"), which will have authority to regulate consumer finance companies. It is unknown what effect this legislation will have on the Company until such time as the BCFP promulgates regulations.

  Other Commitments and Contingencies

        The Company is self-insured for certain elements of its employee benefits, including workers' compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

        Substantially all center locations and certain office equipment are leased from third-party lessors under operating leases. Total rent expense in 2008, 2009, and 2010 was $67.2 million, $63.2 million, and $57.7 million, respectively. As of December 31, 2010, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2011	$53,781
2012	36,639
2013	18,482
2014	3,556
2015	955
Thereafter	553

Operating lease obligations	$113,966

        The Company enters into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of December 31, 2010, the Company's purchase obligations totaled approximately $9.8 million.

        Under the terms of the Company's agreement with its current third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers—see Note 17.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

13. Legal Settlements

  Brenda McGinnis v. Advance America Servicing of Arkansas, Inc. et al.

        On February 27, 2007, Brenda McGinnis filed a putative class action in the Circuit Court of Clark County, Arkansas alleging violations of the Arkansas usury law, the Arkansas Deceptive Trade Practices Act, and a 2001 class action settlement agreement entered into by the Company's prior subsidiary in Arkansas. The complaint alleged that the Company's current subsidiary made usurious loans under the Arkansas Check Cashers Act and sought compensatory damages in an amount equal to twice the interest paid on the deferred presentment transactions made from 2001 to present (which could total approximately $21.4 million for deferred presentment transactions made during that time or approximately $87.0 million in damages for all transactions originated, processed, and serviced during that time) as well as a declaration that the contracts are void, enforcement of the 2001 class action settlement agreement, attorneys' fees, and costs.

        On September 23, 2009, the Company and the class representatives entered into a settlement agreement in connection with the litigation. Pursuant to the terms of the settlement agreement, which was approved by the court, the case has been dismissed and the Company has been released from any and all claims and liability in connection with deferred presentment transactions entered into in Arkansas pursuant to the Arkansas Check Casher's Act. The settlement agreement did not include an admission of wrongdoing or liability.

        The Company took a charge against earnings during the year ended December 31, 2009 of approximately $5.7 million to cover the estimated costs of settlement. The Company does not expect to incur any additional charges related to this case.

  Hooper and Vaughn v. Advance America, Cash Advance Centers of Missouri, Inc.

        On March 10, 2008, Trishia Hooper and Josephine Vaughn filed a putative class action lawsuit in the United States District Court for the Western District of Missouri against the Company's Missouri subsidiary, Advance America, Cash Advance Centers of Missouri, Inc. The action alleges that the arbitration clause and class action waiver in the Company's subsidiary's customer loan agreements are unconscionable, that the Company's subsidiary's practices violate the Missouri statutes governing unfair and deceptive trade practices, interest rates, loan renewals, debt reduction, and consideration of borrower's ability to repay. The lawsuit sought certification as a class action, unspecified monetary damages, and a declaratory judgment that the arbitration clause and class action waiver was unconscionable and injunctive relief. On May 27, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement did not include an admission of wrongdoing or liability. Pursuant to the terms of the settlement agreement, the case was dismissed, the Company and all other defendants will be released from any and all claims and liability, the Company will establish a settlement pool of approximately $2.0 million for payments and/or credits to settle the claims of certain customers of the Company's Missouri subsidiary and payment of all attorneys' fees, class action administration fees, and other fees and expenses related to the litigation, and the Company's subsidiary offered discounts on the repayment of certain defaulted loans and on fees to certain class members for future loans. The Company took a charge against earnings in the second quarter of 2010 of approximately $2.0 million to cover the estimated costs of settlement. The Company does not expect to incur any additional charges related to this case.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

13. Legal Settlements (Continued)

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company's Board of Directors and the Company's former Chief Executive Officer, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" of the cash advances it offered. The lawsuit also claimed that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws. The lawsuit sought an injunction barring the subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, along with three times the interest and/or fees associated with those advances, which could have, under certain circumstances, totaled approximately $220 million, plus attorneys' fees and other unspecified costs.

        On September 17, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement did not include an admission of wrongdoing or liability and is subject to court approval and certain other conditions before it becomes final and the lawsuit is concluded. Pursuant to the terms of the settlement agreement, the case will be dismissed, and the Company and all other defendants will be released from any and all claims and liability, the Company will establish a settlement pool of approximately $18.75 million for payments and/or credits to settle the claims of certain customers of its North Carolina subsidiary and payment of all attorneys' fees, class action administration fees, and any and all other fees and expenses related to the litigation. The Company took a charge against earnings in the third quarter of 2010 of approximately $16.3 million to cover the estimated net costs of settlement less insurance proceeds. The Trial Court entered an order granting final approval of this settlement on January 31, 2011. The Company does not expect to incur any additional charges related to this case.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Company appealed the Commissioner's order to the Superior Court of North Carolina, which denied the appeal. The Company's appeal of this decision to the North Carolina Court of Appeals was stayed pending final resolution of Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al., on January 31, 2011. The Company will dismiss its appeal if there are no appeals of the final order in the Kucan case. The Company does not expect to incur any additional charges related to this case.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

13. Legal Settlements (Continued)

  Class Actions Against South Carolina Subsidiary

        Eight separate putative class actions were filed in South Carolina against the Company's subsidiary, Advance America, Cash Advance Centers of South Carolina, Inc., and several other unaffiliated defendants. John and Rebecca Morgan filed a complaint on August 27, 2007 in the Horry County Court of Common Pleas; Margaret Horne filed a complaint on September 6, 2007 in the Spartanburg County Court of Common Pleas; Tawan Smalls filed a complaint on September 10, 2007 in the Charleston County Court of Commons Pleas; Chadric and Lisa Wiley filed a complaint on September 27, 2007 in the Richland County Court of Common Pleas; Mildred Weaver filed a complaint on September 27, 2007 in the Darlington County Court of Common Pleas; Lisa Johnson and Gilbert Herbert filed a complaint on October 2, 2007 in the Georgetown County Court of Common Pleas; Kimberly Kinney filed a complaint on October 12, 2007 in the Marion County Court of Common Pleas; and Carl G. Ferrell filed a complaint on October 30, 2008 in the Richland County Court of Common Pleas (collectively the "South Carolina Claimants"). The allegations and relief sought are similar in each case. Plaintiffs allege that the Company's South Carolina subsidiary violated the South Carolina Deferred Presentment Services Act and the Consumer Protection Code by failing to perform a credit check and evaluate a customer's ability to repay the advance. Each complaint seeks an injunction to prohibit the Company from continuing its operations, the return of fees and interest, unspecified actual damages, punitive damages, and attorneys' fees and costs. Each of the lawsuits was joined to ongoing litigation in the South Carolina state court system pursuant to an order of the South Carolina Supreme Court consolidating all cases brought against the industry. In December 2009, a group of industry defendants, including the Company, reached an agreement in principle, subject to reaching a definitive agreement and obtaining court approval, for the settlement and release of all claims brought by the South Carolina Claimants. On June 2, 2010, the Company, several other unaffiliated defendants, and the class representatives entered into a settlement agreement. The settlement agreement did not include an admission of wrongdoing or liability on the part of the Company or its South Carolina subsidiary. Pursuant to the terms of the settlement agreement, the Company and its South Carolina subsidiary were released from any and all claims associated with this lawsuit. The Court entered an order granting final approval of the settlement on September 20, 2010, and the order became final on October 21, 2010. This litigation has concluded and the Company does not expect to incur any charges in connection with the settlement beyond the charge of $0.9 million the Company recorded for the fourth quarter of 2009. The Company does not expect to incur any additional charges related to this case.

14. Related Party Transactions

        In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the Company's behalf in Illinois and Washington, D.C. Included in general and administrative expenses, for the year ended December 31, 2009, are payments of approximately $274,000 related to this consulting arrangement. In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three-year vesting period. During the years ended December 31, 2009 and 2010, approximately $5,000 and $5,550 respectively, was included in general and administrative expense related to the amortization of this restricted stock grant.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

14. Related Party Transactions (Continued)

        Effective July 2010, Mr. Colletti entered into an agreement with the Community Financial Services Association of America ("CFSA"), an industry trade group composed of the Company and more than 100 other companies engaged in the cash advance services industry, to provide consulting and advisory services on regulatory initiatives. Under the consulting agreement, the CFSA paid Mr. Colletti approximately $235,000 between July 31, 2010 and December 31, 2010. As of December 31, 2010, the Company has paid approximately $1.1 million of membership dues and other funds to the CFSA, all of which are included in general and administrative expenses. In addition, Kenneth E. Compton, the Company's former President and Chief Executive Officer, served as a member of the CFSA's Board of Directors.

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

        In addition, under a time-share arrangement, the Company's current Chairman and former Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's former Chairman and formerly owned, in part, by the Company's current Chairman. Included in accounts receivable at December 31, 2010 is approximately $4,000 net receivable related to this arrangement. Pursuant to this time-share arrangement, the Company entered into a Time Sharing Agreement on August 5, 2010, with Johnson Management, LLC, a limited liability company that is owned by the Company's former Chairman, who is also the beneficial owner of more than five percent of the Company's common stock. This agreement provides the Company with the right to lease an aircraft form Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to-month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil, and lubricants used on the flights. The Company intends to use the aircraft for business purposes when the Company's aircraft is unavailable.

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

        The Company's former Chairman's brother is a partner of a law firm that provided the Company with certain routine legal services during 2008, 2009, and 2010.

        The Company pays rent of $350 per month for office space used by the Company's current Chairman at an office building owned by the Company's former Chairman.

        The Company incurred costs and expenses of approximately $640,000 and $421,000 for the year ended December 31, 2009 and 2010, respectively, for the advancement of the expenses incurred by certain of the Company's officers and directors in connection with their responses to requests for

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

14. Related Party Transactions (Continued)

information and subpoenas as part of an investigation by the United States Securities and Exchange Commission ("SEC") into alleged insider trading by third parties in the Company's securities. These costs were incurred by the Company pursuant to indemnification agreements between the Company and certain officers and directors, which agreements require the Company to advance expenses, and may require the Company to indemnify those persons for damages, incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the "Wells Notice" issued by the SEC to the Company's former Chief Executive Officer on July 22, 2009.

        Expenses related to all transactions with related parties consisted of the following (in thousands):

	2008	2009	2010
Aircraft	$194	$168	$165
Consulting	—	274	—
Center leases	5	—	—
Office and warehouse space leases	51	1	4
Legal	32	720	466

Total	$282	$1,163	$635

15. Capital Stock

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

	Year Ended December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Stock Repurchase Program	11,911	$88,915	—	$—	—	$—
Omnibus Stock Plan	11	47	17	76	65	334

Total	11,922	$88,962	17	$76	65	$334

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

16. Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2010 and 2009 is presented below ($ in thousands, except per share data):

	2010
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$144,398	$141,357	$154,228	$160,250	$600,233
Total center expenses	101,633	110,233	118,023	115,241	445,130

Center gross profit	42,765	31,124	36,205	45,009	155,103
Total corporate and other expenses	18,701	21,572	32,273	16,746	89,292

Income before income taxes	24,064	9,552	3,932	28,263	65,811
Income tax expense	10,577	4,430	2,528	12,513	30,048

Net income	$13,487	$5,122	$1,404	$15,750	$35,763

Net income per common share
—basic	$0.22	$0.08	$0.02	$0.26	$0.59
—diluted	$0.22	$0.08	$0.02	$0.26	$0.58

	2009
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$156,393	$150,124	$167,920	$173,239	$647,676
Total center expenses	111,994	125,464	124,642	123,456	485,556

Center gross profit	44,399	24,660	43,278	49,783	162,120
Total corporate and other expenses	18,683	15,975	22,562	17,387	74,607

Income before income taxes	25,716	8,685	20,716	32,396	87,513
Income tax expense	10,573	2,043	8,135	12,559	33,310

Net income	$15,143	$6,642	$12,581	$19,837	$54,203

Net income per common share
—basic	$0.25	$0.11	$0.21	$0.33	$0.89
—diluted	$0.25	$0.11	$0.20	$0.32	$0.88

17. Transactions with Variable Interest Entities

        The Company conducts business in Texas through a wholly owned subsidiary registered as a Credit Services Organization ("CSO") under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement with an unaffiliated third-party lender in 2005. The agreement governed the terms by which the Company referred customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit, processed loan applications and committed to reimburse the lender for any loans or related fees that were not collected from such customers. During the fourth quarter of 2007, the Company terminated its agreement with that lender (the "former lender") and entered into a new agreement with another unaffiliated third-party lender (the

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

17. Transactions with Variable Interest Entities (Continued)

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

        The Company has determined that the current lender is also a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the current lender in 2008, 2009 or 2010.

        Under the terms of the Company's agreement with its current third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2009 and 2010, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $19.7 million and $22.8 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of the Company's economic exposure for losses related to the third-party lender's advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company's estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company's balance sheet at December 31, 2009 and 2010 was approximately $4.5 million and $5.4 million, respectively and was established on a basis similar to the allowance for doubtful accounts.

18. Loss on Impairment of Assets

        During the year ended December 31, 2010, the Company closed approximately 259 centers, including all of its 48 centers in Arizona. The impairment charge related to these centers was approximately $0.7 million, which represents the write-down of the undepreciated costs of the fixed assets. The estimated cost to close these centers, including the impairment charge, is approximately $6.0 million, was recognized during the year ended December 31, 2010. These approximate amounts are included in the income statement as a $4.3 million increase in other center expenses, $0.3 million in loss on disposal of property and equipment, $0.7 million in loss on impairment of assets, $0.9 million increase in center salaries and related payroll costs, and partially offset by a decrease in occupancy cost of $0.2 million.

19. Subsequent Events

        On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 11, 2011, to stockholders of record on March 1, 2011.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2009, and 2010

19. Subsequent Events (Continued)

        As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 28, 2011, the Company's Board of Directors accepted the retirement of Mr. Kenneth E. Compton as President and Chief Executive Officer of the Company, effective February 28, 2011. Mr. Compton will remain as a director of the Company.

        Following the retirement of Mr. Compton, on the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors, the disinterested members of the Board of Directors unanimously elected J. Patrick O'Shaughnessy to be the Company's President and Chief Executive Officer, effective February 28, 2011. Mr. O'Shaughnessy has served as the Executive Vice President and Chief Financial Officer, and has been a director of the Company since August 2007. Mr. O'Shaughnessy also will continue to serve as the Company's Chief Financial Officer while the Company considers candidates for a new Chief Financial Officer.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. There have been no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Item 8. Financial Statements and Supplementary Data."

        Additionally, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, the Registrant's Chief Executive Officer filed a certificate with the NYSE on June 10, 2010 reporting that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards. The certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's disclosure in this 2010 Annual Report on Form 10-K, have been filed as exhibits 31(i)(A) and 31(i)(B) hereto.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

        Our executive officers, their ages at March 7, 2011, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Kenneth E. Compton	58	Former President and Chief Executive Officer
J. Patrick O'Shaughnessy	45	President and Chief Executive Officer and Chief Financial Officer

        Kenneth E. Compton served as our President and Chief Executive Officer from August 2005 until February 28, 2011. From February 1992 to February 2005, Mr. Compton was President of the Global Automotive Group for Milliken & Company, an international textile and chemical manufacturer headquartered in Spartanburg, South Carolina. In this capacity, Mr. Compton was responsible for the management and operations of multiple manufacturing facilities worldwide. Prior to his role as President of the Global Automotive Group, Mr. Compton held various management positions within Milliken & Company.

        J. Patrick O'Shaughnessy has served as our Executive Vice President and Chief Financial Officer since August 2007 and was appointed as our President and Chief Executive Officer on February 28, 2011. Prior to joining the Company, Mr. O'Shaughnessy worked as an investment banker focusing on financing and merger and acquisition transactions, with a concentration in the consumer and industrial services industries, most recently as a partner at Thomas Weisel Partners LLC ("Thomas Weisel"). Prior to joining Thomas Weisel, Mr. O'Shaughnessy spent much of his career at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and with Credit Suisse First Boston, where he remained after its acquisition of DLJ until 2002.

Other Information

        The information set forth under the captions "Election of our Board of Directors," "Principal Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" in the proxy statement for our 2011 annual meeting is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Information contained under the captions "Executive and Director Compensation," "Compensation Committee Report" and "Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" in the proxy statement for our 2011 annual meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Principal Stockholders" in the proxy statement for our 2011 annual meeting is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information set forth under the captions "Certain Transactions" and "Corporate Governance—Independent Directors" in the proxy statement for our 2011 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information contained under the caption "Appointment of Our Independent Registered Public Accounting Firm" in the proxy statement for our 2011 annual meeting is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

        The information required by this Item is included in "Item 8. Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

        All schedules, for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

(a)(3) Exhibits:

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of the Company:

10.2	(a)	2004 Omnibus Stock Plan.

10.2	(b)	Form of Restricted Stock Agreement.

10.2	(c)	Form of Nonqualified Stock Option Agreement.

10.3		Form of Registration Rights Agreement.

10.4		Nonqualified Stock Option Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.

10.5		Restricted Stock Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of October 27, 2005.

10.7		Advance America, Cash Advance Centers, Inc. Policy Regarding Receipt of Company Stock in Lieu of Cash Director's Fees.

10.8		Description of Compensation Arrangement for Non-executive Directors.

10.12		Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton.

10.13		Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007.

10.14		Description of 2008 Cash Bonus Arrangement for Named Executive Officers.

10.15		Description of 2009 Cash Bonus Arrangement for Named Executive Officers.

10.16		Professional Services Agreement between Advance America, Cash Advance Centers, Inc. and Tony S. Colletti d/b/a Colletti & Associates dated February 19, 2009.

10.18	(a)	Description of 2010 Cash Bonus Arrangements for Named Executive Officers.

10.18	(b)	Description of 2010 Cash Bonus Arrangements for Named Executive Officers, as amended.

10.20		Description of Compensation Arrangement and Stock Ownership Guidelines for Non-executive Directors, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2010).

10.21		Description of 2011 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 18, 2011).

10.22		Retirement Agreement and General Release Agreement between the Company and Kenneth E. Compton, dated as of February 28, 2011.

10.23		Change of Control Agreement between the Company and J. Patrick O'Shaughnessy, dated as of March 7, 2011.

(b)   Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Registration Statement, on Form S-1, Registration No. 333-118227 (the "IPO Registration Statement")).
3(ii)
Amended and Restated Bylaws of the registrant effective as of October 24, 2007 (incorporated herein by reference to Exhibit 3.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated October 24, 2007).
4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the IPO Registration Statement).

Exhibit Number	Description
10.1(a)	Amended and Restated Credit Agreement, dated as of March 24, 2008 (the "2008 Credit Facility") (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.1(b)
First Amendment, dated as of June 26, 2008, to the 2008 Credit Facility (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.1(c)	Second Amendment, dated as of February 17, 2011, to the 2008 Credit Facility.
10.2(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).
10.2(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).
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
10.8
Description of Compensation Arrangement for Non-executive Directors, effective through December 31, 2010 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on October 29, 2009).
10.9
Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of May 9, 2006 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on November 22, 2006 (the "November 2006 8-K")).
10.10	Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC, dated as of June 15, 2005 (incorporated herein by reference to Exhibit 10.3 to the November 2006 8-K).
10.11	Summary of Terms of Reciprocal Use Agreement by and between Advance America, Cash Advance Centers, Inc. and Arizona, LLC (incorporated herein by reference to Exhibit 10.1 to the November 2006 8-K).

Exhibit Number	Description
10.12	Summary of Terms of Arrangement for Personal Use of Aircraft by Kenneth E. Compton (incorporated herein by reference to Exhibit 10.4 to the November 2006 8-K).
10.13
Offer letter between Advance America, Cash Advance Centers, Inc. and Patrick O'Shaughnessy, dated as of August 20, 2007 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on August 24, 2007).
10.14
Description of 2008 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 20, 2008).
10.15
Description of 2009 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 25, 2009).
10.16
Professional Services Agreement between Advance America, Cash Advance Centers, Inc. and Tony S. Colletti d/b/a Colletti & Associates dated February 19, 2009 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on May 11, 2009).
10.17
Aircraft Dry Lease by and between Advance America, Cash Advance Centers, Inc. and Carabo Capital, LLC dated as of July 13, 2009 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on November 9, 2009).
10.18(a)
Description of 2010 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 19, 2010).
10.18(b)	Description of 2010 Cash Bonus Arrangement for Named Executive Officers, as amended.
10.19
Time Sharing Agreement by and between Advance America, Cash Advance Centers, Inc. and Johnson Management, LLC, dated as of August 5, 2010 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on August 6, 2010).
10.20
Description of Compensation Arrangement and Stock Ownership Guidelines for Non-executive Directors, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2010).
10.21
Description of 2011 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 18, 2011).
10.22	Retirement Agreement and General Release Agreement between the Company and Kenneth E. Compton, dated as of February 28, 2011.
10.23	Change of Control Agreement between the Company and J. Patrick O'Shaughnessy, dated as of March 7, 2011.
21.1	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit Number	Description
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(c)   Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2011.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy President, Chief Executive Officer, and Chief Financial Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Chairman of the Board and Director	March 10, 2011
/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy	President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), and Director	March 10, 2011
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	March 10, 2011
/s/ TONY S. COLLETTI Tony S. Colletti	Director	March 10, 2011
/s/ KENNETH E. COMPTON Kenneth E. Compton	Director	March 10, 2011
/s/ GARDNER G. COURSON Gardner G. Courson	Director	March 10, 2011
/s/ ANTHONY T. GRANT Anthony T. Grant	Director	March 10, 2011

Signature	Title	Date

/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	March 10, 2011
/s/ DONOVAN A. LANGFORD, III Donovan A. Langford, III	Director	March 10, 2011
/s/ W. OLIN NISBET W. Olin Nisbet	Director	March 10, 2011