Form 10-Q
period 2011-03-31
Advance America, Cash Advance Centers, Inc.
filed 2011-05-06
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2011
Common Stock, par value $.01 per share	62,320,237 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months ended March 31, 2011

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

The matters described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2010 and March 31, 2011

(in thousands, except per share data)

	December 31, 2010	March 31, 2011
Assets
Current assets
Cash and cash equivalents	$26,948	$17,721
Advances and fees receivable, net	205,207	168,468
Deferred income taxes	18,615	18,615
Other current assets	19,869	21,851
Total current assets	270,639	226,655
Restricted cash	3,752	3,719
Property and equipment, net	25,054	23,956
Goodwill	126,914	127,058
Customer lists and relationships, net	2,282	2,083
Other assets	3,011	2,943
Total assets	$431,652	$386,414
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,554	$11,973
Accrued liabilities	37,939	27,897
Income taxes payable	42	—
Accrual for third-party lender losses	5,420	4,034
Current portion of long-term debt	767	650
Total current liabilities	56,722	44,554
Revolving credit facility	111,930	65,305
Long-term debt	3,600	3,465
Deferred income taxes	23,148	23,148
Deferred revenue	890	504
Other liabilities	321	57
Total liabilities	196,611	137,033
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 62,148 and 62,313 outstanding as of December 31, 2010 and March 31, 2011, respectively	968	968
Paid-in capital	290,753	287,707
Retained earnings	203,001	217,141
Accumulated other comprehensive loss	(1,885)	(1,442)
Common stock in treasury (34,673 and 34,508 shares at cost at December 31, 2010 and March 31, 2011, respectively)	(257,796)	(254,993)
Total stockholders’ equity	235,041	249,381
Total liabilities and stockholders’ equity	$431,652	$386,414

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months Ended March 31, 2010 and 2011

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2011
Total Revenues	$144,398	$144,066
Center Expenses:
Salaries and related payroll costs	47,585	46,328
Provision for doubtful accounts	12,734	13,823
Occupancy costs	23,472	20,610
Center depreciation expense	2,696	2,110
Advertising expense	3,635	3,222
Other center expenses	11,511	9,621
Total center expenses	101,633	95,714
Center gross profit	42,765	48,352
Corporate and Other Expenses (Income):
General and administrative expenses	16,641	15,065
Legal settlements	38	—
Corporate depreciation and amortization expense	690	619
Interest expense	1,177	1,049
Interest income	(13)	(6)
(Gain)/loss on disposal of property and equipment	168	6
Income before income taxes	24,064	31,619
Income tax expense	10,577	13,658
Net income	$13,487	$17,961
Net income per common share:
Basic	$0.22	$0.29
Diluted	$0.22	$0.29
Dividends declared per common share	$0.0625	$0.0625
Weighted average number of shares outstanding:
Basic	60,969	61,260
Diluted	61,664	61,656

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2011

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2010	96,821	$968	$290,753	$203,001	$(1,885)	(34,673)	$(257,796)	$235,041
Comprehensive income:
Net income	—	—	—	17,961	—	—	—	17,961
Foreign currency translation	—	—	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive income								18,404
Dividends paid ($0.0625 per share)	—	—	—	(4,171)	—	—	—	(4,171)
Dividends payable	—	—	—	350	—	—	—	350
Purchases of treasury stock	—	—	—	—	—	(156)	(1,003)	(1,003)
Issuance of restricted stock	—	—	—	—	—	495	—	—
Vesting of restricted stock issued from treasury stock	—	—	(3,466)	—	—	—	3,466	—
Forfeitures of restricted stock	—	—	—	—	—	(220)	—	—
Amortization of restricted stock	—	—	786	—	—	—	—	786
Stock option expense	—	—	(26)	—	—	—	—	(26)
Stock option exercises	—	—	(340)	—	—	46	340	—
Balances, March 31, 2011	96,821	$968	$287,707	$217,141	$(1,442)	(34,508)	$(254,993)	$249,381

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2011

(in thousands)

	2010	2011
Cash flows from operating activities
Net income	$13,487	$17,961
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	3,387	2,729
Non-cash interest expense	164	161
Provision for doubtful accounts	12,734	13,823
(Gain)/loss on disposal of property and equipment	168	6
Amortization of restricted stock	332	786
Stock option expense	298	(26)
Changes in operating assets and liabilities
Fees receivable, net	(1,114)	(2,431)
Other current assets	(3,193)	(2,140)
Other assets	40	248
Accounts payable	(1,525)	265
Accrued liabilities	(24)	(10,056)
Income taxes payable	(6,368)	(42)
Deferred revenue	(505)	(386)
Net cash provided by operating activities	17,881	20,898
Cash flows from investing activities
Changes in advances receivable	24,663	24,122
Customer lists and relationships	—	(39)
Changes in restricted cash	1,515	33
Purchases of property and equipment	(1,054)	(1,251)
Net cash provided by investing activities	25,124	22,865
Cash flows from financing activities
Payments on revolving credit facility, net	(65,863)	(46,625)
Payments on mortgage payable	(115)	(125)
Payments on note payable	(124)	(127)
Payments of finance costs	—	(137)
Purchases of treasury stock	(383)	(1,003)
Payments of dividends	(3,870)	(4,171)
Changes in book overdrafts	421	(847)
Net cash used in financing activities	(69,934)	(53,035)
Effect of exchange rate changes on cash and cash equivalents	(162)	45
Net decrease in cash and cash equivalents	(27,091)	(9,227)
Cash and cash equivalents, beginning of period	38,189	26,948
Cash and cash equivalents, end of period	$11,098	$17,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,192	$650
Income taxes	10,577	18,631
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	—	91
Restricted stock dividends payable	15	350

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2011.

Description of Business

The Company conducts business in most states under the authority of enabling state statutes, including cash advance, deferred presentment, check-cashing, small loan, credit service organization, and other state laws whereby cash advances are made directly to customers. The Company’s operations in the United Kingdom are conducted in accordance with applicable English law. The Company’s operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

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

Concentration of Risk

For the three months ended March 31, 2010 and 2011, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 49% and 54%, respectively, of the Company’s total revenues. The states that represent the Company’s five largest revenue generating states change from time to time.

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The allowance for doubtful accounts represents management’s estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company’s balance sheet. The accrual for third-party lender losses represents management’s estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 8-Transactions with Variable Interest Entities) and is recorded as a current liability on the Company’s balance sheet.

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

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer’s check was returned, the Automated Clearing House (“ACH”) authorization was rejected by the customer’s bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest and fees for the Company’s line of credit and installment loan products. Unpaid advances, installment loans, or lines of credit of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

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

Goodwill and Other Intangible Assets

The Company has approximately $127.1 million of goodwill as of March 31, 2011. Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performances and anticipated future earnings.

As of March 31, 2011, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow, an impairment charge related to its goodwill is possible.

When the Company acquires a portfolio of loans, the transaction is recorded as an asset purchase and the purchase price is allocated to the estimated fair value of the tangible and intangible assets (primarily customer lists) and no goodwill is recorded. Customer lists are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Currently customer lists are amortized on a straight-line basis over 30 months.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In most of the matters described in Note 6-Commitments and Contingencies, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Note 6-Commitments and Contingencies, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company’s results of operations for any particular reporting period.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three months ended March 31, 2010 and 2011, 171,068 and 11,734, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three months ended March 31, 2010 and 2011, options to purchase 1,555,000 and 1,435,618 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	60,969	61,260
Effect of dilutive unvested restricted stock	342	236
Effect of dilutive outstanding stock options	353	160
Weighted average number of common shares outstanding—diluted	61,664	61,656

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Standard ASC 810-30, “Variable Interest Entities” (“ASC 810-30”). ASC 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. ASC 810-30 became effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of ASC 810-30 during the quarter ended March 31, 2010, did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosures about the credit quality of the Company’s receivables required by the ASU are in Note 3-Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 did not have a significant impact on the Company’s financial statements.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Advances receivable	$201,352	$165,670
Fees and interest receivable	33,458	26,751
Returned items receivable	34,599	22,577
Other	3,768	3,441
Allowance for doubtful accounts	(48,382)	(37,904)
Unearned revenues	(19,588)	(12,067)
Advances and fees receivable, net	$205,207	$168,468

Included in advances, fees and interest receivables are amounts that may be past due that do not have bank presentment authorizations.

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The Company defines its portfolio segment as short-term consumer loans.

Changes in the allowance for doubtful accounts for the three months ended March 31, 2010 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Beginning balance	$53,031	$48,382
Provision for doubtful accounts	13,899	15,209
Charge-offs	(34,602)	(33,272)
Recoveries	8,210	7,585
Ending balance	$40,538	$37,904

Changes in the accrual for third-party lender losses for the three months ended March 31, 2010 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Beginning balance	$4,528	$5,420
Provision for doubtful accounts	(1,165)	(1,386)
Ending balance	$3,363	$4,034

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three months ended March 31, 2010 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Beginning balance	$57,559	$53,802
Provision for doubtful accounts	12,734	13,823
Charge-offs	(34,602)	(33,272)
Recoveries	8,210	7,585
Ending balance	$43,901	$41,938

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

Receivables, net of unearned revenues, relating to credit quality indicator (in thousands):

	December 31, 2010	March 31, 2011
Advances, fees and interest receivable	$215,222	$180,354
Returned items receivable	34,599	22,577
Other	3,768	3,441

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Prepaid income taxes	$4,362	$9,293
Prepaid rent	5,762	5,839
Prepaid insurance	2,762	2,144
Prepaid taxes and licenses	1,524	1,282
Prepaid workers compensation loss fund	346	346
Insurance receivable	2,426	95
Other	2,687	2,852
Total	$19,869	$21,851

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Employee compensation	$9,048	$10,029
Workers’ compensation	5,612	5,665
Legal fines and settlements	11,570	3,325
Deferred revenue	1,531	1,526
Center closing costs	1,678	1,416
Straight-line rent accrual	1,388	1,262
Accounting and tax fees	1,137	901
Legal fees	564	615
Property, sales and franchise taxes	294	492
Advertising	119	194
Severance	95	130
Construction in progress	179	91
Other	4,724	2,251
Total	$37,939	$27,897

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses to, and, in certain circumstances, indemnify for damages incurred by, certain of its current or former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of March 31, 2011.

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

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration. However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims. The Florida Appellate Court affirmed the trial court’s decision, but certified a “Question of Great Public Importance” to the Florida Supreme Court. The Company appealed that decision and the Florida Supreme Court accepted the appeal. The case will now proceed before the Florida Supreme Court.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name the Company as a defendant, and to seek damages, fines, and penalties under Pennsylvania’s CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.  The parties are currently engaged in discovery.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order. On February 28, 2011, the U.S. Third Circuit Court of Appeals vacated the trial court’s order and remanded the case to the trial court for further proceedings on the validity of the class action waivers in the Company’s consumer arbitration clause.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and in April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen. On February 28, 2011, the U.S. Third Circuit Court of Appeals vacated the trial court’s order and remanded the case to the trial court for further proceedings on the validity of the class action waivers in the Company’s consumer arbitration clause.

Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., of Pennsylvania, et al.

On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleges that the practices of the Company’s subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and Pennsylvania Consumer Protection Laws. The complaint seeks certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeats allegations asserted in other putative class actions filed in Pennsylvania. The Company removed the case to the United States District Court for the Eastern District of Pennsylvania and filed a motion to compel arbitration and stay the underlying action’s proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against the Company’s Pennsylvania subsidiaries was subsequently dismissed by consent of the parties on November 11, 2009. The remaining cases against NCAS of Delaware and Bankwest, Inc. are now proceeding before the trial court.

Other Matters

The Company is also involved in other arbitrations, litigation, and administrative proceedings that are incidental to its business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers’ compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

SEC Investigation

On July 22, 2009, the Company was informed that Kenneth E. Compton, its former President and Chief Executive Officer, received a “Wells Notice” from the SEC. The Company understands that the staff intends to recommend that the SEC file a civil injunctive action against Mr. Compton alleging that he violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with alleged insider trading involving less than a material amount of losses avoided by third parties selling Company stock during 2007. The Company did not receive a Wells Notice and does not believe it is a subject of this investigation; however, the Company is obligated to advance expenses incurred by its current and former officers and directors in connection with this matter.

Changes in Legislation

Ohio Legislation

On November 24, 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, the Company began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check-cashing services generate less revenue than the Company’s former cash advance product and, as a result, the Company has closed some of its centers in Ohio. In the third quarter of 2009, the Company stopped offering small loans and began offering cash advances pursuant to the Ohio Second Mortgage Act.

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers that would have a negative impact on the Company’s operations in Ohio. This rule was scheduled to become effective by May 1, 2010, but enforcement of the rule has been permanently enjoined by the Court of Common Pleas of Franklin County, Ohio. The underlying litigation that established this permanent injunction has been consolidated with a certain enforcement action between the State of Ohio and an unrelated third party wherein the same issues of law are present. Upon the conclusion of the enforcement action, the parties may seek appeal of the permanent injunction and/or the trial court’s decision in the enforcement action.

Virginia Legislation

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders. The Company continues to offer cash advances in Virginia in conformance with the new regulations, and, between November 2008 and February 2010, also offered an open-

ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited the Company’s ability to offer the open-ended lines of credit effective March 1, 2010.  As a result, the Company ceased offering new open-ended lines of credit in February 2010 and stopped providing new draws on existing lines of credit on September 30, 2010.

The elimination of the open-ended line of credit product may cause the Company to close or consolidate additional centers in Virginia. If the Company closes all of its centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.9 million to $5.5 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of March 31, 2011, the net advances and fees receivable balance in Virginia was approximately $7.2 million. The Company does not believe the cessation of operations in Virginia would result in an impairment of goodwill.

Washington Legislation

A law became effective on January 1, 2010, in the State of Washington that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. As a result, the Company’s revenue and profitability in Washington have decreased. The Company may close or consolidate some or all of its centers in Washington if management determines that it is no longer economically viable to operate all of its Washington centers.

If the Company closes all of its remaining centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.9 million to $3.3 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of March 31, 2011, the net advances and fees receivable balance in Washington was approximately $4.2 million. The Company does not believe the cessation of operations in Washington would result in an impairment of goodwill.

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

Kentucky Legislation

A new law in Kentucky became effective on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advance outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in Kentucky, the Company currently believes operations will remain economically viable in this state.

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

If the Company closed all of its remaining centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $2 million, and the collectability of advances and fees receivable in Colorado most likely would be impaired. As of March 31,

2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $3.6 million. The Company does not believe the cessation of its operations in Colorado would result in an impairment of goodwill.

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

Illinois Legislation

A new law became effective in Illinois on March 21, 2011, that changed the terms of the installment loan product currently offered in Illinois and negatively affects the profitability of this product. However, the new law created a longer term product with multiple installments and applicable fees, and the Company began offering products in conformance with the new legislation. Although the Company expects this law to have a negative effect on its revenue and profitability in Illinois, management currently believes operations will remain economically viable in this state.

Federal Financial Reform

In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new federal legislation creates the Consumer Financial Protection Bureau (the “CFPB”), which will have authority to regulate consumer finance companies. It is unknown what effect this legislation will have on the Company until such time as the CFPB promulgates regulations, which are anticipated in 2011.

7. Capital Stock and Stock-Based Compensation Plans

The Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Stock Plan (the “2004 Plan”) provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers, and other key employees of the Company. Under the 2004 Plan, 4,250,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. As of March 31, 2011, 1,603,874 shares were available for grant under the 2004 Plan.

In addition, during 2005, the Company made the following equity awards outside of the 2004 Plan to Kenneth E. Compton when he became the Company’s President and Chief Executive Officer: (i) 250,000 restricted shares of common stock pursuant to Restricted Stock Agreement: and (ii) stock options to purchase 700,000 shares of common stock at an exercise price of $12.11 per share under a Nonqualified Stock Option Agreement. Upon Mr. Compton’s retirement as President and Chief Executive Officer on February 28, 2011: (i) the Company accelerated vesting with respect to 93,750 restricted shares of common stock, representing the unvested portion of Mr. Compton’s 2005 award of 250,000 restricted shares: and (ii) Mr. Compton forfeited all other unvested equity awards, including unvested options to purchase 262,500 shares of common stock out of Mr. Compton’s 2005 award of options to purchase 700,000 shares.

Restricted stock grants under the 2004 Plan generally vest in equal annual installments over three to five years from the date of grant. Stock option grants under the 2004 Plan are generally exercisable in equal annual installments over three to five years from the date of grant and generally expire ten years after the date of grant.

The Company did not issue any stock options in 2010 or the first quarter of 2011. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the dates of grant, as determined pursuant to the 2004 Plan. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

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

There were no stock options granted during the fiscal year ended December 31, 2010 or during the three months ended March 31, 2011.

The following table provides certain information with respect to stock options outstanding and exercisable at March 31, 2011 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,536,505	1,318,000
Range of exercise prices	$1.14 - $14.70	$1.14 - $14.70
Weighted average exercise price	$9.89	$10.79
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	3.1	3.1

A summary of the Company’s restricted stock activity for the three months ended March 31, 2011 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2010	1,039,151	$4.62
Granted	495,000	$5.75
Vested	(310,222)	$5.18
Forfeited	(375,858)	$4.89
Nonvested at March 31, 2011	848,071	$4.95

The total grant date fair value of restricted shares vested during the three months ended March 31, 2010 and 2011 was approximately $0.3 million and $1.6 million, respectively. The total fair market value of these shares on the dates vested was approximately $0.9 million and $1.8 million for the three months ended March 31, 2010 and 2011, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2010 and 2011 follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Restricted stock	$332	$786
Stock options	298	(26)
Total stock-based compensation expense	$630	$760

As of March 31, 2011, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $4.3 million. The weighted average period over which this expense is expected to be recognized is approximately 2.5 years.

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

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender as of and for the three months ended March 31, 2010 and 2011.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of March 31, 2010 and 2011, the third-party lender’s outstanding cash advances and interest receivable, which were not recorded on the Company’s balance sheet, totaled approximately $14.7 million and $16.6 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these cash advances were to become uncollectible, the Company would also be required to pay the third-party lender all related non-sufficient funds (“NSF”) fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender cash advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at March 31, 2010 and 2011 was approximately $3.4 million and $4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

Effective July 31, 2010, Tony S. Colletti, a member of the Company’s Board of Directors, entered into an agreement with the Community Financial Services Association of America (“CFSA”), an industry trade group composed of the Company and more than 100 other companies engaged in the cash advance services industry, to provide consulting and advisory services on regulatory initiatives. Under the consulting agreement, the CFSA paid Mr. Colletti approximately $235,000 between July 31, 2010 and December 31, 2010. As of March 31, 2011, the Company has paid approximately $272,913 and $257,956 of membership dues and other funds to the CFSA for the three months ended March 31, 2010 and 2011, respectively, all of which are included in general and administrative expenses. In addition, Kenneth E. Compton, a member of the Company’s Board of Directors and its former President and Chief Executive Officer, served as a member of the CFSA’s Board of Directors.

Included in general and administrative expenses are expenses with related parties, relating primarily to aircraft operating expenses, legal expenses, and operating leases for office space, of approximately $451,224 and $353,980 for the three months ended March 31, 2010 and 2011, respectively.

Under a time-share arrangement, the Company’s former Chairman has used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman. Included in accounts receivable at March 31, 2011 is a $4,000 net receivable related to this arrangement. Pursuant to this time-share arrangement, the Company entered into a Time Sharing Agreement on August 5, 2010, with Johnson Management, LLC, a limited liability company that is owned by the Company’s former Chairman, who is also the beneficial owner of more than five percent of the Company’s common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil and lubricants used on the flight. The Company intends to use the aircraft for business purposes when the Company-owned aircraft is unavailable.

The Company has entered into operating leases for aircraft hangar space and office space with companies controlled by or affiliated with the Company’s former Chairman and members of his family. Additionally, companies controlled by the Company’s current Chairman and/or former Chairman or in which they had ownership interests, provided pilots, fuel and other operating services for the Company’s aircraft.

The Company pays rent of $350 per month for office space used by the Company’s current Chairman at an office building owned by the Company’s former Chairman.

The Company’s former Chairman’s brother is a partner of a law firm that provides the Company with certain routine legal services. During the three months ended March 31, 2010 and 2011, the Company incurred costs and expenses of approximately $11,000 and $25,247, respectively, for those services.

The Company incurred costs and expenses of approximately $93,882 and $29,059 for the three months ended March 31, 2010 and 2011, respectively, for the advancement of expenses incurred by certain of the Company’s current and former officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the U.S. Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities. These costs were incurred by the Company pursuant to indemnification agreements that require the Company to advance expenses to, and may require the Company to indemnify its current and former officers and directors for, damages incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s former Chief Executive Officer in July 2009.

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

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at March 31, 2011.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of March 31, 2011, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

As of March 31, 2011, the Company had $65.3 million outstanding on the revolving portion of the credit facility and $6.3 million of standby letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2010 and March 31, 2011.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $4.1 million and $4 million at December 31, 2010 and March 31, 2011, respectively. The mortgage loan is payable to an insurance company and is collateralized by the corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of the

Company’s corporate headquarters (land, land improvements and building) was approximately $4.4 million and $4.3 million at December 31, 2010 and March 31, 2011, respectively.

The fair market value of the Company’s long-term debt is estimated using a discounted cash flow analysis and was approximately $4.9 million at December 31, 2010 and $4.6 million at March 31, 2011.

11.  Income Taxes

The effective income tax rate as a percentage of income before income taxes was 44% and 43.2% for the three months ended March 31, 2010 and 2011, respectively.

The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2010 and March 31, 2011, the Company had $0.9 million and zero of total gross unrecognized tax benefits including interest, respectively. The decrease in the total gross unrecognized tax benefit including interest during the three months ending March 31, 2011, is primarily attributable to the release of reserves related to the settlement of an income tax examination with a state taxing authority for the years 2004 through 2008. On April 15, 2011, the Company entered into an agreement with the state taxing authority which settled all issues related to the tax years 2004 through 2008. The settlement resulted in the Company recognizing a net tax benefit of $183,000.

The Company is subject to U.S. income taxes, as well as various other foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before the tax year ended September 30, 2007, although carry forward attributes that were generated prior to 2007 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period.

12. Subsequent Events

On April 27, 2011, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on June 3, 2011 to shareholders of record on May 24, 2011.

As disclosed in a Current Report on Form 8-K filed with the SEC on May 5, 2011, the Company announced the hiring of James A. Ovenden as the Company’s Chief Financial Officer and Executive Vice President, effective May 23, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Part I. Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II. Item 1A. “Risk Factors” of this Quarterly Report and “Forward-Looking Statements” at the end of this section for further discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers typically provide short-term, unsecured cash advances that are due on the customers’ next payday. As of March 31, 2011, we operated 2,306 centers in 30 states in the United States, 23 centers in the United Kingdom and 18 centers in Canada, and had 56 limited licensees in the United Kingdom.

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

Cash Advance Services

Our primary business is offering cash advance services, which consist primarily of cash advances but also include installment loans and lines of credit. We also offer complimentary products and services.

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

Additional fees that we may charge and collect include fees for returned checks, late fees, and other fees as permitted by applicable law. Currently, none of the cash advance services we offer include annual participation fees.  Fees for returned checks or electronic debits that are declined for non-sufficient funds (“NSF”) vary by state and range up to $30, and late fees vary by state and range up to $50. In Texas and online, the third-party lenders charge NSF fees and late fees in accordance with applicable law.

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

After the documents presented by the customer have been reviewed for completeness and accuracy and copied for record-keeping purposes, and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House (“ACH”) authorization, which enables electronic payment from the customer’s account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and type of service. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check-cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission, and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and purchases. We also sell money orders, and provide money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made at our centers.

Approval Process

Although there are numerous differences under the various state level enabling regulations, the application and approval process, underwriting criteria, delivery method, repayment and collection practices, customer and market characteristics and underlying economics of our principal products and services generally are substantially similar in most states.

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

In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. We are currently testing a new customized predictive scoring model that considers other criteria in evaluating first time customers’ probability of repaying a cash advance. The model is designed to decline customers who are statistically unlikely to repay a cash advance. The full implementation of this model is expected to result in a decrease in cash advances written, a decrease in loan losses, and an overall increase in net revenue. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or ACH debit clears. For the year ended December 31, 2010, and the three months ended March 31, 2011, we deposited customer checks or presented an ACH authorization for approximately 6.5% and 6.4%, respectively, of all customer checks we received and approximately 36.3% and 43.2%, respectively, of these deposited customer checks or presented ACH’s cleared.  If the customer’s check or ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended March 31,
	2010	2011
Number of centers open at end of period	2,495	2,347
Number of customers served—all credit products (thousands)	739	753
Number of cash advances originated (thousands) (1)	2,285	2,287
Aggregate principal amount of cash advances originated (thousands) (1)	$838,988	$853,320
Average amount of each cash advance originated (1)	$367	$373
Average charge to customers for providing and processing a cash advance (1)	$55	$55
Average duration of a cash advance (days) (1)(2)	18.0	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	16	2
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$5,032	$767
Average principal amount on each line of credit outstanding during the period (3)	$301	$250
Number of installment loans originated (thousands) (4)	7	17
Aggregate principal amount of installment loans originated (thousands) (4)	$3,373	$7,602
Average principal amount of each installment loan originated (4)	$472	$439

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

(4)                                  The installment loan activity reflects loans we originated in Illinois and Colorado.

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

The provision for doubtful accounts as a percentage of total revenues for the quarter ended March 31, 2011 was 9.6%, compared to 8.8% for the same period in 2010. We received proceeds from the sale of previously written-off receivables during the first quarter of 2011 of approximately $7,000 compared with $0.5 million during the same period in 2010.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 44% and 43.2% for the three months ended March 31, 2010 and 2011, respectively.

Changes in Legislation

During the last several years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the Consumer Financial Protection Bureau, which will have authority to regulate companies that provide consumer financial services. At the state level, legislation has been adopted that has caused us to modify operations and, in some cases, close all operations in a state. In Virginia, a 2009 law prompted us to change our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling and additional legislation limited our ability to offer and service the open-ended line of credit product in Virginia. As a result, we discontinued originations of new lines of credit and draws on existing lines of credit and we have consolidated a number of our centers in Virginia. We may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable. In the State of Washington, on January 1, 2010, a new law placed a number of restrictions on our cash advance product, including limiting the number of cash advances a customer may take to eight in any one year. As a result, our revenues and profits in Washington have been significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. New laws in each of South Carolina, Kentucky, and Wisconsin implement a statewide database to monitor the number and/or dollar amount of advances made to customers. New Colorado legislation permits a multiple installment loan that we expect will significantly lower our revenues and profits in Colorado. Further, legislation permitting cash advances in Arizona expired on July 2, 2010, and as a result, we ceased operating in Arizona. The Mississippi legislature passed legislation during the first quarter of 2011 which, if signed into law, would modify certain aspects of our cash advance product in that state and extend the statute’s sunset provision through 2016. This legislation would become effective on January 1, 2012. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuation of operations, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services.

Operations in Ohio

In November 2008, the State of Ohio capped interest rates on cash advance loans and limited the number of cash advances a customer may take in any one year. As a result of this legislation, we began offering small loans pursuant to the Ohio Small Loan Act and check-cashing services. The small loan product and check cashing services generate less revenue than our former cash advance product and, as a result, we have consolidated some of our centers in Ohio. In the third quarter of 2009, we stopped offering small loans and began to offer cash advances pursuant to the Ohio Second Mortgage Act as a registered second mortgage lender. A rule issued by the Ohio Division of Financial Institutions in the first quarter of 2010, and temporarily stayed by the Ohio courts pending the outcome of certain litigation between that state and other unrelated parties, would, if enforced, restrict certain activities by licensed check cashers and could have a further negative impact on our operations in Ohio.

For the three months ended March 31, 2010 and 2011, 7% and 8.4%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$10,067	$12,056
Total center expenses	7,408	8,442
Center gross profit (loss)	$2,659	$3,614

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

The elimination of the open-ended line of credit product may cause us to close or consolidate some or all of our centers in Virginia. If we close all of our remaining centers in Virginia, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $1.9 million to $5.5 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of March 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Virginia was approximately $7.2 million. We do not believe the cessation of operations in Virginia would result in an impairment of goodwill.

For the three months ended March 31, 2010 and 2011, 4.9% and 3.2%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$7,081	$4,612
Total center expenses	6,051	2,821
Center gross profit (loss)	$1,030	$1,791

Operations in Washington

A law became effective in the State of Washington on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. As a result, our revenue and profitability in Washington has decreased.

If we close all of our remaining centers in Washington, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.9 million to $3.3 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of March 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $4.2 million. We do not believe the cessation of operations in Washington would result in an impairment of goodwill.

For the three months ended March 31, 2010 and 2011, 1.5% and 0.9%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$2,208	$1,280
Total center expenses	3,611	1,602
Center gross profit (loss)	$(1,403)	$(322)

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

For the three months ended March 31, 2010 and 2011, 4.1% and 3.7%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$5,965	$5,351
Total center expenses	4,655	4,142
Center gross profit (loss)	$1,310	$1,209

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

For the three months ended March 31, 2010 and 2011, 1.4% and 1%, respectively, of our total revenues were generated from our operations in Kentucky.  The following is a summary of financial information for our operations in Kentucky for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$1,987	$1,449
Total center expenses	1,440	1,189
Center gross profit (loss)	$547	$260

Operations in Colorado

A new law in Colorado became effective on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and revises permitted finance, interest, and other charges. This law has negatively affected our revenue and profitability in Colorado.

If we close all of our remaining centers in Colorado, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $2 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of March 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $3.6 million. We do not believe the cessation of operations in Colorado would result in an impairment of goodwill.

For the three months ended March 31, 2010 and 2011, 2.1% and 1.3%, respectively, of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$3,076	$1,858
Total center expenses	2,505	1,641
Center gross profit (loss)	$571	$217

Closing of Operations in Certain States

Closing of Operations in Montana. Due to a recent law change in Montana that became effective January 1, 2011, the Company closed its two centers in Montana during the fourth quarter 2010. The cost of closing these centers was approximately $38,000.

Closing of Operations in Arizona. An existing law permitting cash advances in Arizona expired June 30, 2010. We ceased operations in our remaining 47 centers in Arizona during the third quarter 2010. The cessation of our Arizona operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in Arizona for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Total revenues	$3,707	$5
Total center expenses	2,188	(33)
Center gross profit (loss)	$1,519	$38

Centers

The following table illustrates the composition of our center network at December 31, 2010 and March 31, 2011:

State	December 31, 2010	March 31, 2011
Alabama	139	139
California	278	276
Colorado (1)	31	31
Delaware	14	14
Florida	241	243
Idaho	6	6
Illinois	62	62
Indiana	95	95
Iowa	34	35
Kansas	53	53
Kentucky	44	44
Louisiana	82	82
Michigan	153	153
Mississippi	61	60
Missouri	83	83
Nebraska	20	20
Nevada	11	11
North Dakota	2	2
Ohio(2)	174	174
Oklahoma	67	67
Rhode Island	20	20
South Carolina	129	123

South Dakota	11	11
Tennessee	61	61
Texas	244	243
Utah	3	3
Virginia(3)	82	82
Washington(4)	46	46
Wisconsin	56	56
Wyoming	11	11
Total United States	2,313	2,306
Canada	18	18
United Kingdom	21	23
Total	2,352	2,347

(1)   We closed or consolidated 31 centers in Colorado during 2010.

(2)   We closed or consolidated seven centers in Ohio during 2010.

(3)   We closed or consolidated 57 centers in Virginia during 2010.

(4)   We closed or consolidated 45 centers in Washington during 2010.

New centers

We opened zero and five new centers during the three months ended March 31, 2010 and 2011, respectively.

Closed centers

We closed 92 and 10 centers during the three months ended March 31, 2010 and 2011, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $1.8 million and $0.2 million for the three months ended March 31, 2010 and 2011, respectively. The costs are included in the income statements for the three months ended March 31, 2010 and 2011, as shown below (in thousands):

	Three Months Ended March 31,

	2010	2011
Center salaries and related payroll costs	$310	$25
Occupancy and other center expenses	1,404	140
Loss on disposal of property and equipment	126	6
Total	$1,840	$171

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

The provision for doubtful accounts as a percentage of total revenues for the quarter ended March 31, 2011 was 9.6%, compared to 8.8% for the same period in 2010. The Company received proceeds from the sale of previously written-off receivables during the first quarter of 2011 of approximately $7,000 compared with $0.5 million during the same period in 2010.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The first quarter of 2010 began on a Friday and ended on a Wednesday. The first quarter of 2011 began on a Saturday and ended on a Thursday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of March 31, 2011, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of March 31, 2011, the carrying value of goodwill was $127.1 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill—Subsequent Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

 As of March 31, 2011, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow, an impairment charge related to its goodwill is possible.

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

When we acquire a portfolio of loans, the transaction is recorded as an asset purchase and the purchase price is allocated to the estimated fair value of the tangible and intangible assets (primarily customer lists) and no goodwill is recorded. Customer lists are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Currently customer lists are amortized on a straight-line basis over 30 months.

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

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2010 and March 31, 2011, financial statements include an accrual of approximately $5.6 million and $5.7 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of March 31, 2011, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $4.3 million. The weighted average period over which this expense is expected to be recognized is approximately 2.5 years. See “Item 1. Financial Statements — Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011

The following tables set forth our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%

	(Dollars in thousands, except center information)
Total Revenues	$144,398	100.0%	$144,066	100.0%	$(332)	(0.2)%
Center Expenses:
Salaries and related payroll costs	47,585	33.0%	46,328	32.2%	1,257	2.6%
Provision for doubtful accounts	12,734	8.8%	13,823	9.6%	(1,089)	(8.6)%
Occupancy costs	23,472	16.3%	20,610	14.3%	2,862	12.2%
Center depreciation expense	2,696	1.9%	2,110	1.5%	586	21.7%
Advertising expense	3,635	2.5%	3,222	2.2%	413	11.4%
Other center expenses	11,511	8.0%	9,621	6.7%	1,890	16.4%
Total center expenses	101,633	70.5%	95,714	66.5%	5,919	5.8%
Center gross profit	42,765	29.5%	48,352	33.5%	5,587	13.1%
Corporate and Other Expenses (Income):
General and administrative expenses	16,641	11.6%	15,065	10.4%	1,576	9.5%
Legal settlements	38	—%	—	—%	38	100%
Corporate depreciation and amortization expense	690	0.5%	619	0.4%	71	10.3%
Interest expense	1,177	0.8%	1,049	0.7%	128	10.9%
Interest income	(13)	—%	(6)	—%	(7)	(53.8)%
(Gain)/loss on disposal of property and equipment	168	0.1%	6	—%	162	96.4%
Loss on impairment of assets	—	—%	—	—%	—	—%
Total corporate and other expenses	18,701	13.0%	16,733	11.5%	1,968	10.5%
Income before income taxes	24,064	16.5%	31,619	22.0%	7,555	31.4%
Income tax expense	10,577	7.3%	13,658	9.5%	(3,081)	(29.1)%
Net income	$13,487	9.2%	$17,961	12.5%	$4,474	33.2%

	Three Months Ended March 31,
	2010	2011
Center Information:
Number of centers open at beginning of period	2,587	2,352
Opened	—	5
Acquired	—	—
Closed	(92)	(10)
Number of centers open at end of period	2,495	2,347
Weighted average number of centers open during the period	2,533	2,351
Number of customers served—all credit products (thousands)	739	753
Number of cash advances originated (thousands) (1)	2,285	2,287
Aggregate principal amount of cash advances originated (thousands) (1)	$838,988	$853,320
Average amount of each cash advance originated (1)	$367	$373
Average charge to customers for providing and processing a cash advance (1)	$55	$55
Average duration of a cash advance (days) (1)(2)	18.0	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	16	2
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$5,032	$767

Average principal amount on each line of credit outstanding during the period (3)	$301	$250
Number of installment loans originated (thousands) (4)	7	17
Aggregate principal amount of installment loans originated (thousands) (4)	$3,373	$7,602
Average principal amount of each installment loan originated (4)	$472	$439

(1)           Excludes lines of credit and installment loans.

(2)           Excludes the impact of extended payment plans.

(3)           In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)           The installment loan activity reflects loans we originated in Illinois and Colorado.

	Three Months Ended March 31,
	2010		2011		Variance Favorable/ (Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$57.0	100.0%	$61.3	100.0%	$4.3	7.5%
Center expenses:
Salaries and related payroll costs	18.8	33.0%	19.7	32.2%	(0.9)	(4.8)%
Provision for doubtful accounts	5.0	8.8%	5.9	9.6%	(0.9)	(18.0)%
Occupancy costs	9.3	16.3%	8.8	14.3%	0.5	5.4%
Center depreciation expense	1.1	1.9%	0.9	1.5%	0.2	18.2%
Advertising expense	1.4	2.5%	1.4	2.2%	—	—%
Other center expenses	4.5	8.0%	4.1	6.7%	0.4	8.9%
Total center expenses	40.1	70.5%	40.8	66.5%	(0.7)	(1.7)%
Center gross profit	$16.9	29.5%	$20.5	33.5%	$3.6	21.3%

Revenue Analysis

Total revenues decreased approximately $0.3 million during the three months ended March 31, 2011 compared to the same period in 2010. Total revenues for the 2,318 centers opened prior to January 1, 2010 and still open as of March 31, 2011 increased $8.0 million, from $135.3 million for the three months ended March 31, 2010 to $143.3 million for the same period in 2011. Excluding revenues from Virginia, Washington, Kentucky, South Carolina, Arizona, and Colorado, total revenues for the Company’s centers opened prior to January 1, 2010 and still open as of March 31, 2011 increased 14.4% during the three months ended March 31, 2011 compared to the same period in 2010. Centers opened prior to January 1, 2010 were at least three months and fifteen months old as of March 31, 2010 and 2011, respectively. Total revenues for the 29 centers opened after January 1, 2010 and still open as of March 31, 2011 increased from zero for the three months ended March 31, 2010 to $0.6 million for the same period in 2011. The remainder of total revenues, or the centers that were closed, represented a decrease of approximately $8.9 million for the three months ended March 31, 2011 compared to the same period in 2010.

Center Expense Analysis

Salaries and related payroll costs. The net decrease of $1.3 million, or 2.6%, in salaries and related payroll costs for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a reduction in the number of centers open during the three months ended March 31, 2011 compared to the same period in 2010. We averaged approximately 2.08 and 2.06 full-time equivalent field employees, including district directors, per center during the three months ended March 31, 2011 and 2010, respectively.

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of total revenues for the quarter ended March 31, 2011 was 9.6%, compared to 8.8% for the same period in 2010.

Proceeds from the sale of previously written-off receivables were $7,000 during the first quarter of 2011 compared with $0.5 million during the same period in 2010.

Occupancy costs.  The net decrease of $2.9 million or 12.2% in occupancy costs for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to a reduction in the number of centers open during the three months ended March 31, 2011 compared to the same period in 2010.

Advertising expense.  The decrease in advertising expense of approximately $0.4 million for the three months ended March 31, 2011 was due primarily to a decrease in direct mail expenses of approximately $1.3 million during the three months ended March 31, 2011 compared to the same period in 2010, partially offset by an increase of approximately $0.9 million in the production of television and radio commercials.

Other center expenses.  The net decrease of $1.9 million or 16.4% in other center expenses for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to a decrease in the number of centers open during the three months ended March 31, 2011 as compared to the same period in 2010.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The net decrease in general and administrative expenses of approximately $1.6 million for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to:

•                  a decrease in legal fees of approximately $1.7 million, and

•                  a decrease in other professional fees of approximately $0.6 million.

These decreases were partially offset by:

•                  an increase in salaries, benefits, and contract labor of approximately $0.4 million,

•                  an increase in recruiting expenses of approximately $0.2 million, and

•                  an increase in the UK subsidiary’s expenses of approximately $0.2 million.

Interest expense.  The decrease in interest expense of approximately $0.1 million for the three months ended March 31, 2011 as compared to the same period in 2010 was due primarily to a decrease in the average interest rates and the average outstanding balance of variable interest debt.

Income Tax Expense.  The increase in income tax expense of approximately $3.1 million for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to an increase in pre-tax income for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three months ended March 31, 2010 and 2011 (in thousands):

			Variance Favorable/(Unfavorable)
	2010	2011	Dollars	%
Cash flows provided by (used in):
Operating activities	$17,881	$20,898	$3,017	16.9%
Investing activities	25,124	22,865	(2,259)	(9.0)%
Financing activities	(69,934)	(53,035)	16,899	24.2%
Effect of exchange rate changes on cash and cash equivalents	(162)	45	207	127.8%
Net decrease in cash and cash equivalents	(27,091)	(9,227)	17,864	65.9%
Cash and cash equivalents, beginning of period	38,189	26,948	(11,241)	(29.4)%
Cash and cash equivalents, end of period	$11,098	$17,721	$6,623	59.7%

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

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons, or any other transaction requiring a capital outlay, such as acquisitions, and legal or regulatory settlements. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers’ peak or the customer demand for new advances decreases. Advances and fees receivable, net, increased approximately $1.7 million, or 1%, to $168.5 million at March 31, 2011 compared to $166.8 million at March 31, 2010. Advances and fees receivable, net, decreased approximately $36.7 million, or 17.9%, to $168.5 million at March 31, 2011 compared to $205.2 million at December 31, 2010 due primarily to tax refund season.

During the three months ended March 31, 2010 and 2011, we repurchased 51,908 and 156,325 shares of our common stock at a cost of approximately $0.3 million and $0.9 million, respectively. All of these shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded.

During the three months ended March 31, 2010 and 2011, 19,001 and 19,915 stock options were surrendered at a cost of approximately $0.1 million and $0.1 million, respectively, in a net settlement in order to satisfy the exercise price and withholding obligations associated with stock option exercises.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately 16.9% to $20.9 million for the three months ended March 31, 2011 compared to $17.9 million for the same period in 2010. The increase in operating cash flows was primarily attributable to an approximate $6.3 million decrease in the change of income taxes payable, a Directors and Officers insurance reimbursement during the three months ended March 31, 2011 of approximately $2.4 million for the North Carolina legal settlement, and an increase in the change in accounts payable of approximately $1.8 million. These increases were partially offset by a payment during the three months ended March 31, 2011 for the North Carolina legal settlement of approximately $8 million.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased approximately 9% to $22.9 million for the three months ended March 31, 2011 compared to $25.1 million for the same period ended March 31, 2010. The decrease was primarily due to approximately $1.5 million reduction of the change in restricted cash, and a decrease of approximately $0.6 million in the change in advances receivable.

Cash Flows from Financing Activities

Net cash used in financing activities decreased 24.2% to $53 million for the three months ended March 31, 2011 compared to $70 million for the same period ended March 31, 2010. The decrease from the prior period was primarily related to approximately $19.2 million less in net repayments on the revolving credit facility. This decrease was partially offset by increases of approximately $1.3 million in changes in book overdrafts, $0.6 million in treasury stock purchases, and $0.3 million in dividend payments.

Capital Expenditures

For the three months ended March 31, 2010 and 2011, we incurred costs related to capital expenditures of approximately $1.1 million and $1.3 million, respectively. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of March 31, 2010 and 2011, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $14.7 million and $16.6 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at March 31, 2010 and 2011 was approximately $3.4 million and $4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of March 31, 2011, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2011	2012	2013	2014	2015	2016 and thereafter
Long-term debt obligations:
Revolving credit facility	$65,305	$—	$—	$65,305	$—	$—	$—
Mortgage payable	3,988	388	552	594	638	687	1,129
Note payable	127	127	—	—	—	—	—
Interest payable on long-term debt obligations	992	210	245	203	158	110	66
Operating lease obligations (1)	114,312	41,585	41,371	23,168	6,405	1,160	623
Purchase obligations	9,362	7,920	1,233	180	29	—	—
Total	$194,086	$50,230	$43,401	$89,450	$7,230	$1,957	$1,818

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

As of March 31, 2011, we had approximately $65.3 million outstanding on the revolving portion of our credit facility and approximately $6.3 million of commitments under outstanding letters of credit, leaving approximately $198.4 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of March 31, 2011, the senior leverage covenant restricted that additional availability to approximately $122.2 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.50% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon our total leverage ratio. As of March 31, 2011, the applicable margin for the prime-based rate was 1.75% and the applicable margin for the LIBOR-based rate was 2.75%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half (3.5) times trailing 12-month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing 12-month EBITDA as defined in the credit agreement. Our trailing 12-month EBITDA, as defined in the credit agreement, as of March 31, 2011 was approximately $98.9 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.5% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior 12 consecutive months. At March 31, 2011, our charge off ratio was 3.33% and was calculated based on average monthly charge-offs of $8.9 million and average transaction receivables of $268.5 million. We had charge-offs of $25.7 million during the three months ended March 31, 2011 and could have charged off an additional $37.7 million within the limits of this covenant for the three months ended March 31, 2011. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) the failure to pay monetary judgment’s within 30 days of the due date in excess of $1 million in the aggregate (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at March 31, 2011. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

We borrow under our revolving credit facility to fund our advances and other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases.

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $4.1 million and $4 million at December 31, 2010 and March 31, 2011, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.4 million and $4.3 million at December 31, 2010 and March 31, 2011, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of March 31, 2011, our purchase obligations totaled approximately $9.4 million.

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

We have based these forward-looking statements on management’s current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties, and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and factors include, but are not limited to:

•                  the extent to which regulations written and implemented by the newly created federal Consumer Financial Protection Bureau, and other federal, state, local, and foreign governmental regulation of cash advance services, consumer lending, and related financial products and services limit or prohibit the operation of our business;

•                  whether a federal law is adopted that imposes a national cap on our fees and interest or prohibits or severely restricts cash advance services, which would likely eliminate our ability to continue our current operations;

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

•                  theft and employee errors; and

•                  the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “Part II. Item 1A. Risk Factors” in this Quarterly Report.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2010 or March 31, 2011. The weighted average interest rate on our $112 million of variable interest debt as of December 31, 2010 was approximately 3.36%. The weighted average interest rate on our $65.3 million of variable interest debt as of March 31, 2011 was approximately 3.31%.

We had total interest expense of $1.2 million and $1.0 million for the three months ended March 31, 2010 and 2011, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.5 million and $0.4 million for the three months ended March 31, 2010 and 2011, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2010 or March 31, 2011.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $2.2 million and $1.8 million for the three months ended December 31, 2010 and March 31, 2011, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Risks Related to Our Business and Industry

If we lose key management or are unable to attract and retain the talent required for our business, our business, results of operations, and financial condition could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly J. Patrick O’Shaughnessy, our President, Chief Executive Officer, and Chief Financial Officer.  Mr. O’Shaughnessy is instrumental in the operation and financing of our business, and is our only executive officer.  The loss of Mr. O’Shaughnessy’s services or the services of any other member of our senior management, and an inability to attract other executive officers, particularly a Chief Financial Officer, could have a material adverse effect on our business, results of operations, and financial condition.  Mr. O’Shaughnessy does not have an employment agreement with us, and we do not maintain key man life insurance policies with respect to any of our employees.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended March 31, 2011:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 to January 31	—	$—	—	$—
February 1 to February 28	154,541	5.92	—	—
March 1 to March 31	1,784	5.04	—	—
Total	156,325	$5.90	—	$—

(1)           Based on trade date.

(2)           This column reflects 156,325 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded.

(3)           In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. We did not repurchase any stock during the three months ended March 31, 2011.

ITEM 5.  EXHIBITS.

Exhibit	Description
10.1	Change of Control Agreement between the Company and J. Patrick O’Shaughnessy, effective as of March 7, 2011.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

May 5, 2011	By:	/s/ J. PATRICK O’SHAUGHNESSY

J. Patrick O’Shaughnessy
President, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Change of Control Agreement between the Company and J. Patrick O’Shaughnessy, effective as of March 7, 2011.
31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).