Form 10-Q
period 2011-06-30
Advance America, Cash Advance Centers, Inc.
filed 2011-08-09
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2011
Common Stock, par value $.01 per share	62,404,773 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and six months ended June 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2010 and June 30, 2011

(in thousands, except per share data)

	December 31, 2010	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$26,948	$19,668
Advances and fees receivable, net	205,207	199,531
Deferred income taxes	18,615	18,615
Other current assets	19,869	16,688
Total current assets	270,639	254,502
Restricted cash	3,752	3,662
Property and equipment, net	25,054	23,151
Goodwill	126,914	127,055
Customer lists and relationships, net	2,282	1,843
Other assets	3,011	2,733
Total assets	$431,652	$412,946
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,554	$11,680
Accrued liabilities	37,939	32,684
Income taxes payable	42	1,337
Accrual for third-party lender losses	5,420	4,392
Current portion of long-term debt	767	532
Total current liabilities	56,722	50,625
Revolving credit facility	111,930	80,945
Long-term debt	3,600	3,329
Deferred income taxes	23,148	23,148
Deferred revenue	890	125
Other liabilities	321	87
Total liabilities	196,611	158,259
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 62,148 and 62,404 outstanding as of December 31, 2010 and June 30, 2011, respectively	968	968
Paid-in capital	290,753	288,062
Retained earnings	203,001	221,842
Accumulated other comprehensive loss	(1,885)	(1,483)
Common stock in treasury (34,673 and 34,417 shares at cost at December 31, 2010 and June 30, 2011, respectively)	(257,796)	(254,702)
Total stockholders’ equity	235,041	254,687
Total liabilities and stockholders’ equity	$431,652	$412,946

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2010 and 2011

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total Revenues	$141,357	$140,691	$285,755	$284,756
Center Expenses:
Salaries and related payroll costs	44,119	43,911	91,704	90,239
Provision for doubtful accounts	25,058	27,226	37,792	41,049
Occupancy costs	21,993	20,155	45,464	40,765
Center depreciation expense	2,559	2,048	5,256	4,158
Advertising expense	6,567	5,926	10,202	9,147
Other center expenses	9,937	9,355	21,448	18,976
Total center expenses	110,233	108,621	211,866	204,334
Center gross profit	31,124	32,070	73,889	80,422
Corporate and Other Expenses (Income):
General and administrative expenses	16,623	14,542	33,264	29,607
Legal settlements	2,350	—	2,388	—
Corporate depreciation and amortization expense	701	599	1,391	1,218
Interest expense	1,097	1,043	2,274	2,092
Interest income	(5)	(22)	(18)	(28)
(Gain)/loss on disposal of property and equipment	152	37	320	43
Loss on impairment of assets	654	37	654	37
Income before income taxes	9,552	15,834	33,616	47,453
Income tax expense	4,430	7,234	15,007	20,892
Net income	$5,122	$8,600	$18,609	$26,561
Net income per common share:
Basic	$0.08	$0.14	$0.30	$0.43
Diluted	$0.08	$0.14	$0.30	$0.43
Dividends declared per common share	$0.0625	$0.0625	$0.125	$0.125
Weighted average number of shares outstanding:
Basic	61,070	61,487	61,020	61,375
Diluted	61,742	61,775	61,680	61,724

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2011

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2010	96,821	$968	$290,753	$203,001	$(1,885)	(34,673)	$(257,796)	$235,041
Comprehensive income:
Net income	—	—	—	26,561	—	—	—	26,561
Foreign currency translation	—	—	—	—	402	—	—	402
Total comprehensive income								26,963
Dividends paid ($0.125 per share)	—	—	—	(8,015)	—	—	—	(8,015)
Dividends payable	—	—	—	295	—	—	—	295
Purchases of treasury stock	—	—	—	—	—	(156)	(1,026)	(1,026)
Issuance of restricted stock	—	—	—	—	—	579	—	—
Vesting of restricted stock issued from treasury stock	—	—	(3,727)	—	—	—	3,727	—
Forfeitures of restricted stock	—	—	—	—	—	(220)	—	—
Amortization of restricted stock	—	—	1,418	—	—	—	—	1,418
Stock option expense	—	—	11	—	—	—	—	11
Stock option exercises	—	—	(393)	—	—	53	393	—
Balances, June 30, 2011	96,821	$968	$288,062	$221,842	$(1,483)	(34,417)	$(254,702)	$254,687

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2011

(in thousands)

	2010	2011
Cash flows from operating activities
Net income	$18,609	$26,561
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	6,647	5,376
Non-cash interest expense	320	333
Provision for doubtful accounts	37,792	41,049
(Gain)/loss on disposal of property and equipment	320	43
Loss on impairment of assets	654	37
Amortization of restricted stock	790	1,418
Stock option expense	594	11
Changes in operating assets and liabilities
Fees receivable, net	(6,703)	(8,716)
Other current assets	(3,551)	2,779
Other assets	137	525
Accounts payable	(1,906)	184
Accrued liabilities	(6)	(5,258)
Income taxes payable	(11,400)	1,295
Deferred revenue	(930)	(765)
Net cash provided by operating activities	41,367	64,872
Cash flows from investing activities
Changes in advances receivable	(20,410)	(27,526)
Customer lists and relationships	—	(39)
Changes in restricted cash	566	90
Proceeds from sale of property and equipment	2	—
Purchases of property and equipment	(2,122)	(2,972)
Net cash used in investing activities	(21,964)	(30,447)
Cash flows from financing activities
Payments on revolving credit facility, net	(34,759)	(30,985)
Payments on mortgage payable	(234)	(252)
Payments on note payable	(248)	(254)
Payments of finance costs	—	(137)
Purchases of treasury stock	(395)	(1,026)
Payments of dividends	(7,686)	(8,015)
Changes in book overdrafts	(2)	(1,059)
Net cash used in financing activities	(43,324)	(41,728)
Effect of exchange rate changes on cash and cash equivalents	(36)	23
Net decrease in cash and cash equivalents	(23,957)	(7,280)
Cash and cash equivalents, beginning of period	38,189	26,948
Cash and cash equivalents, end of period	$14,232	$19,668

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,380	$2,008
Income taxes	30,389	17,868
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	22	58
Restricted stock dividends payable	70	295

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2011.

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

Between November 2008 and February 2010, the Company offered a line of credit product in Virginia with a 25-day billing cycle. In February 2010, the Company discontinued offering new open-ended lines of credit but continued to service existing lines of credit in Virginia. The Company stopped providing new draws on existing lines of credit on September 30, 2010. Customers are not charged interest on any outstanding borrowings during a billing cycle if they have a zero balance at the close of business on their billing cycle end date. Revenue for this product is recorded when fees and interest are charged to the customer’s account and therefore revenue is not recognized on a ratable basis.

The Company has entered into a long-term services contract for which the Company receives advance payments. These advance payments are recorded as deferred revenue and recognized as revenue over the life of the contract, subject to certain terms and conditions.

Concentration of Risk

For the three and six months ended June 30, 2010 and 2011, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 50% and 54%, respectively, of the Company’s total revenues. The states that represent the Company’s five largest states (measured by total revenues) change from time to time.

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The allowance for doubtful accounts represents management’s estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company’s balance sheet. The accrual for third-party lender losses represents management’s estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 8–Transactions with Variable Interest Entities) and is recorded as a current liability on the Company’s balance sheet.

The allowance for doubtful accounts and the accrual for third-party lender losses are primarily based upon models that analyze specific portfolio statistics and also reflect, to a lesser extent, management’s judgment regarding overall accuracy. The analytical models take into account several factors, including the number of transactions customers complete and charge-off and recovery rates. Additional factors such as changes in state laws, center closings, length of time centers have been open in a state, and the relative mix of new centers within a state are also evaluated to determine whether the results from the analytical models should be revised.

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

Goodwill and Other Intangible Assets

The Company has approximately $127.1 million of goodwill as of June 30, 2011. Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Estimated cash flows and related goodwill are grouped at the reporting unit level. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performances and anticipated future earnings.

The Company has approximately $5 million of goodwill in its United Kingdom operations. As of June 30, 2011, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow, an impairment charge related to its goodwill is possible.

When the Company acquires a portfolio of loans, the transaction is recorded as an asset purchase and the purchase price is allocated to the estimated fair value of the tangible and intangible assets (primarily customer lists) and no goodwill is recorded. Customer lists are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Currently customer lists are amortized on a straight–line basis over 30 months.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In most of the matters described in Note 6–Commitments and Contingencies, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Note 6–Commitments and Contingencies, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company’s results of operations for any particular reporting period.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three months ended June 30, 2010 and 2011, 163,902 and 7,267, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the six months ended June 30, 2010 and 2011, 167,236 and 13,401, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and six months ended June 30, 2010 and 2011, options to purchase 1,555,000 and 1,245,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	61,070	61,487	61,020	61,375
Effect of dilutive unvested restricted stock	334	162	318	224
Effect of dilutive outstanding stock options	338	126	342	125
Weighted average number of common shares outstanding—diluted	61,742	61,775	61,680	61,724

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”(“ASU 2010-28”). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicated goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim period within those years, beginning after December 15, 2010, with early adoption prohibited. The Company has considered step two in its determination of whether goodwill has been impaired, and continues to believe that its forecast of future cash flows is adequate to justify the current goodwill balance.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”).  The amendments in ASU 2011-02 clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. It also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments in ASU 2011-02 prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2010	June 30, 2011
Advances receivable	$201,352	$194,064
Fees and interest receivable	33,458	31,179
Returned items receivable	34,599	29,728
Other	3,768	3,673
Allowance for doubtful accounts	(48,382)	(44,334)
Unearned revenues	(19,588)	(14,779)
Advances and fees receivable, net	$205,207	$199,531

Included in advances, and fees and interest receivable are amounts that may be past due that do not have bank presentment authorizations.

Receivables, net of unearned revenues, were as follows (in thousands):

	December 31, 2010	June 30, 2011
Advances, fees and interest receivable	$215,222	$210,464
Returned items receivable	34,599	29,728
Other	3,768	3,673

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The Company defines its portfolio segment as short-term consumer loans.

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2010 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Beginning balance	$40,538	$37,904	$53,031	$48,382
Provision for doubtful accounts	24,448	26,868	38,347	42,077
Charge-offs	(23,157)	(24,312)	(57,759)	(57,584)
Recoveries	3,807	3,874	12,017	11,459
Ending balance	$45,636	$44,334	$45,636	$44,334

Changes in the accrual for third-party lender losses for the three and six months ended June 30, 2010 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Beginning balance	$3,363	$4,034	$4,528	$5,420
Provision for doubtful accounts	610	358	(555)	(1,028)
Ending balance	$3,973	$4,392	$3,973	$4,392

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and six months ended June 30, 2010 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Beginning balance	$43,901	$41,938	$57,559	$53,802
Provision for doubtful accounts	25,058	27,226	37,792	41,049
Charge-offs	(23,157)	(24,312)	(57,759)	(57,584)
Recoveries	3,807	3,874	12,017	11,459
Ending balance	$49,609	$48,726	$49,609	$48,726

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

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2010	June 30, 2011
Prepaid rent	$5,762	$5,723
Prepaid insurance	2,762	3,861
Prepaid income taxes	4,362	2,633
Prepaid taxes and licenses	1,524	1,091
Prepaid workers compensation loss fund	346	407
Insurance receivable	2,426	95
Other	2,687	2,878

Total	$19,869	$16,688

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2010	June 30, 2011
Employee compensation	$9,048	$14,775
Workers’ compensation	5,612	5,282
Legal fines and settlements	11,570	3,320
Deferred revenue	1,531	1,518
Center closing costs	1,678	1,205
Straight-line rent accrual	1,388	1,134
Accounting and tax fees	1,137	1,052
Property, sales and franchise taxes	294	676
Legal fees	564	622
Advertising	119	223
Construction in progress	179	180
Severance	95	79
Other	4,724	2,618
Total	$37,939	$32,684

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses to, and, in certain circumstances, indemnify for damages, incurred by certain of its current and former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of June 30, 2011.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys’ fees and costs of suit, and punitive damages.  The complaint also seeks certain injunctive relief. The Company anticipates that the case will proceed to trial in late 2011 or early 2012.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration. However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims. The appellate court affirmed the trial court’s decision, but certified a “Question of Great Public Importance” to the Florida Supreme Court. The Florida Supreme Court accepted the Company’s appeal and stayed the appellate court’s mandate pending the outcome of their review of the appellate court’s decision. The Company anticipates a final decision from the Florida Supreme Court regarding the enforceability of its arbitration clause sometime in late 2011 or early 2012.

Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company’s Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought, and the Company’s defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The case is currently stayed, pending a decision from the Florida Supreme Court in Pendergast v. Sprint Nextel Corp., a separate case to which the Company is not a party, involving arbitration issues similar to those present in the Company’s case.

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

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order. On February 28, 2011, the U.S. Third Circuit Court of Appeals vacated the trial court’s order and remanded the case to the trial court for further proceedings on the validity of the class action waivers in the Company’s consumer arbitration clause. The parties are currently engaged in discovery relative to the enforceability of the arbitration provisions contained in the Company’s consumer agreements.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages. In January 2008, the trial court entered an order compelling the purported class representatives to arbitrate their claims on an individual basis, unless determined otherwise by the arbiter. All parties appealed that order and in April 2010, the United States Supreme Court issued its opinion in Stolt-Nielsen S.A. v. Animal Feed, Int’l Corp. On February 28, 2011, the U.S. Third Circuit Court of Appeals vacated the trial court’s order and remanded the case to the trial court for further proceedings on the validity of the class action waivers in the Company’s consumer arbitration clause. The parties are currently engaged in discovery relative to the enforceability of the arbitration provisions contained in the Company’s consumer agreements.

Clerk  v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., of Pennsylvania, et al.

On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against the Company’s subsidiaries, Advance America, Cash Advance Centers of Pennsylvania, Inc., and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense the Company is handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The Company has settled this case for a de minimus amount and the underlying litigation has been dismissed with prejudice. The Company considers this matter closed.

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

SEC Investigation

As previously disclosed in a Current Report on Form 8-K filed on July 29, 2009 and in subsequent quarterly and annual reports, Kenneth E. Compton, the former President and Chief Executive Officer and a current director of the Company, received a “Wells Notice” from the SEC in July 2009 relating to alleged violations of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On May 26, 2011, the Company was informed that the SEC had delivered a letter to Mr. Compton dated May 23, 2011, informing him that the

SEC did not intend to take any action. The Company did not receive a Wells Notice and does not believe it was ever a subject of this investigation. The Company considers this matter closed.

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

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers that would have a negative impact on the Company’s operations in Ohio.  This rule was scheduled to become effective by May 1, 2010, but enforcement of the rule has been enjoined by the Court of Common Pleas of Franklin County, Ohio (the “Injunction”).  For the purposed of establishing a clear rule of law pertaining to these matters, certain parties, including the Company, have agreed that any appeal of the underlying litigation which established this Injunction should be consolidated with any appeal of the outcome of a certain enforcement action between the State of Ohio and an unrelated third-party wherein the same issues of law are present (the “Enforcement Action”).  On July 19, 2011, the Court of Common Pleas of Franklin County, Ohio, determined that the alleged violations in the Enforcement Action were legal under Ohio law. When this decision becomes final, the State of Ohio will have 30 days to appeal the Injunction and the outcome of the Enforcement Action to the Franklin County Court of Appeals.

Virginia Legislation

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders. The Company continues to offer cash advances in Virginia in conformance with the new regulations. Between November 2008 and February 2010, the Company also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited the Company’s ability to offer the open-ended lines of credit effective March 1, 2010.  As a result, the Company ceased offering new open-ended lines of credit in February 2010 and stopped providing new draws on existing lines of credit on September 30, 2010.

The elimination of the open-ended line of credit product may cause the Company to close or consolidate additional centers in Virginia. If the Company closes all of its centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $6.2 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of June 30, 2011, the net advances and fees receivable balance in Virginia was approximately $9 million. The Company does not believe the cessation of operations in Virginia would result in an impairment of goodwill.

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

In 2010 the Company closed 45 centers in Washington. During the second quarter of 2011, the Company decided to close an additional 32 centers in Washington, two of which were closed in the second quarter of 2011. The estimated costs associated with these closures is approximately $0.7 million. Of that amount, approximately $0.3 million has been recognized during the second quarter of 2011.

If  the Company closes all of its remaining centers in Washington, excluding closures and planned closures previously noted, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.3 million to $1.1 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of June 30, 2011, the net advances and fees receivable balance in Washington was approximately $4.5 million. The Company does not believe the cessation of operations in Washington would result in an impairment of goodwill.

South Carolina Legislation

A law in South Carolina became effective January 1, 2010 that, among other things, prohibits consumers from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in South Carolina, the Company currently believes operations will remain economically viable in this state.

Kentucky Legislation

A law in Kentucky became effective on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in Kentucky, the Company currently believes operations will remain economically viable in this state.

Rhode Island Legislation

A new law became effective in Rhode Island on July 1, 2010 that reduced the maximum allowable fees to be charged on a cash advance from $15 per $100 to $10 per $100. Although this law has had a negative effect on its revenue and profitability in Rhode Island, the Company currently believes operations will remain economically viable in this state.

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

On December 29, 2010, unrelated third-parties filed a lawsuit in the Denver District Court challenging certain refund rules established by the Administrator of the Colorado Uniform Consumer Credit Code. These rules require a pro-rata refund of origination fees and sought retroactive application even though previously enacted rules did not require such refunds. On July 22, 2011, the District Court ruled that the Administrator’s rules were enforceable and applicable beginning on September 1, 2010. The Company has been paying refunds in accordance with the Administrator’s rules since November 29, 2010, and expects to pay approximately $161,000 for refunds which accrued during the time period from September 1, 2010 through November 29, 2010.

If the Company closed all of its remaining centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $1.9 million, and the collectability of advances and fees receivable in Colorado most likely would be impaired. As of June 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.5 million. The Company does not believe the cessation of its operations in Colorado would result in an impairment of goodwill.

Montana Legislation

Due to a recent law change in Montana that became effective January 1, 2011, the Company closed its two centers in this state during the fourth quarter of 2010. The cost of closing these centers was approximately $38,000.

Wisconsin Legislation

A new law became effective in Wisconsin on January 1, 2011, that limits the total dollar amount of cash advances a customer may have outstanding and implements a statewide database to monitor the number of cash advances. Although this law has had a negative effect on its revenue and profitability in Wisconsin, the Company currently believes operations will remain economically viable in this state.

Illinois Legislation

A new law became effective in Illinois on March 21, 2011, that changed the terms of the installment loan product currently offered in Illinois and negatively affects the profitability of this product. However, the new law created a longer term product with multiple installments and applicable fees, and the Company began offering products in conformance with the new legislation. Although this law has had a negative effect on the Company’s revenue and profitability in Illinois, the Company currently believes operations will remain economically viable in this state.

Mississippi Legislation

A new law becomes effective on January 1, 2012 in the State of Mississippi that increases the maximum amount of a cash advance from $400 to $500 and, for advance amounts in excess of $250, allows higher fees but also requires a longer term. Although the Company believes this law may have a temporary negative impact on our operations in Mississippi, management currently believes operations will remain economically viable in that state.

Federal Financial Reform

In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). This new federal legislation creates the Consumer Financial Protection Bureau (the “CFPB”), which will have authority to regulate consumer finance companies. Under Dodd-Frank, the Company will be a “supervised” entity but the extent to which this legislation affects the Company and its business will not be fully known until such time as the CFPB promulgates regulations, which is anticipated to occur later in 2011.

7. Capital Stock and Stock-Based Compensation Plans

The Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan (the “2004 Plan”) provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers, and other key employees of the Company. Under the 2004 Plan, 4,250,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. As of June 30, 2011, 1,525,770 shares were available for grant under the 2004 Plan.

In addition, during 2005, the Company made the following equity awards outside of the 2004 Plan to Kenneth E. Compton when he became the Company’s President and Chief Executive Officer: (i) 250,000 restricted shares of common stock pursuant to a Restricted Stock Agreement: and (ii) stock options to purchase 700,000 shares of common stock at an exercise price of $12.11 per share under a Nonqualified Stock Option Agreement. Upon Mr. Compton’s retirement as President and Chief Executive Officer on February 28, 2011: (i) the Company accelerated vesting with respect to 93,750 restricted shares of common stock, representing the unvested portion of Mr. Compton’s 2005 award of 250,000 restricted shares; and (ii) Mr. Compton forfeited all other unvested equity awards, including unvested options to purchase 262,500 shares of common stock out of Mr. Compton’s 2005 award of options to purchase 700,000 shares.

Restricted stock grants under the 2004 Plan generally vest in equal annual installments over three to five years from the date of grant. Stock option grants under the 2004 Plan are generally exercisable in equal annual installments over three to five years from the date of grant and generally expire ten years after the date of grant.

The Company has not issued any stock options since the first quarter of 2009. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the dates of grant, as determined pursuant to the 2004 Plan. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option pricing model using the following assumptions:

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

The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2011 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,523,172	1,304,665
Range of exercise prices	$1.14 - 14.70	$1.14 - 14.70
Weighted average exercise price	$9.97	$10.89
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	2.70	2.65

A summary of the Company’s restricted stock activity for the six months ended June 30, 2011 and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2010	1,039,151	$4.62
Granted	579,536	$5.76
Vested	(345,312)	$5.24
Forfeited	(376,137)	$4.89
Nonvested at June 30, 2011	897,238	$5.00

The total grant date fair value of restricted shares vested during the six months ended June 30, 2010 and 2011 was approximately $0.2 million and $1.8 million, respectively. The total fair market value of these shares on the dates vested was approximately $0.7 million and $2 million, for the six months ended June 30, 2010 and 2011, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2010 and 2011 follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Restricted stock	$458	$632	$790	$1,418
Stock options	296	37	594	11
Total stock-based compensation expense	$754	$669	$1,384	$1,429

As of June 30, 2011, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $4.1 million. The weighted average period over which this expense is expected to be recognized is approximately 2.1 years.

8. Transactions with Variable Interest Entities

The Company conducts business in Texas through a wholly-owned subsidiary registered as a Credit Services Organization (“CSO”) under Texas law. In connection with operating as a CSO, the Company entered into a credit services organization agreement (“CSO Agreement”) with an unaffiliated third-party lender in 2007. The agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension of credit. The Company processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from those customers.

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE as defined in ASC 810-30. Therefore, the Company has not consolidated the lender as of and for the three and six months ended June 30, 2010 and 2011.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of June 30, 2010 and 2011, the third-party lender’s outstanding cash advances and interest receivable, which were not recorded on the Company’s balance sheet, totaled approximately $17.8 million and $18.6 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these cash advances were to become uncollectible, the Company would also be required to pay the third-party lender all related non-sufficient funds (“NSF”) fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender cash advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at June 30, 2010 and 2011 was approximately $4 million and $4.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

Effective July 31, 2010, Tony S. Colletti, a member of the Company’s Board of Directors, entered into an agreement with the Community Financial Services Association of America (“CFSA”), an industry trade group composed of the Company and more than 100 other companies engaged in the cash advance services industry, to provide consulting and advisory services on regulatory initiatives. Under the consulting agreement, the CFSA paid Mr. Colletti approximately $235,000 between July 31, 2010 and December 31, 2010. The Company has paid approximately $257,938 and $245,784 of membership dues and other funds to the CFSA for the three months ended June 30, 2010 and 2011,  and approximately $530,851 and $503,740 for the six months ended June 30, 2010 and 2011, respectively, all of which are included in general and administrative expenses. In addition, Kenneth E. Compton, a member of the Company’s Board of Directors and its former President and Chief Executive Officer, served as a member of the CFSA’s Board of Directors.

Included in general and administrative expenses are expenses with related parties, relating primarily to CFSA, legal expenses, aircraft operating expenses, and operating leases for office space, of approximately $449,390 and $399,461 for the three months ended June 30, 2010 and 2011, and approximately $900,614 and $753,441 for the six months ended June 30, 2010 and 2011, respectively.

Under a time-share arrangement, the Company’s former Chairman has used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman. Included in accounts receivable at June 30, 2011 is a $4,000 net receivable related to this arrangement. Pursuant to this time-share arrangement, the Company entered into a Time Sharing Agreement on August 5, 2010, with Johnson Management, LLC, a limited liability company that is owned by the Company’s former Chairman, who is also the beneficial owner of more than five percent of the Company’s common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to-month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil and lubricants used on the flight. The Company intends to use the aircraft for business purposes when the Company-owned aircraft is unavailable.

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

The brother of the Company’s former Chairman is a partner of a law firm that provides the Company with certain routine legal services. During the three months ended June 30, 2010 and 2011, the Company incurred costs and expenses of approximately $16,000 and $14,245, respectively, and approximately $27,000 and $39,492 for the six months ended June 30, 2010 and 2011, respectively, for those services.

The Company incurred costs and expenses of approximately $241,000 and $10,000 for the six months ended June 30, 2010 and 2011, respectively, for the advancement of expenses incurred by certain of the Company’s current and former officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the U.S. Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities. Total costs for the Company, net of any insurance reimbursements, incurred in connection with this matter are approximately $1.1 million as of June 30, 2011. These costs were incurred by the Company pursuant to indemnification agreements that require the Company to advance expenses to, and may require the Company to indemnify its current and former officers and directors for, damages incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells Notice” issued by the SEC to the Company’s former Chief Executive Officer in July 2009. On May 26, 2011, the SEC informed the Company’s former Chief Executive Officer that the SEC did not intend to take any further action pursuant to the Wells Notice. The Company considers this matter closed and does not expect any additional costs to be incurred pursuant to this matter.

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

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at June 30, 2011.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.50%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.50% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.50% to 3.25% based upon the Company’s total leverage ratio. As of June 30, 2011, the applicable margin for the prime-based rate was 1.50% and the applicable margin for the LIBOR-based rate was 2.50%.

As of June 30, 2011, the Company had $80.9 million outstanding on the revolving portion of the credit facility and $6.5 million of standby letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2010 and June 30, 2011.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $4.1 million and $3.9 million at December 31, 2010 and June 30, 2011, respectively. The mortgage loan is payable to an insurance company and is collateralized by the corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of the Company’s corporate headquarters (land, land improvements and building) was approximately $4.4 million and $4.3 million at December 31, 2010 and June 30, 2011, respectively.

The fair market value of the Company’s long-term debt is estimated using a discounted cash flow analysis and was approximately $4.9 million at December 31, 2010 and $4.3 million at June 30, 2011.

11.  Income Taxes

The effective income tax rate as a percentage of income before income taxes was 46.4% and 45.7% for the three months ended June 30, 2010 and 2011, respectively. The effective income tax rate as a percentage of income before income taxes was 44.6% and 44% for the six months ended June 30, 2010 and 2011, respectively.

The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2010 and June 30, 2011, the Company had $0.9 million and zero of total gross unrecognized tax benefits including interest, respectively. The decrease in the total gross unrecognized tax benefit including interest during the six months ending June 30, 2011, is primarily attributable to the release of reserves related to the settlement of an income tax examination with a state taxing authority for the years 2004 through 2008. On April 15, 2011, the Company entered into an agreement with the state taxing authority which settled all issues related to the tax years 2004 through 2008. The settlement resulted in the Company recognizing a net tax benefit of $183,000.

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

12. Subsequent Events

On July 27, 2011, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on September 2, 2011 to shareholders of record on August 23, 2011.

As reported in a Current Report on Form 8-K filed with the SEC on August 8, 2011, the Company and its wholly owned subsidiary, AAFA Acquisition, Inc., entered into an Asset Purchase Agreement (the “Agreement”) on August 5, 2011 with CompuCredit Holdings Corporation (“CompuCredit”) and certain of its subsidiaries (collectively, the “Sellers”).  Under the terms of the Agreement, the Company has agreed to purchase substantially all of the assets and assume certain contractual obligations of the Sellers’ retail storefront consumer finance business, consisting of approximately 300 centers located in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee, and Wisconsin. The purchase price is approximately $45.6 million, subject to certain adjustments.  The Agreement may be terminated upon the occurrence of certain events, including if the required regulatory approvals and closing conditions have not been satisfied or waived within 120 days of the date of the Agreement.  There can be no assurances that the closing conditions will be met or waived, or that the acquisition will close as expected.  The parties made customary representations and warranties to each other and, subject to the limitations and conditions set forth in the Agreement, have agreed to indemnify each other against specified losses.

The foregoing summary of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, which is listed as Exhibit 2.1 to this Quarterly Report and is incorporated herein in its entirety by reference.

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

Overview

Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers typically provide short-term, unsecured cash advances that are due on the customers’ next payday. As of June 30, 2011, we operated 2,299 centers in 29 states in the United States, 25 centers in the United Kingdom and 18 centers in Canada, and had 55 limited licensees in the United Kingdom.

Our industry has been significantly affected by increasing regulatory challenges. Legislative and regulatory changes that negatively impact cash advance services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers’ use of our products and services, could materially and adversely affect our business. We are very active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America (“CFSA”), which is an industry trade group composed of our Company and more than 100 other companies engaged in the cash advance services industry.

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

After the documents presented by the customer have been reviewed for completeness and accuracy and copied for record-keeping purposes, and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House (“ACH”) authorization, which enables electronic payment from the customer’s account, to cover the amount of the cash advance plus charges for applicable fees and/or interest and/or the balance due under the agreement, and makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance plus the applicable charges. However, in some states, customers are not required to provide us with a personal check or ACH authorization, and payment cycles may vary depending upon state law and type of service. At the specified due date, the customer is required to make the applicable payment, usually payment in full of the cash advance plus fees and interest if applicable. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued, unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

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

Other Products

We may offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check-cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards, money orders, money transmission, and bill payment services. Our Advance America branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of Thrift Supervision. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank’s revenue from purchases and subsequent cardholder activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and purchases. We also sell money orders, and provide money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made at our centers.

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

Payment Plans

In most states, a customer may qualify for an extended payment plan (“Payment Plan”). Generally, the terms of our Payment Plans conform to the CFSA Best Practices for extended payment plans. Certain states have specified their own terms and eligibility requirements for Payment Plans. Typically, a customer may enter into a Payment Plan for no additional fee once every twelve months and the Payment Plan will call for scheduled payments that coincide with the customer’s next four paydays. In some states, a customer may enter into a Payment Plan more frequently. We do not engage in collection efforts while a customer is enrolled in a Payment Plan. If a customer misses a scheduled payment under a Payment Plan, we may resume our normal collection procedures. We do not offer a Payment Plan for installment loans and we did not offer a payment plan for our line of credit product. The third-party lender in Texas does not offer a Payment Plan for advances to its customers. The third-party internet lenders offer Payment Plans as required by state law.

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

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or ACH debit clears. For the year ended December 31, 2010, and the six months ended June 30, 2011, we deposited customer checks or presented an ACH authorization for approximately 6.5% and 6.7%, respectively, of all customer checks we received and approximately 36.3% and 36.8%, respectively, of these deposited customer checks or presented ACH’s cleared.  If the customer’s check or ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone or in person to obtain payment or a promise to pay and attempting to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Number of centers open at end of period	2,476	2,342	2,476	2,342
Number of customers served—all credit products (thousands)	738	766	933	956
Number of cash advances originated (thousands) (1)	2,413	2,464	4,699	4,751
Aggregate principal amount of cash advances originated (thousands) (1)	$888,266	$914,320	$1,727,254	$1,767,634
Average amount of each cash advance originated (1)	$368	$371	$368	$372
Average charge to customers for providing and processing a cash advance (1)	$55	$54	$55	$55
Average duration of a cash advance (days) (1)(2)	18.0	18.2	18.0	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	12	1	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$4,078	$226	$4,553	$495
Average principal amount on each line of credit outstanding during the period (3)	$273	$131	$282	$167
Number of installment loans originated (thousands) (4)	9	14	17	31
Aggregate principal amount of installment loans originated (thousands) (4)	$4,506	$5,526	$7,879	$13,128
Average principal amount of each installment loan originated (4)	$475	$404	$474	$424

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

The provision for doubtful accounts increased from 17.7% of revenues, or $25.1 million, and 13.2% of revenues, or $37.8 million, for the three and six months ended June 30, 2010, respectively, to 19.4% of revenues, or $27.2 million, and 14.4% of revenues, or $41 million, for the same periods in 2011.  We received proceeds from the sale of previously written-off receivables in the amount of $0.1 million and $0.7 million for the three and six months ended June 30, 2010, respectively, compared to no proceeds for the three and six months ended June 30, 2011, respectively.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 46.4% and 45.7% for the three months ended June 30, 2010 and 2011, respectively. The effective income tax rate as a percentage of income before income taxes was 44.6% and 44% for the six months ended June 30, 2010 and 2011, respectively.

Changes in Legislation

During the last several years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the CFPB, which will have authority to regulate companies that provide consumer financial services.

At the state level, a number of state legislatures have adopted legislation that has caused us to modify operations and, in some cases, close all operations. For example, in Virginia, a 2009 law prompted us to change our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling and additional legislation limited our ability to offer and service the open-ended line of credit product in Virginia. As a result, we discontinued originations of new lines of credit and draws on existing lines of credit and we have consolidated a number of our centers in Virginia. We may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable. In the State of Washington, on January 1, 2010, a new law placed a number of restrictions on our cash advance product, including limiting the number of cash advances a customer may take in any one year to eight. As a result, our revenues and profits in Washington have been significantly reduced. If we are unable to operate profitably in Washington, we may cease operating in that state. Furthermore, legislation permitting cash advances in Arizona expired on July 2, 2010, and as a result, we ceased operating in Arizona. New laws in each of South Carolina, Kentucky, and Wisconsin implement a statewide database to monitor the number and/or dollar amount of advances made to customers. In Colorado, new legislation enacted in August 2010 permits a multiple installment loan that we expect will significantly lower our revenues and profits in Colorado. The Mississippi legislature passed legislation during the first quarter of 2011 which will become effective on January 1, 2012, will modify certain aspects of our cash advance product in that state and extend the statute’s sunset provision through 2016.

We regularly refine and modify our cash advance services and develop new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuation of operations, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services, if any.

Operations in Ohio

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers that would have a negative impact on our operations in Ohio.  This rule was scheduled to become effective by May 1, 2010, but enforcement of the rule has been enjoined by the Court of Common Pleas of Franklin County, Ohio (the “Injunction”).  For the purposed of establishing a clear rule of law pertaining to these matters, certain parties, including us, have agreed that any appeal of the underlying litigation which established this Injunction should be consolidated with any appeal of the outcome of a certain enforcement action between the State of Ohio and an unrelated third-party wherein the same issues of law are present (the “Enforcement Action”).  On July 19, 2011, the Court of Common Pleas of Franklin County, Ohio, determined that the alleged violations in the Enforcement Action were legal under Ohio law.  When this decision becomes final, the State of Ohio will have 30 days to appeal the Injunction and the outcome of the Enforcement Action to the Franklin County Court of Appeals.

For the three months ended June 30, 2010 and 2011, 7.2% and 8.6%, respectively, of our total revenues were generated from our operations in Ohio. For the six months ended June 30, 2010 and 2011, 7.1% and 8.5%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$10,135	$12,114	$20,202	$24,170
Total center expenses	7,776	9,163	15,184	17,605
Center gross profit (loss)	$2,359	$2,951	$5,018	$6,565

Operations in Virginia

A Virginia law that went into effect in January 2009 substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders.  We continue to offer cash advances in Virginia in conformity with the new regulations. Between November 2008 and February 2010 we also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited our ability to offer the open-ended lines of credit effective March 1, 2010. As a result, we ceased offering new open-ended lines of credit in February 2010 and continued to service existing lines of credit. Because of additional legislation that was passed in 2010, we stopped providing new draws on existing lines of credit on September 30, 2010.

The elimination of the open-ended line of credit product may cause us to close or consolidate some or all of our centers in Virginia. If we close all of our remaining centers in Virginia, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $6.2 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of June 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Virginia was approximately $9 million. We do not believe the cessation of operations in Virginia would result in an impairment of goodwill.

For the three months ended June 30, 2010 and 2011, 4.5% and 3.1%, respectively, of our total revenues were generated from our operations in Virginia. For the six months ended June 30, 2010 and 2011, 4.7% and 3.1%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$6,378	$4,298	$13,459	$8,910
Total center expenses	4,707	3,634	10,758	6,455
Center gross profit (loss)	$1,671	$664	$2,701	$2,455

Operations in Washington

A law became effective in the State of Washington on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. As a result, our revenue and profitability in Washington has decreased.

In 2010, we closed 45 centers in Washington. During the second quarter of 2011 we decided to close an additional 32 centers in Washington, two of which were closed in the second quarter of 2011. The estimated costs associated with these closures is approximately $0.7 million. Of that amount, approximately $0.3 million has been recognized during the second quarter.

If we close all of our remaining centers in Washington, excluding closures and planned closures previously noted, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.3 million to $1.1 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of June 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $4.5 million. We do not believe the cessation of operations in Washington would result in an impairment of goodwill.

For the three months ended June 30, 2010 and 2011, 1.1% and 1%, respectively, of our total revenues were generated from our operations in Washington. For the six months ended June 30, 2010 and 2011, 1.3% and 1%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$1,584	$1,448	$3,792	$2,728
Total center expenses	3,393	2,252	7,004	3,854
Center gross profit (loss)	$(1,809)	$(804)	$(3,212)	$(1,126)

Operations in South Carolina

A law in South Carolina became effective January 1, 2010 that, among other things, prohibits consumers from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has negatively affected our revenue and profitability in South Carolina, we currently believe operations will remain economically viable.

For the three months ended June 30, 2010 and 2011, 3.4% and 4%, respectively, of our total revenues were generated from our operations in South Carolina. For the six months ended June 30, 2010 and 2011, 3.8% and 3.8%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$4,818	$5,577	$10,783	$10,928
Total center expenses	5,118	4,568	9,773	8,710
Center gross profit (loss)	$(300)	$1,009	$1,010	$2,218

Operations in Kentucky

A law in Kentucky became effective on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of advances made to customers within that state. Although this law has negatively affected our revenue and profitability in Kentucky, we currently believe operations will remain economically viable.

For the three months ended June 30, 2010 and 2011, 0.9% and 1%, respectively, of our total revenues were generated from our operations in Kentucky. For the six months ended June 30, 2010 and 2011, 1.2% and 1% respectively, of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$1,337	$1,412	$3,324	$2,861
Total center expenses	1,600	1,343	3,040	2,532
Center gross profit (loss)	$(263)	$69	$284	$329

Operations in Colorado

A new law in Colorado became effective on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and revises permitted finance, interest, and other charges. This law has negatively affected our revenue and profitability in Colorado.

On December 29, 2010, unrelated third-parties filed a lawsuit in the Denver District Court challenging certain refund rules established by the Administrator of the Colorado Uniform Consumer Credit Code.  These rules require a pro-rata refund of origination fees and sought retroactive application even though previously enacted rules did not require such refunds.  On July 22, 2011, the District Court ruled that the Administrator’s rules were enforceable and applicable beginning on September 1, 2010.  We have been paying refunds in accordance with the Administrator’s rules since November 29, 2010, and expect to pay approximately $161,000 for refunds which accrued during the time period from September 1, 2010 through November 29, 2010.

If we close all of our remaining centers in Colorado, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.7 million to $1.9 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of June 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.5 million. We do not believe the cessation of operations in Colorado would result in an impairment of goodwill.

For the three months ended June 30, 2010 and 2011, 2.2% and 1.1%, respectively, of our total revenues were generated from our operations in Colorado. For the six months ended June 30, 2010 and 2011, 2.1% and 1.2%, respectively, of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$3,044	$1,587	$6,120	$3,445
Total center expenses	2,957	1,797	5,462	3,438
Center gross profit (loss)	$87	$(210)	$658	$7

Operations in Illinois

A new law in Illinois became effective on March 21, 2011, that changed the terms of the installment loan product currently offered and negatively affects the profitability of this product. However, the new law created a longer term product with multiple installments and applicable fees, and we began offering products in conformance with the new legislation. Although we expect this law to have a negative effect on our revenue and profitability in Illinois, we currently believe operations will remain economically viable.

For the three months ended June 30, 2010 and 2011, 2.5% and 1.6%, respectively, of our total revenues were generated from our operations in Illinois. For the six months ended June 30, 2010 and 2011, 2.5% and 2.1%, respectively, of our total revenues were generated from our operations in Illinois. The following is a summary of financial information for our operations in Illinois for those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$3,512	$2,298	$7,093	$5,963
Total center expenses	2.380	2,335	4,729	4,547
Center gross profit (loss)	$1,132	$(37)	$2,364	$1,416

Operations in Wisconsin

A new law in Wisconsin became effective on January 1, 2011, that limits the total dollar amount of cash advances a customer may have outstanding, and implements a statewide database to monitor the number of cash advances. Although we expect this law to have a negative effect on our revenue and profitability in Wisconsin, we currently believe operations will remain economically viable.

For the three months ended June 30, 2010 and 2011, 1.8% and 0.8%, respectively, of our total revenues were generated from our operations in Wisconsin. For the six months ended June 30, 2010 and 2011, 1.8% and 0.8%, respectively, of our total revenues were generated from our operations in Wisconsin. The following is a summary of financial information for our operations in Wisconsin for those periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$2,484	$1,056	$5,113	$2,220
Total center expenses	2,275	1,996	4,528	3,751
Center gross profit (loss)	$209	$(940)	$585	$(1,531)

Closing of Operations in Certain States

Closing of Operations in Arizona. An existing law permitting cash advances in Arizona expired June 30, 2010. We ceased operations in our remaining 47 centers in Arizona during the third quarter of 2010. The cessation of our Arizona operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in Arizona for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total revenues	$3,226	$3	$6,933	$8
Total center expenses	2,260	(1)	4,448	(34)
Center gross profit (loss)	$966	$4	$2,485	$42

Closing of Operations in Montana. Due to a recent law change in Montana that became effective January 1, 2011, we closed our two centers in Montana during the fourth quarter 2010. The cost of closing these centers was approximately $38,000.

Closing of Operations in North Dakota. We closed our two centers in North Dakota during the second quarter of 2011. The cost associated with the closing of these centers was approximately $29,000.

Centers

   The following table illustrates the composition of our center network at December 31, 2010 and June 30, 2011:

State	December 31, 2010	June 30, 2011
Alabama	139	138
California	278	276
Colorado (1)	31	31
Delaware	14	14
Florida	241	244
Idaho	6	6
Illinois	62	62
Indiana	95	94
Iowa	34	36
Kansas	53	53
Kentucky	44	43
Louisiana	82	82
Michigan	153	152
Mississippi	61	60
Missouri	83	83
Nebraska	20	20
Nevada	11	11
North Dakota (2)	2	—
Ohio (3)	174	174
Oklahoma	67	67
Rhode Island	20	20
South Carolina	129	123
South Dakota	11	11
Tennessee	61	61
Texas	244	242
Utah	3	3
Virginia (4)	82	82
Washington (5)	46	44
Wisconsin	56	56
Wyoming	11	11
Total United States	2,313	2,299
Canada	18	18
United Kingdom	21	25
Total	2,352	2,342

(1)          We closed or consolidated 31 centers in Colorado during 2010.

(2)          We closed the remaining two centers in North Dakota in April 2011.

(3)          We closed or consolidated seven centers in Ohio during 2010.

(4)          We closed or consolidated 57 centers in Virginia during 2010.

(5)          We closed or consolidated 45 centers in Washington during 2010 and two centers in April 2011.

New centers

We opened seven and five new centers during the three months ended June 30, 2010 and 2011, respectively. We opened seven and ten new centers during the six months ended June 30, 2010 and 2011, respectively.

Closed centers

We closed 26 and ten centers during the three months ended June 30, 2010 and 2011, respectively. We closed 118 and 20 centers during the six months ended June 30, 2010 and 2011, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $1.4 million and $0.3 million for the three months ended June 30, 2010 and 2011, respectively. We recorded expenses related to center closures and scheduled center closings of approximately

$3.2 million and $0.5 million in the six months ended June 30, 2010 and 2011, respectively. The costs are included in the income statements for the three and six months ended June 30, 2010 and 2011, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2011	2010	2011

Center salaries and related payroll costs	$34	$42	$211	$67
Occupancy and other center expenses	569	222	2,006	362
(Gain)/loss on disposal of property and equipment	153	37	279	43
Loss on impairment of assets	654	37	654	37
	$1,410	$338	$3,150	$509

Seasonality

Our business is seasonal due to the impact of fluctuating demand for cash advances and fluctuating collection rates throughout the year. Demand has historically been highest in the third and fourth quarters of each year, corresponding to the back-to-school and holiday seasons and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. Our provision for doubtful accounts as a percentage of revenues and allowance for doubtful accounts and related advances and fees receivable outstanding, are historically lowest in the first quarter of each year, corresponding to customers’ receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year.

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

The provision for doubtful accounts increased from 17.7% of revenues, or $25.1 million, and 13.2% of revenues, or $37.8 million, for the three and six months ending June 30, 2010, respectively, to 19.4% of revenues, or $27.2 million, and 14.4% of revenues, or $41 million, for the same periods in 2011.

During the three and six months ended June 30, 2010, we also received proceeds from the sale of receivables in the amount of $0.1 million and $0.7 million respectively, compared to no proceeds for the three and six months ended June 30, 2011, respectively.

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

Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer’s check was returned, the ACH authorization was rejected by the customer’s bank, or the default date, unless the customer has paid at least 15% of the total of his or her cash advance plus all applicable fees, or 15% of the outstanding balance and related interest and fees at time of default for our line of credit and installment loan products. Unpaid cash advances or cash advances of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

Our business experiences cyclicality in receivable balances from both the time of year and the day of the week. Fluctuations in receivable balances result in a corresponding impact on the allowance for doubtful accounts, accrual for third-party lender losses, and provision for doubtful accounts.

Our receivables and allowance for doubtful accounts are traditionally lower at the end of the first quarter, corresponding to tax refund season, and reach their highest level during the last week of December.

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The second quarter of 2010 began on a Thursday and ended on a Wednesday. The second quarter of 2011 began on a Friday and ended on a Thursday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of June 30, 2011, if the estimated loss rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.4 million.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5 million. As of June 30, 2011, the carrying value of goodwill was $127.1 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill—Subsequent Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. A reporting unit is an operating segment, or under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units consist of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $5 million of goodwill in its United Kingdom operations. As of June 30, 2011, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow, an impairment charge related to its goodwill is possible.

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

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2010 and June 30, 2011 financial statements include an accrual of approximately $5.6 million and $5.3 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of June 30, 2011, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $4.1 million. The weighted average period over which this expense is expected to be recognized is approximately 2.1 years. See “Item 1. Financial Statements — Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

The following tables set forth our results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$141,357	100.0%	$140,691	100.0%	$(666)	(0.5)%
Center Expenses:
Salaries and related payroll costs	44,119	31.2%	43,911	31.2%	208	0.5%
Provision for doubtful accounts	25,058	17.7%	27,226	19.4%	(2,168)	(8.7)%
Occupancy costs	21,993	15.6%	20,155	14.3%	1,838	8.4%
Center depreciation expense	2,559	1.8%	2,048	1.5%	511	20.0%
Advertising expense	6,567	4.6%	5,926	4.2%	641	9.8%
Other center expenses	9,937	7.0%	9,355	6.6%	582	5.9%
Total center expenses	110,233	77.9%	108,621	77.2%	1,612	1.5%
Center gross profit	31,124	22.1%	32,070	22.8%	946	3.0%
Corporate and Other Expenses (Income):
General and administrative expenses	16,623	11.8%	14,542	10.3%	2,081	12.5%
Legal settlements	2,350	1.7%	—	—%	2,350	100.0%

Corporate depreciation and amortization expense	701	0.5%	599	0.4%	102	14.6%
Interest expense	1,097	0.8%	1,043	0.7%	54	4.9%
Interest income	(5)	—%	(22)	—%	17	340.0%
(Gain)/loss on disposal of property and equipment	152	0.1%	37	—%	115	75.7%
Loss on impairment of assets	654	0.5%	37	—%	617	94.3%
Total corporate and other expenses	21,572	15.4%	16,236	11.4%	5,336	24.7%
Income before income taxes	9,552	6.7%	15,834	11.4%	6,282	65.8%

Income tax expense	4,430	3.1%	7,234	5.1%	(2,804)	(63.3)%
Net income	$5,122	3.6%	$8,600	6.3%	$3,478	67.9%

	Three Months Ended June 30,
	2010	2011
Center Information:
Number of centers open at beginning of period	2,495	2,347
Opened	7	5
Closed	(26)	(10)
Number of centers open at end of period	2,476	2,342
Weighted average number of centers open during the period	2,480	2,342
Number of customers served—all credit products (thousands)	738	766
Number of cash advances originated (thousands) (1)	2,413	2,464
Aggregate principal amount of cash advances originated (thousands) (1)	$888,266	$914,320
Average amount of each cash advance originated (1)	$368	$371
Average charge to customers for providing and processing a cash advance (1)	$55	$54
Average duration of a cash advance (days) (1)(2)	18.0	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$4,078	$226
Average principal amount on each line of credit outstanding during the period (3)	$273	$131
Number of installment loans originated (thousands) (4)	9	14
Aggregate principal amount of installment loans originated (thousands) (4)	$4,506	$5,526
Average principal amount of each installment loan originated (4)	$475	$404

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

(4)                                The installment loan activity reflects loans we originated in Illinois and Colorado.

	Three Months Ended June 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$57.0	100.0%	$60.1	100.0%	$3.1	5.4%
Center expenses:
Salaries and related payroll costs	17.8	31.2%	18.7	31.2%	(0.9)	(5.1)%
Provision for doubtful accounts	10.1	17.7%	11.6	19.4%	(1.5)	(14.9)%

Occupancy costs	8.9	15.6%	8.6	14.3%	0.3	3.4%
Center depreciation expense	1.0	1.8%	0.9	1.5%	0.1	10.0%
Advertising expense	2.6	4.6%	2.5	4.2%	0.1	3.8%
Other center expenses	4.0	7.0%	4.0	6.6%	—	—%
Total center expenses	44.4	77.9%	46.3	77.2%	(1.9)	(4.3)%
Center gross profit	$12.6	22.1%	$13.8	22.8%	$1.2	9.5%

Revenue Analysis

Total revenues decreased approximately $0.7 million during the three months ended June 30, 2011 compared to the same period in 2010. Total revenues for the 2,308 centers opened prior to April 1, 2010 and still open as of June 30, 2011 increased $5.2 million, from $134.5 million for the three months ended June 30, 2010 to $139.7 million for the same period in 2011. Excluding revenues from Virginia, Washington, Illinois, Wisconsin, and Colorado for the three months ended June 30, 2011, total revenues for our centers opened prior to April 1, 2010 and still open as of June 30, 2011 increased 8% compared to the same period in 2010. Centers opened prior to April 1, 2010 were at least three months and fifteen months old as of June 30, 2010 and 2011, respectively.

Total revenues for the 34 centers opened after April 1, 2010 and still open as of June 30, 2011 increased $0.8 million, from zero for the three months ended June 30, 2010 to $0.8 million for the same period in 2011. Total revenues for the 279 centers that closed represented a decrease of approximately $6.7 million for the three months ended June 30, 2011 compared to the same period in 2010.

Center Expense Analysis

Salaries and related payroll costs. The decrease of $0.2 million, or 0.5%, in salaries and related payroll costs for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a reduction in the number of centers open during the three months ended June 30, 2011 as compared to June 30, 2010. This was partially offset by an increase in bonus expense of approximately $1.2 million during the three months ended June 30, 2011, as compared to the same period in 2010. In addition, the average number of full-time equivalent field employees increased to 2.03 during the three months ended June 30, 2011 as compared to 1.98 in the same period in 2010. This increase is primarily due to center staffing adjustments in response to consolidating centers.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased from 17.7% of revenues, or $25.1 million, for the three months ended June 30, 2010, to 19.4% of revenues, or $27.2 million, for the same period in 2011. The increase in the provision for the three months ended June 30, 2011, as compared to 2010, was primarily affected by higher losses experienced by our operations in the United Kingdom, and the composition and amount of the seasonal increase in receivables as compared to the prior year.

Occupancy costs.  The decrease of approximately $1.8 million, or 8.4%, in occupancy costs for the three months ended June 30, 2011 compared to the same period in 2010 was due primarily to the decrease in the number of centers open during the three months ended June 30, 2011 as compared to June 30, 2010.

Advertising expense.  The decrease of approximately $0.6 million, or 9.8%, in advertising expense for the three months ended June 30, 2011 compared to the same period in 2010 was due primarily to a decrease in media and online spending. Also, there were marketing spends in 2010 to support several law changes, which were not incurred in 2011.

Other center expenses.  The decrease of approximately $0.6 million, or 5.9%, in other center expenses for the three months ended June 30, 2011 compared to the same period in 2010 was due primarily to a decrease in center relocation and closing costs during the three months ended June 30, 2011 as compared to June 30, 2010.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease of approximately $2.1 million, or 12.5%, for the three months ended June 30, 2011 compared to the same period in 2010 was due primarily to:

•                  a decrease in legal fees of approximately $1.6 million;

•                  a decrease in other professional fees of approximately $0.6 million; and

•                  a decrease in salaries, benefits and contract labor of approximately $0.2 million.

These decreases were partially offset by:

•                  an increase in the UK subsidiary’s expenses of approximately $0.3 million.

Legal Settlements. The decrease in legal settlements for the three months ended June 30, 2011 of approximately $2.4 million relates to two lawsuits settled in 2010.

(Gain)/loss on disposal of property and equipment and loss on impairment of assets.  The decrease of approximately $0.7 million in these expenses for the three months ended June 30, 2011 is primarily due to the decrease in the number of centers closed during the three months ended June 30, 2011 as compared to June 30, 2010.

Interest expense.  The decrease of approximately $0.1 million, or 4.9%, in interest expense for the three months ended June 30, 2011, as compared to the same period in 2010 was primarily due to a decrease in the average outstanding balance of variable interest debt.

Income Tax Expense.  The increase in income tax expense of approximately $2.8 million for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an increase in pre-tax income for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011

The following tables set forth our results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$285,755	100.0%	$284,756	100.0%	$(999)	(0.3)%
Center Expenses:
Salaries and related payroll costs	91,704	32.1%	90,239	31.7%	1,465	1.6%
Provision for doubtful accounts	37,792	13.2%	41,049	14.4%	(3,257)	(8.6)%
Occupancy costs	45,464	15.9%	40,765	14.3%	4,699	10.3%
Center depreciation expense	5,256	1.8%	4,158	1.5%	1,098	20.9%
Advertising expense	10,202	3.6%	9,147	3.2%	1,055	10.3%
Other center expenses	21,448	7.5%	18,976	6.7%	2,472	11.5%
Total center expenses	211,866	74.1%	204,334	71.8%	7,532	3.6%
Center gross profit	73,889	25.9%	80,422	28.2%	6,533	8.8%
Corporate and Other Expenses (Income):
General and administrative expenses	33,264	11.7%	29,607	10.4%	3,657	11.0%
Legal settlements	2,388	0.8%	—	—%	2,388	100.0%
Corporate depreciation and amortization expense	1,391	0.5%	1,218	0.4%	173	12.4%
Interest expense	2,274	0.8%	2,092	0.7%	182	8.0%
Interest income	(18)	—%	(28)	—%	10	55.6%
(Gain)/loss on disposal of property and equipment	320	0.1%	43	—%	277	86.6%
Loss on impairment of assets	654	0.2%	37	—%	617	94.3%
Total corporate and other expenses	40,273	14.1%	32,969	11.5%	7,304	18.1%
Income before income taxes	33,616	11.8%	47,453	16.7%	13,837	41.2%
Income tax expense	15,007	5.3%	20,892	7.3%	(5,885)	(39.2)%
Net income	$18,609	6.5%	$26,561	9.4%	$7,952	42.7%

	Six Months Ended June 30,
	2010	2011
Center Information:
Number of centers open at beginning of period	2,587	2,352
Opened	7	10
Closed	(118)	(20)
Number of centers open at end of period	2,476	2,342
Weighted average number of centers open during the period	2,513	2,348
Number of customers served—all credit products (thousands)	933	956
Number of cash advances originated (thousands) (1)	4,699	4,751
Aggregate principal amount of cash advances originated (thousands) (1)	$1,727,254	$1,767,634
Average amount of each cash advance originated (1)	$368	$372
Average charge to customers for providing and processing a cash advance (1)	$55	$55
Average duration of a cash advance (days) (1)(2)	18.0	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$4,553	$495
Average principal amount on each line of credit outstanding during the period (3)	$282	$167
Number of installment loans originated (thousands) (4)	17	31
Aggregate principal amount of installment loans originated (thousands) (4)	$7,879	$13,128
Average principal amount of each installment loan originated (4)	$474	$424

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

(4)                                 The installment loan activity reflects loans we originated in Illinois and Colorado.

	Six Months Ended June 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$113.7	100.0%	$121.3	100.0%	$7.6	6.7%
Center expenses:
Salaries and related payroll costs	36.5	32.1%	38.4	31.7%	(1.9)	(5.2)%
Provision for doubtful accounts	15.0	13.2%	17.5	14.4%	(2.5)	(16.7)%
Occupancy costs	18.1	15.9%	17.4	14.3%	0.7	3.9%
Center depreciation expense	2.1	1.8%	1.8	1.5%	0.3	14.3%
Advertising expense	4.1	3.6%	3.9	3.2%	0.2	4.9%
Other center expenses	8.5	7.5%	8.1	6.7%	0.4	4.7%
Total center expenses	84.3	74.1%	87.1	71.8%	(2.8)	(3.3)%
Center gross profit	$29.4	25.9%	$34.2	28.2%	$4.8	16.3%

Revenue Analysis

Total revenues decreased approximately $1 million during the six months ended June 30, 2011 compared to the same period in 2010. Total revenues for the 2,308 centers opened prior to January 1, 2010 and still open as of June 30, 2011 increased $13.1 million, from $269.5 million for the six months ended June 30, 2010 to $282.6 million for the same period in 2011. Excluding revenues from Virginia, Washington, Colorado, Illinois, and Wisconsin for the six months ended June 30, 2011, total revenues for our centers opened prior to January 1, 2010 and still open as of June 30, 2011 increased

8.4% compared to the same period in 2010. Centers opened prior to January 1, 2010 were at least six months and eighteen months old as of June 30, 2010 and 2011, respectively.

Total revenues for the 34 centers opened after January 1, 2010 and still open as of June 30, 2011 increased $1.5 million, from zero for the six months ended June 30, 2010 to $1.5 million for the same period in 2011. Total revenues for the 279 centers that closed represented a decrease of approximately $15.6 million for the six months ended June 30, 2011 compared to the same period in 2010.

Center Expense Analysis

Salaries and related payroll costs.  The decrease of $1.5 million, or 1.6%, in salaries and related payroll costs for the six months ended June 30, 2011 was primarily due to a reduction in the number of centers open during the six months ended June 30, 2011 as compared to June 30, 2010. The average number of full-time equivalent field employees increased to 2.05 during the six months ended June 30, 2011 as compared to 2.02 in the same period in 2010. This increase is primarily due to center staffing adjustments in response to consolidating centers.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased from 13.2% of revenues, or $37.8 million, for the six months ended June 30, 2010 to 14.4% of revenues, or $41 million, for the same period in 2011. The increase in the provision for the six months ended June 30, 2011, as compared to the prior year, was primarily affected by higher losses experienced by our operations in the United Kingdom and the absence of any sales of written off receivables during 2011 as compared to 2010. During the six months ended June 30, 2010 and 2011, we received proceeds from the sale of receivables in the amount of approximately $0.7 million and $7,000, respectively.

Occupancy costs.  The decrease of approximately $4.7 million, or 10.3%, in occupancy costs for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to the decrease in the number of centers open during the six months ended June 30, 2011 as compared to June 30, 2010.

Advertising expense.  The decrease of approximately $1.1 million, or 10.3%, in advertising expense for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to a decrease in media and online spending. Also, there were marketing spends in 2010 to support several law changes, which were not incurred in 2011.

Other center expenses.  The decrease of approximately $2.5 million, or 11.5%, in other center expenses for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to a decrease in center relocation and closing costs during the six months ended June 30, 2011 as compared to June 30, 2010.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease of approximately $3.7 million, or 11%, for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to:

•                  a decrease in legal fees of approximately $3 million; and

•                  a decrease in other professional fees of approximately $1.2 million.

These decreases were partially offset by:

•                  an increase in the UK subsidiary’s expenses of approximately $0.5 million.

Legal Settlements. The decrease in legal settlements for the six months ended June 30, 2011 of approximately $2.4 million relates to two lawsuits settled in 2010.

Loss on disposal of property and equipment and loss on impairment of assets.  The decrease of $0.9 million in these expenses for the six months ended June 30, 2011 is primarily due to the decrease in the number of centers closed during the six months ended June 30, 2011 as compared to June 30, 2010.

Interest expense.  The decrease of approximately $0.2 million, or 8%, in interest expense for the six months ended June 30, 2011, as compared to the same period in 2010 was primarily due to a decrease in the average outstanding balance of variable interest debt.

Income Tax Expense.  The increase in income tax expense of approximately $5.9 million for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an increase in pre-tax income for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended June 30, 2010 and 2011 (dollars in thousands):

			Variance Favorable/(Unfavorable)
	2010	2011	Dollars	%
Cash flows provided by (used in):
Operating activities	$41,367	$64,872	$23,505	56.8%
Investing activities	(21,964)	(30,447)	(8,483)	(38.6)%
Financing activities	(43,324)	(41,728)	1,596	3.7%
Effect of exchange rate changes on cash and cash equivalents	(36)	23	59	163.9%
Net decrease in cash and cash equivalents	(23,957)	(7,280)	16,677	69.6%
Cash and cash equivalents, beginning of period	38,189	26,948	(11,241)	(29.4)%
Cash and cash equivalents, end of period	$14,232	$19,668	$5,436	38.2%

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

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our revolving credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons, or any other transaction requiring a capital outlay, such as acquisitions, and legal or regulatory settlements. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net, increased approximately $6.7 million, or 3.5%, to $199.5 million at June 30, 2011 compared to $192.8 million at June 30, 2010.

During the six months ended June 30, 2010 and 2011, we repurchased 51,908 and 156,604 shares of our common stock, respectively, at a cost of approximately $0.3 million and $0.9 million, respectively. All of these shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded.

During the six months ended June 30, 2010 and 2011, 37,432 and 38,258 stock options, respectively, were surrendered at a cost of approximately $0.2 million and $0.2 million, respectively, in a net settlement in order to satisfy the exercise price and withholding obligations associated with stock option exercises.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately 56.8% to $64.9 million for the six months ended June 30, 2011 compared to $41.4 million for the same period in 2010. The increase in operating cash flows was primarily attributable to an increase in net income of approximately $8 million, greater increases and decreases of approximately $12.7 million and $6.3 million in income taxes payable and other current assets, respectively, partially offset by a greater decrease of approximately $5.3 million in accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately 38.6% to $30.4 million for the six months ended June 30, 2011 compared to $22 million for the same period in 2010. The increase was primarily a result of a greater increase in advances receivable of $7.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities decreased approximately 3.7% to $41.7 million for the six months ended June 30, 2011 compared to $43.3 million for the same period in 2010, and included net debt repayments of $31.5 million and $35.2 million, respectively, which were partially offset by an increase in book overdrafts of $1.1 million.

Capital Expenditures

For the six months ended June 30, 2010 and 2011, we incurred costs related to capital expenditures of approximately $2.1 million and $3 million, respectively. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer a fee-based credit services package to assist customers in trying to improve their credit and in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of June 30, 2010 and 2011, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $17.8 million and $18.6 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at June 30, 2010 and 2011 was approximately $4 million and $4.4 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of June 30, 2011, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2011	2012	2013	2014	2015	2016 and thereafter
Long-term debt obligations:
Revolving credit facility	$80,945	$—	$—	$80,945	$—	$—	$—
Mortgage payable	3,861	261	552	594	639	686	1,129
Interest payable on long-term debt obligations	919	137	245	203	158	110	66
Operating lease obligations (1)	111,781	28,301	44,946	26,703	9,118	1,701	1,012

Purchase obligations	6,453	5,072	1,181	171	29	—	—
Total	$203,959	$33,771	$46,924	$108,616	$9,944	$2,497	$2,207

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

As of June 30, 2011, we had approximately $80.9 million outstanding on the revolving portion of our credit facility and approximately $6.5 million of commitments under outstanding letters of credit, leaving approximately $182.6 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of June 30, 2011, the senior leverage covenant restricted that additional availability to approximately $112.6 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.5%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.5% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.5% to 3.25% based upon our total leverage ratio. As of June 30, 2011, the applicable margin for the prime-based rate was 1.5% and the applicable margin for the LIBOR-based rate was 2.5%.

The applicable rate is chosen when we request a draw down under the revolving credit facility and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one, two, three, or six-month terms. In the case of a base rate loan, we must notify the bank on the requested date of any required borrowing and in the case of a LIBOR-based loan, we must notify the bank three business days prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half (3.5) times trailing 12-month EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing 12-month EBITDA as defined in the credit agreement. Our trailing 12-month EBITDA, as defined in the credit agreement, as of June 30, 2011 was approximately $101.9 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.5% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior 12 consecutive months. At June 30, 2011, our charge off ratio was 3.3% and was calculated based on average monthly charge-offs of $9 million and average transaction receivables of $270.9 million. We had charge-offs of $20.4 million during the three months ended June 30, 2011 and could have charged off an additional $37.9 million within the limits of this covenant for the three months ended June 30, 2011. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) the failure to pay monetary judgment’s within 30 days of the due date in excess of $1 million in the aggregate (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at June 30, 2011. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

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

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $4.1 million and $3.9 million at December 31, 2010 and June 30, 2011, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.4 million and $4.3 million at December 31, 2010 and June 30, 2011, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of June 30, 2011, our purchase obligations totaled approximately $6.5 million.

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

•      our ability to satisfy the closing conditions and complete the proposed acquisition of substantially all of the assets of CompuCredit’s retail storefront consumer finance business, as described in “Part II. Item 5. Other Events” of this Quarterly Report;

•      our ability to negotiate accretive acquisitions and integrate the businesses, products, services, operations, technologies and personnel that we have acquired or may acquire in the future;

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

•                  theft and employee errors;

•                  dependence upon key executives, particularly our President and Chief Executive Officer; and

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2010 or June 30, 2011. The weighted average interest rate on our $112 million of variable interest debt as of December 31, 2010 was approximately 3.36%. The weighted average interest rate on our $80.9 million of variable interest debt as of June 30, 2011 was approximately 3.39%.

We had total interest expense of $1.1 million and $1 million for the three months ended June 30, 2010 and 2011, respectively. We had total interest expense of $2.3 million and $2.1 million for the six months ended June 30, 2010 and 2011, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.5 million and $0.4 million for the three months ended June 30, 2010 and 2011, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $1 million and $0.8 million for the six months ended June 30, 2010 and 2011, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2010 or June 30, 2011.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $2.2 million and $1.8 million as of December 31, 2010 and June 30, 2011, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition, future results, and the trading price of our common stock. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock.

Risks Related to Our Business and Industry

If we lose key management or are unable to attract and retain the talent for our business, our business, results of operations, and financial condition could suffer.

Our future success depends to a significant degree upon the members of our senior management, particularly J. Patrick O’Shaughnessy, our President and Chief Executive Officer. Mr. O’Shaughnessy is instrumental in the operation of our business. The loss of Mr. O’Shaughnessy’s services could have a material adverse effect on our business, results of operations, and financial condition. Mr. O’Shaughnessy does not have an employment agreement with us.

Failure to complete our recently announced acquisition of assets could negatively impact our stock price as well as our future business and financial results.

We recently announced that we have agreed to purchase substantially all of the assets and assume certain contractual obligations of CompuCredit Holdings Corporation’s retail storefront consumer finance business for a total consideration of approximately $45.6 million, subject to certain adjustments.  See “Part II. Item 5. Other Events” of this Quarterly Report.  The asset purchase agreement may be terminated upon the occurrence of certain events, including if the required regulatory approvals and closing conditions have not been satisfied or waived within 120 days of the date of the Agreement.  There can be no assurances that the closing conditions will be met or waived, or that the acquisition will close as expected.  If we fail to complete the planned acquisition, our ongoing business may be adversely affected, and we will be subject to a number of risks, including the following:

•      We have incurred and will continue to incur costs relating to the planned acquisition, including significant legal and advisory fees, and these costs are payable by us whether or not the planned acquisition is completed;

•      Matters relating to the planned acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•      We will not realize any of the anticipated benefits of the planned acquisition and our business and financial results, as well as the market price of our stock price, may be materially and adversely affected.

If we fail to integrate businesses and assets that we have acquired or may acquire in the future, we may lose customers and our liquidity, capital resources and profitability and our stock price may be adversely affected.

In addition to the $45.6 million acquisition referred to in the risk factor above, we may evaluate and make additional strategic acquisitions from time to time. Acquisitions often involve a number of special risks, including the following:

•      Negotiation of potential acquisitions and the resulting integration of acquired businesses, products, services, operations, technologies or personnel could divert management’s time and resources from other business concerns;

•      We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies;

•      We may experience difficulties in adapting the acquired accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•      The businesses or assets we acquire may fail to achieve the revenue and earnings we anticipated, causing us to incur additional debt to fund operations and to write down the value of the acquired assets on our financial statements;

•      Due diligence may fail to identify significant issues with the services and products we acquire, including legal contingencies among other matters;

•      Because the companies and assets that we may acquire are subject to extensive regulation by federal and state regulatory bodies, our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for unforeseen liabilities;

•      Acquisitions could include the issuance of dilutive equity securities or cause us to incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for other indefinite-lived intangible asset; and

•      Acquisitions may result in litigation.

Any of these factors could have a material adverse effect on our financial condition, cash flows and operating results and on the market value of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information about our stock repurchases for the three months ended June 30, 2011:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 to April 30	279	$5.24	—	$—
May 1 to May 31	—	—	—	—
June 1 to June 30	—	—	—	—
Total	279	$5.24	—	$—

(1)                                  Based on trade date.

(2)                                  This column reflects 279 shares surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awards.

(3)                                  In July 2008, we completed our stock repurchase program, which was initially adopted on May 4, 2005 and subsequently extended on August 16, 2006 and on February 13, 2008. We did not repurchase any stock during the three months ended June 30, 2011.

ITEM 5. OTHER INFORMATION.

As reported in a Current Report on Form 8-K filed with the SEC on August, 8, 2011, we and our wholly owned subsidiary, AAFA Acquisition, Inc., entered into an Asset Purchase Agreement (the “Agreement”) on August 5, 2011 with CompuCredit Holdings Corporation (“CompuCredit”) and certain of its subsidiaries (collectively, the “Sellers”).  Under the terms of the Agreement, we have agreed to purchase substantially all of the assets and assume certain contractual obligations of the Sellers’ retail storefront consumer finance business, consisting of approximately 300 centers located in Alabama, Colorado, Kentucky, Mississippi, Ohio, Oklahoma, South Carolina, Tennessee and Wisconsin.  The purchase price is approximately $45.6 million, subject to certain adjustments.  The Agreement may be terminated upon the occurrence of certain events, including if the required regulatory approvals and closing conditions have not been satisfied or waived within 120 days of the date of the Agreement.  There can be no assurances that the closing conditions will be met or waived, or that the acquisition will close as expected.  The parties made customary representations and warranties to each other and, subject to the limitations and conditions set forth in the Agreement, have agreed to indemnify each other against specified losses.

The foregoing summary of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, which is listed as Exhibit 2.1 to this Quarterly Report and is incorporated herein in its entirety by reference.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated August 5, 2011, by and among Advance America, Cash Advance Centers, Inc., AAFA Acquisition, Inc., CompuCredit Holdings Corporation, CompuCredit Intellectual Property Holdings Corp. II, Valued Services, LLC, Valued Services of Alabama, LLC, Valued Services of Colorado, LLC, Valued Services of Kentucky, LLC, Valued Services of Oklahoma, LLC, Valued Services of Mississippi, LLC, Valued Services of Tennessee, LLC, Valued Services of Wisconsin, LLC, Valued Services of Ohio, LLC, VS of Ohio, LLC, Valued Services of South Carolina, LLC, and VS of South Carolina, LLC. (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K dated August 5, 2011)

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
101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of Advance America, Cash Advance Centers, Inc., formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements **

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AMERICA, CASH ADVANCE
CENTERS, INC.

August 9, 2011	By:	/s/ JAMES A. OVENDEN

James A. Ovenden
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated August 5, 2011, by and among Advance America, Cash Advance Centers, Inc., AAFA Acquisition, Inc., CompuCredit Holdings Corporation, CompuCredit Intellectual Property Holdings Corp. II, Valued Services, LLC, Valued Services of Alabama, LLC, Valued Services of Colorado, LLC, Valued Services of Kentucky, LLC, Valued Services of Oklahoma, LLC, Valued Services of Mississippi, LLC, Valued Services of Tennessee, LLC, Valued Services of Wisconsin, LLC, Valued Services of Ohio, LLC, VS of Ohio, LLC, Valued Services of South Carolina, LLC, and VS of South Carolina, LLC. (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.’s Current Report on Form 8-K dated August 5, 2011)

31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *
32.1	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). *
32.2	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). *
101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of Advance America, Cash Advance Centers, Inc., formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements **

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.