Form 10-Q
period 2011-09-30
Advance America, Cash Advance Centers, Inc.
filed 2011-11-07
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2011
Common Stock, par value $.01 per share	62,435,867 shares

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-Q

For the three months and nine months ended September 30, 2011

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

The matters described in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the examples we provided.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Advance America, Cash Advance Centers, Inc.

Unaudited Consolidated Balance Sheets

December 31, 2010 and September 30, 2011

(in thousands, except per share data)

	December 31, 2010	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$26,948	$35,978
Advances and fees receivable, net	205,207	197,164
Deferred income taxes	18,615	18,615
Other current assets	19,869	14,557
Total current assets	270,639	266,314
Restricted cash	3,752	3,649
Property and equipment, net	25,054	22,975
Goodwill	126,914	126,955
Customer lists and relationships, net	2,282	1,602
Other assets	3,011	2,562
Total assets	$431,652	$424,057
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,554	$14,538
Accrued liabilities	37,939	31,209
Income taxes payable	42	2,401
Accrual for third-party lender losses	5,420	4,552
Current portion of long-term debt	767	542
Total current liabilities	56,722	53,242
Revolving credit facility	111,930	79,122
Long-term debt	3,600	3,190
Deferred income taxes	23,148	23,148
Deferred revenue	890	—
Other liabilities	321	116
Total liabilities	196,611	158,818
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 62,148 and 62,452 outstanding as of December 31, 2010 and September 30, 2011, respectively	968	968
Paid-in capital	290,753	288,194
Retained earnings	203,001	232,508
Accumulated other comprehensive loss	(1,885)	(1,886)
Common stock in treasury (34,673 and 34,369 shares at cost at December 31, 2010 and September 30, 2011, respectively)	(257,796)	(254,545)
Total stockholders’ equity	235,041	265,239
Total liabilities and stockholders’ equity	$431,652	$424,057

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2010 and 2011

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total Revenues	$154,228	$158,885	$439,983	$443,641
Center Expenses:
Salaries and related payroll costs	43,451	43,648	135,155	133,887
Provision for doubtful accounts	33,308	33,162	71,100	74,211
Occupancy costs	21,740	20,153	67,204	60,918
Center depreciation expense	2,340	2,036	7,596	6,194
Advertising expense	5,530	6,321	15,732	15,468
Other center expenses	11,654	10,582	33,102	29,558
Total center expenses	118,023	115,902	329,889	320,236
Center gross profit	36,205	42,983	110,094	123,405
Corporate and Other Expenses (Income):
General and administrative expenses	14,358	14,735	47,622	44,341
Legal settlements	16,196	—	18,584	—
Corporate depreciation and amortization expense	447	603	1,838	1,821
Interest expense	1,291	1,084	3,565	3,176
Interest income	(49)	(8)	(67)	(35)
Loss on disposal of property and equipment	30	65	350	108
Loss on impairment of assets	—	—	654	37
Income before income taxes	3,932	26,504	37,548	73,957
Income tax expense	2,528	11,937	17,535	32,829
Net income	$1,404	$14,567	$20,013	$41,128
Net income per common share:
Basic	$0.02	$0.24	$0.33	$0.67
Diluted	$0.02	$0.24	$0.32	$0.67
Dividends declared per common share	$0.0625	$0.0625	$0.1875	$0.1875
Weighted average number of shares outstanding:
Basic	61,078	61,519	61,039	61,423
Diluted	61,626	61,942	61,626	61,818

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2011

(in thousands, except per share data)

					Accumulated
	Common Stock				Other	Common Stock
		Par	Paid-In	Retained	Comprehensive	In Treasury
	Shares	Value	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2010	96,821	$968	$290,753	$203,001	$(1,885)	(34,673)	$(257,796)	$235,041
Comprehensive income:
Net income	—	—	—	41,128	—	—	—	41,128
Foreign currency translation	—	—	—	—	(1)	—	—	(1)
Total comprehensive income								41,127
Dividends paid ($0.1875 per share)	—	—	—	(11,860)	—	—	—	(11,860)
Dividends payable	—	—	—	239	—	—	—	239
Purchases of treasury stock	—	—	—	—	—	(156)	(1,224)	(1,224)
Issuance of restricted stock	—	—	—	—	—	579	—	—
Vesting of restricted stock issued from treasury stock	—	—	(3,727)	—	—	—	3,727	—
Forfeitures of restricted stock	—	—	—	—	—	(220)	—	—
Amortization of restricted stock	—	—	1,867	—	—	—	—	1,867
Stock option expense	—	—	49	—	—	—	—	49
Stock option exercises	—	—	(748)	—	—	101	748	—
Balances, September 30, 2011	96,821	$968	$288,194	$232,508	$(1,886)	(34,369)	$(254,545)	$265,239

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Interim Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2011

(in thousands)

	2010	2011
Cash flows from operating activities
Net income	$20,013	$41,128
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	9,434	8,015
Non-cash interest expense	475	506
Provision for doubtful accounts	71,100	74,211
Loss on disposal of property and equipment	350	108
Loss on impairment of assets	654	37
Amortization of restricted stock	1,204	1,867
Stock option expense	823	49
Changes in operating assets and liabilities
Fees receivable, net	(11,194)	(10,836)
Other current assets	(12,565)	4,630
Other assets	196	760
Accounts payable	(2,414)	700
Accrued liabilities	16,682	(6,764)
Income taxes payable	(11,400)	2,359
Deferred revenue	(1,405)	(890)
Net cash provided by operating activities	81,953	115,880
Cash flows from investing activities
Changes in advances receivable	(55,508)	(56,173)
Customer lists and relationships	—	(39)
Changes in restricted cash	598	103
Proceeds from sale of property and equipment	4	—
Purchases of property and equipment	(3,588)	(5,329)
Net cash used in investing activities	(58,494)	(61,438)
Cash flows from financing activities
Payments on revolving credit facility, net	(30,090)	(32,808)
Payments on mortgage payable	(354)	(381)
Payments on note payable	(248)	(254)
Payments of finance costs	—	(137)
Purchases of treasury stock	(408)	(1,224)
Payments of dividends	(11,508)	(11,860)
Changes in book overdrafts	(226)	1,282
Net cash used in financing activities	(42,834)	(45,382)
Effect of exchange rate changes on cash and cash equivalents	(57)	(30)
Net increase (decrease) in cash and cash equivalents	(19,432)	9,030
Cash and cash equivalents, beginning of period	38,189	26,948
Cash and cash equivalents, end of period	$18,757	$35,978

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,550	$2,884
Income taxes	39,933	26,749
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	122	117
Restricted stock dividends payable	135	239

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Advance America, Cash Advance Centers, Inc. (“AACACI”) and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of the Company’s financial condition, have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for future interim periods or the entire year ending December 31, 2011.

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

Concentration of Risk

For the three months ended September 30, 2010 and 2011, total revenues within the Company’s five largest states (measured by total revenues) accounted for approximately 52% and 54%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2010 and 2011, total revenues within the Company’s five largest states accounted for approximately 50% and 54%, respectively, of the Company’s total revenues. The states that represent the Company’s five largest states (measured by total revenues) change from time to time.

Financial Instrument Assets and Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial assets and liabilities for which carrying values equal or approximate fair value include cash and cash equivalents, advances, fees, restricted cash, interest, installment loans, lines of credit receivable, certain other assets, accounts payable, accrued liabilities, and certain other liabilities. For these assets and liabilities, the carrying values approximate fair value due to their short-term nature.

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The allowance for doubtful accounts represents management’s estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company’s balance sheet. The accrual for third-party lender losses represents management’s estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 8—Transactions with Variable Interest Entities) and is recorded as a current liability on the Company’s balance sheet.

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

Goodwill and Other Intangible Assets

The Company has approximately $127 million of goodwill as of September 30, 2011. Goodwill represents the excess cost over the fair value of assets acquired. The Company tests its goodwill for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual test during the fourth quarter.

Estimated cash flows and related goodwill are grouped at the reporting unit level. These reporting units are also the Company’s operating segments. When estimated future cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance, and anticipated future earnings.

The Company has approximately $5 million of goodwill in its United Kingdom operations. As of September 30, 2011, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. The Company’s expansion efforts in the United Kingdom began during the third quarter of 2007. The goodwill impairment assessment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base. If the United Kingdom operations continue to generate negative cash flow, an impairment charge related to its goodwill is possible.

When the Company acquires a portfolio of loans, the transaction is recorded as an asset purchase and the purchase price is allocated to the estimated fair value of the tangible and intangible assets (primarily customer lists) and no goodwill is recorded. Customer lists are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Currently acquired customer lists are amortized on a straight—line basis over 30 months.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies which are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In the matters described in Note 6—Commitments and Contingencies, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Note 6—Commitments and Contingencies, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company’s results of operations for any particular reporting period.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. For the three months ended September 30, 2010, 727,402 unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. As of September 30, 2011, all unvested shares of restricted stock were dilutive and therefore included in the computation. For the nine months ended September 30, 2010 and 2011, 161,402 and 1,667 respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. For the three and nine months ended September 30, 2010 and 2011, options to purchase 1,537,500 and 1,245,000 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	61,078	61,519	61,039	61,423
Effect of dilutive unvested restricted stock	272	299	280	255
Effect of dilutive outstanding stock options	276	124	307	140
Weighted average number of common shares outstanding—diluted	61,626	61,942	61,626	61,818

Recently Issued Accounting Pronouncements

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”(“ASU 2010-28”). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. When qualitative factors exist that indicate goodwill is more likely than not impaired, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test when the carrying amount of the reporting unit is zero or negative. ASU 2010-28 is effective for public entities for fiscal years, and for interim period within those years, beginning after December 15, 2010, with early adoption prohibited. The Company has considered qualitative factors and determined that no factors exist indicating goodwill is more likely than not impaired.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combination had occurred as of the beginning of the comparable prior annual reporting period. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 as of January 1, 2011. ASU 2010-29 concerns disclosure only and will not have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued FASB Accounting Standards Update No. 2011-08 “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described Topic 350. Under ASU 2011-08, the two-step goodwill impairment test is not required under ASU 2011-08 unless the more-likely-than-not threshold is met. For public entities, the amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt ASU 2011-08 on January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Advances and Fees Receivable, Net

Advances and fees receivable, net, consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Advances receivable	$201,352	$191,150
Fees and interest receivable	33,458	31,199
Returned items receivable	34,599	35,789
Other	3,768	3,917
Allowance for doubtful accounts	(48,382)	(46,299)
Unearned revenues	(19,588)	(18,592)
Advances and fees receivable, net	$205,207	$197,164

Included in advances, and fees and interest receivable are amounts that may be past due that do not have bank presentment authorizations.

Receivables, net of unearned revenues, were as follows (in thousands):

	December 31, 2010	September 30, 2011
Advances, fees and interest receivable	$215,222	$203,757
Returned items receivable	34,599	35,789
Other	3,768	3,917

3. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

The Company defines its portfolio segment as short-term consumer loans.

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2010 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Beginning balance	$45,636	$44,334	$53,031	$48,382
Provision for doubtful accounts	32,886	33,002	71,233	75,079
Charge-offs	(32,633)	(34,534)	(90,392)	(92,118)
Recoveries	3,544	3,497	15,561	14,956
Ending balance	$49,433	$46,299	$49,433	$46,299

Changes in the accrual for third-party lender losses for the three and nine months ended September 30, 2010 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Beginning balance	$3,973	$4,392	$4,528	$5,420
Provision for doubtful accounts	422	160	(133)	(868)
Ending balance	$4,395	$4,552	$4,395	$4,552

The total changes in the allowance for doubtful accounts and the accrual for third-party lender losses for the three and nine months ended September 30, 2010 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Beginning balance	$49,609	$48,726	$57,559	$53,802
Provision for doubtful accounts	33,308	33,162	71,100	74,211
Charge-offs	(32,633)	(34,534)	(90,392)	(92,118)
Recoveries	3,544	3,497	15,561	14,956
Ending balance	$53,828	$50,851	$53,828	$50,851

The Company considers returned items receivable as its primary credit quality indicator (see “Note 2. Advances and Fees Receivable, Net”). If a third-party lender provides the advance, such as in Texas and online, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

4. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Prepaid rent	$5,762	$5,659
Prepaid insurance	2,762	3,665
Prepaid taxes and licenses	1,524	1,467
Prepaid income taxes	4,362	641
Prepaid workers compensation loss fund	346	412
Insurance receivable	2,426	92
Other	2,687	2,621
Total	$19,869	$14,557

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Employee compensation	$9,048	$13,415
Workers’ compensation	5,612	5,156
Legal fines and settlements	11,570	3,250
Center closing costs	1,678	1,402
Accounting and tax fees	1,137	1,258
Deferred revenue	1,531	1,235
Straight-line rent accrual	1,388	1,090
Property, sales and franchise taxes	294	770
Legal fees	564	419
Advertising	119	174
Construction in progress	179	117
Severance	95	110
Other	4,724	2,813
Total	$37,939	$31,209

6. Commitments and Contingencies

The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state regulators. In addition, the Company is obligated to advance expenses to, and, in certain circumstances, indemnify for damages incurred, by certain of its current and former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The amount of losses and/or the probability of an unfavorable outcome, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of September 30, 2011.

Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended complaint alleges violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and seeks an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys’ fees and costs of suit, and punitive damages.  The complaint also seeks certain injunctive relief. The Company anticipates that the case will proceed to trial in 2012.

Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

The Company and the Company’s subsidiary, McKenzie Check Advance of Florida, LLC (“McKenzie”), are defendants in a putative class action lawsuit commenced by former customers, Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida’s criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter’s claim has been held to be subject to binding arbitration. However, the trial court has denied the defendants’ motion to compel arbitration of Ms. Kelly’s claims. The appellate court affirmed the trial court’s decision, but certified a “Question of Great Public Importance” to the Florida Supreme Court. The Florida Supreme Court accepted the Company’s appeal and stayed the appellate court’s mandate pending the outcome of their review of the appellate court’s decision. The Company anticipates a final decision from the Florida Supreme Court regarding the enforceability of its arbitration clause sometime in 2012.

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

Pennsylvania Department of Banking v. NCAS of Delaware, LLC

On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company’s Delaware operating subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania’s financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania’s usury law. In July 2007, the court determined that certain aspects of the Company’s Choice Line of Credit required the Company to be licensed under Pennsylvania’s Consumer Discount Company Act (“CDCA”) and enjoined the Company from continuing its lending activities in

Pennsylvania for so long as the CDCA violations continued and from collecting monthly participation fees. The Company appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court’s ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name the Company as a defendant, and to seek damages, fines, and penalties under Pennsylvania’s CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys’ fees and costs.  The parties are currently engaged in discovery.

Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys’ fees and costs. By order dated August 18, 2011 and a subsequent memorandum dated August 31, 2011, the trial court stayed the litigation and compelled the class representatives to arbitrate their claims on an individual basis. The trial court denied plaintiff’s motion for an interlocutory appeal. The plaintiffs have not filed for arbitration.

Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which the Company previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that the Company’s Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania’s usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the “true lender” and that the Company’s Pennsylvania subsidiary was the “lender in fact.” The complaint seeks compensatory damages, attorneys’ fees, punitive damages, and the trebling of any compensatory damages. By order dated August 18, 2011 and a subsequent memorandum dated August 31, 2011, the trial court entered an order stayed the litigation and compelled the class representatives to arbitrate their claims on an individual basis. The trial court denied plaintiff’s motion for an interlocutory appeal. The plaintiffs have not filed for arbitration.

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

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers that would have a negative effect on the Company’s operations in Ohio. This rule was scheduled to become effective by May 1, 2010, but enforcement of the rule has been enjoined by the Court of Common Pleas of Franklin County, Ohio (the “Injunction”). For the purpose of establishing a clear rule of law pertaining to these matters, certain parties, including the Company, have agreed that any appeal of the underlying litigation which established this Injunction should be consolidated with any appeal of the outcome of a certain enforcement action between the State of Ohio and an unrelated third-party wherein the same issues of law are present (the “Enforcement Action”). On July 19, 2011, the Court of Common Pleas of Franklin County, Ohio, determined that the alleged violations in the Enforcement Action were legal under Ohio law. Certain parties to the litigation, and other industry participants, including the Company, have reached an agreement whereby they and the Ohio Division of Financial Institutions have agreed to abide by the Franklin County Court of Common Pleas’ July 19, 2011 decision. The Company believes this is a favorable outcome and considers the matter closed.

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

The elimination of the open-ended line of credit product may cause the Company to close or consolidate additional centers in Virginia. If the Company closes all of its centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2 million to $5.8 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of September 30, 2011, the net advances and fees receivable balance in Virginia was approximately $9 million. The Company does not believe the cessation of operations in Virginia would result in an impairment of goodwill.

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

In 2010 the Company closed 45 centers in Washington. During the second quarter of 2011, the Company decided to close an additional 32 centers in Washington, of which two were closed in the second quarter of 2011 and the remaining 30 were closed in the third quarter of 2011. The costs associated with these closures was approximately $1 million. The Company may close or consolidate some or all of its remaining centers in Washington if management determines that it is no longer economically viable to operate all of its Washington centers.

If the Company closes all of its remaining centers in Washington, excluding closures and planned closures previously noted, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.3 million to $1 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of September 30, 2011, the net advances and fees receivable balance in Washington was approximately $2.7 million. The Company does not believe the cessation of operations in Washington would result in an impairment of goodwill.

South Carolina Legislation

A law became effective in South Carolina on January 1, 2010 that, among other things, prohibits consumers from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in South Carolina, the Company currently believes operations will remain economically viable in this state.

Kentucky Legislation

A law became effective in Kentucky on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has had a negative effect on revenue and profitability in Kentucky, the Company currently believes operations will remain economically viable in this state.

Rhode Island Legislation

A law became effective in Rhode Island on July 1, 2010 that reduced the maximum allowable fees to be charged on a cash advance from $15 per $100 to $10 per $100. Although this law has had a negative effect on its revenue and profitability in Rhode Island, the Company currently believes operations will remain economically viable in this state.

Colorado Legislation

A law became effective in Colorado on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and revises permitted finance, interest, and other charges.  This law has negatively affected the Company’s revenue and profitability in Colorado. The Company may close or consolidate some or all of its centers in Colorado if management determines that it is no longer economically viable to operate all of its Colorado centers.

On December 29, 2010, unrelated third-parties filed a lawsuit in the Denver District Court challenging certain refund rules established by the Administrator of the Colorado Uniform Consumer Credit Code. These rules require a pro-rata refund of origination fees and interest and sought retroactive application even though previously enacted rules did not require such refunds. On July 22, 2011, the District Court ruled that the Administrator’s rules were enforceable and applicable beginning on September 1, 2010. The Company has been paying refunds of origination fees in accordance with the Administrator’s rules since November 29, 2010, and has paid approximately $161,000 for origination fee refunds which accrued during the time period from September 1, 2010 through November 29, 2010. The Company has accrued approximately $233,000 for the payment of retroactive refunds of interest from August 11, 2010 through September 30, 2011, and expects to pay those refunds on or about October 31, 2011.

If the Company closed all of its remaining centers in Colorado, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.6 million to $1.5 million, and the collectability of advances and fees receivable in Colorado most likely would be impaired. As of September 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.6 million. The Company does not believe the cessation of its operations in Colorado would result in an impairment of goodwill.

Montana Legislation

Due to a law change in Montana that became effective January 1, 2011, the Company closed its two centers in Montana during the fourth quarter of 2010. The cost of closing these centers was approximately $38,000.

Wisconsin Legislation

A law became effective in Wisconsin on January 1, 2011, that limits the total dollar amount of cash advances a customer may have outstanding and implements a statewide database to monitor the number of cash advances. Although this law has had a negative effect on its revenue and profitability in Wisconsin, the Company currently believes operations will remain economically viable in this state.

Illinois Legislation

A law became effective in Illinois on March 21, 2011, that changed the terms of the installment loan product currently offered in Illinois and negatively affects the profitability of this product. However, the new law created a longer term product with multiple installments and applicable fees, and the Company began offering products in conformance with the new legislation. Although this law has had a negative effect on the Company’s revenue and profitability in Illinois, the Company currently believes operations will remain economically viable in this state.

Mississippi Legislation

A law in Mississippi will become effective on January 1, 2012, that, among other things, will increase the maximum aggregate face value of all checks held by a lender to secure cash advances from $400 to $500 and for advance amounts where the face value of a single check exceeds $250, the law will allow a higher fee but will also require a longer term. Although the Company believes this law may have a temporary negative effect on its operations in Mississippi, management currently believes operations will remain economically viable in this state.

Federal Financial Reform

In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). This new federal legislation creates the Consumer Financial Protection Bureau (the “CFPB”), which will have authority to regulate consumer finance companies. Under Dodd-Frank, the Company will be a “supervised” entity but the extent to which this legislation affects the Company and its business will not be fully known until such time as the CFPB promulgates regulations, which is anticipated to occur later in 2011 or 2012.

7. Capital Stock and Stock-Based Compensation Plans

The Company measures the cost of its stock-based employee compensation at fair value on the grant date and recognizes such cost in the financial statements on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s 2004 Omnibus Stock Plan (the “2004 Plan”) provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers, and other key employees of the Company. Under the 2004 Plan, 4,250,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. As of September 30, 2011, 1,561,342 shares were available for grant under the 2004 Plan.

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

The following table provides certain information with respect to stock options outstanding and exercisable at September 30, 2011 under the Company’s stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,439,839	1,221,333
Range of exercise prices	$1.14 - 14.70	$1.14 - 14.70
Weighted average exercise price	$10.48	$11.56
Aggregate intrinsic value (in thousands)	$—	$—
Weighted average remaining contractual term (years)	2.6	2.5

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2011 and the weighted average grant date fair values follows:

	Shares		Weighted Average Fair Value Per Share
Nonvested at December 31, 2010	1,039,151		$4.62
Granted	579,536		$5.76
Vested	(345,312)		$5.24
Vested-Surrendered	(156,604	)(1)	$5.23
Forfeited	(219,533)		$4.65
Nonvested at September 30, 2011	897,238		$5.00

(1)   As part of our stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees on the date of vesting and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

The total grant date fair value of restricted shares vested during the nine months ended September 30, 2010 and 2011 was approximately $0.2 million and $1.8 million, respectively. The total fair market value of these shares on the dates vested was approximately $0.7 million and $2 million, for the nine months ended September 30, 2010 and 2011, respectively.

A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2010 and 2011 follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Restricted stock	$414	$449	$1,204	$1,867
Stock options	229	38	823	49
Total stock-based compensation expense	$643	$487	$2,027	$1,916

As of September 30, 2011, the total compensation cost not yet recognized related to nonvested stock awards under the Company’s plans is approximately $3.6 million. The weighted average period over which this expense is expected to be recognized is approximately 2.1 years.

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

The Company has determined that the lender is a variable interest entity (“VIE”) but that the Company is not the primary beneficiary of this VIE as defined in ASC 810-30. Therefore, the Company has not consolidated the lender as of and for the three and nine months ended September 30, 2010 and 2011.

Under the terms of the Company’s agreement with its third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of September 30, 2010 and 2011, the third-party lender’s outstanding cash advances and interest receivable, which were not recorded on the Company’s balance sheet, totaled approximately $19 million and $19.5 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these cash advances were to become uncollectible, the Company would also be required to pay the third-party lender all related non-sufficient funds (“NSF”) fees and late fees on these advances.

Because of the Company’s economic exposure for losses related to the third-party lender’s advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company’s estimated probable losses related to uncollectible third-party lender cash advances. The accrual for third-party lender losses that was reported in the Company’s balance sheet at September 30, 2010 and 2011 was approximately $4.4 million and $4.6 million, respectively, and was established on a basis similar to the allowance for doubtful accounts.

9. Related Party Transactions

Effective July 31, 2010, Tony S. Colletti, a member of the Company’s Board of Directors, entered into an agreement with the Community Financial Services Association of America (“CFSA”), an industry trade group composed of the Company and more than 100 other companies engaged in the cash advance services industry, to provide consulting and advisory services on regulatory initiatives. Under the consulting agreement, the CFSA paid Mr. Colletti approximately $235,000 between July 31, 2010 and December 31, 2010. The Company has paid approximately $262,937 and $246,500 of membership dues and other funds to the CFSA for the three months ended September 30, 2010 and 2011,  and approximately $793,788 and $750,240 for the nine months ended September 30, 2010 and 2011, respectively, all of which are included in general and administrative expenses. J. Patrick O’Shaughnessy, the Company’s current President and Chief Executive Officer, serves as a member of the CFSA’s Board of Directors. In addition, Kenneth E. Compton, a member of the Company’s Board of Directors and its former President and Chief Executive Officer, served as a member of the CFSA’s Board of Directors.

Included in general and administrative expenses are expenses with related parties, relating primarily to CFSA, legal expenses, aircraft operating expenses, and operating leases for office space, of approximately $355,742 and $247,773 for the three months ended September 30, 2010 and 2011, and approximately $1,256,356 and $900,328 for the nine months ended September 30, 2010 and 2011, respectively.

Under a time-share arrangement, the Company’s former Chairman has used the Company’s aircraft for private purposes in exchange for the Company’s use of an identical aircraft owned by the Company’s former Chairman. Included in accounts receivable at September 30, 2011 is a $4,000 net receivable related to this arrangement. Pursuant to this time-share arrangement, the Company entered into a Time Sharing Agreement on August 5, 2010, with Johnson Management, LLC, a limited liability company that is owned by the Company’s former Chairman, who is also the beneficial owner of more than five percent of the Company’s common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to-month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil and lubricants used on the flight. The Company intends to use the aircraft for business purposes when the Company-owned aircraft is unavailable.

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

The brother of the Company’s former Chairman is a partner of a law firm that provides the Company with certain routine legal services. During the three months ended September 30, 2010 and 2011, the Company incurred costs and expenses of approximately $8,000 and $2,660, respectively, and approximately $35,000 and $42,152 for the nine months ended September 30, 2010 and 2011, respectively, for those services.

The Company incurred costs and expenses, before insurance reimbursements, of approximately $342,000 and $10,000 for the nine months ended September 30, 2010 and 2011, respectively, for the advancement of expenses incurred by certain of the Company’s current and former officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the U.S. Securities and Exchange Commission (“SEC”) into alleged insider trading by third parties in the Company’s securities. Total costs for the Company, net of any insurance reimbursements, incurred in connection with this matter totaled approximately $1 million as of September 30, 2011. These costs were incurred by the Company pursuant to indemnification agreements that require the Company to advance expenses to, and may require the Company to indemnify its current and former officers and directors for, damages incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the “Wells

Notice” issued by the SEC to the Company’s former Chief Executive Officer in July 2009. On May 26, 2011, the SEC informed the Company’s former Chief Executive Officer that the SEC did not intend to take any further action pursuant to the Wells Notice. The Company considers this matter closed and does not expect any additional costs to be incurred pursuant to this matter.

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

The credit facility is collateralized by substantially all of the Company’s assets and contains various financial covenants that require, among other things, the maintenance of a minimum net worth and certain leverage and fixed charge coverage ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from accessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at September 30, 2011.

In general, the Company’s borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America; and (ii) the sum of the federal funds rate plus 0.5%. The applicable margin is determined each quarter by a pricing grid based on the Company’s total leverage ratio of consolidated debt to consolidated EBITDA. The base rate applicable margin ranges from 1.5% to 2.25% based upon the Company’s total leverage ratio. The LIBOR-based applicable margin ranges from 2.5% to 3.25% based upon the Company’s total leverage ratio. As of September 30, 2011, the applicable margin for the prime-based rate was 1.5% and the applicable margin for the LIBOR-based rate was 2.5%.

As of September 30, 2011, the Company had $79.1 million outstanding on the revolving portion of the credit facility and $6.5 million of standby letters of credit outstanding. Borrowings under the revolving credit facility are subject to compliance with certain covenants and conditions.

The carrying value of the credit facility approximated its fair value at December 31, 2010 and September 30, 2011.

The Company owns its headquarters building and related land subject to a mortgage loan, the principal amount of which was approximately $4.1 million and $3.7 million at December 31, 2010 and September 30, 2011, respectively. The mortgage loan is payable to an insurance company and is collateralized by the corporate headquarters building and related land. The mortgage loan is payable in 180 monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its term. The mortgage loan matures on June 10, 2017. The carrying amount of the Company’s corporate headquarters (land, land improvements and building) was approximately $4.4 million and $4.3 million at December 31, 2010 and September 30, 2011, respectively.

The fair market value of the Company’s long-term debt is estimated using a discounted cash flow analysis and was approximately $4.9 million at December 31, 2010 and $4.2 million at September 30, 2011.

11.  Income Taxes

The effective income tax rate as a percentage of income before income taxes was 64.3% and 45% for the three months ended September 30, 2010 and 2011, respectively. The effective income tax rate as a percentage of income before income taxes was 46.7% and 44.4% for the nine months ended September 30, 2010 and 2011, respectively.

The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2010 and September 30, 2011, the Company had $0.9 million and zero of total gross unrecognized tax benefits including interest, respectively. The decrease in the total gross unrecognized tax benefit including interest during the nine months ending September 30, 2011, is primarily attributable to the release of reserves related to the settlement of an income tax examination with a state taxing authority for the years 2004 through 2008. On April 15, 2011, the Company entered into an agreement with the state taxing authority which settled all issues related to the tax years 2004 through 2008. The settlement resulted in the Company recognizing a net tax benefit of $183,000.

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

12. Subsequent Events

In accordance with ASC 855 — Subsequent Events, the Company has evaluated events occurring between the end of our most recent quarter and the date the financial statements were filed with the SEC.

On October 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.0625 per share of common stock, payable on December 2, 2011 to shareholders of record on November 22, 2011.

On October 10, 2011, the Company, together with its wholly-owned subsidiary AAFA Acquisition, Inc. (“AAFA”),  completed its acquisition (the “Acquisition”) of the retail storefront consumer finance business from certain subsidiaries (“Sellers”) of CompuCredit Holdings Corporation (“CompuCredit”), pursuant to an Asset Purchase Agreement, dated as of August 5, 2011 (the”Agreement”), by and among the Company, AAFA, CompuCredit, and the Sellers.

Under the terms of the Agreement, the Company, collectively with certain of its subsidiaries, purchased substantially all of the assets and assumed certain liabilities of the Sellers’ retail storefront consumer finance business, which consists of approximately 300 centers located in Alabama, Colorado, Kentucky, Ohio, Oklahoma, Mississippi, South Carolina, Tennessee, and Wisconsin. The purchase price was approximately $46.7 million and is subject to possible post-closing adjustments and indemnities, each as described in the Agreement.

The Company is in process of determining the valuation and purchase accounting for the acquisition, including identification of intangible assets and valuation of identifiable assets and liabilities. Therefore, all business combination disclosures set forth by ASC 805 are not practicable at this time.

For additional information on the Acquisition, please see the Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 8, 2011, as well as the Agreement filed as an exhibit thereto, and October 11, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes in “Part I. Item 1. Financial Statements.” This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated by these forward-looking statements. Please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II. Item 1.A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and “Forward-Looking Statements” at the end of this section for further discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers typically provide short-term, unsecured cash advances that are due on the customers’ next payday. As of September 30, 2011, we operated 2,248 centers in 29 states in the United States, 32 centers in the United Kingdom and 18 centers in Canada, and had 52 limited licensees in the United Kingdom.

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

In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for cash advances ranging from single and installment closed-end terms to revolving lines of credit with open-ended terms. The particular cash advance services offered in any given location may change from time to time depending upon changes in state law and federal law. Additionally, where permitted by applicable law, we may service customers for a third-party lender. In Texas, where we operate as a Credit Services Organization (“CSO”), we offer fee-based credit services to assist customers in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services currently offered also vary by jurisdiction and range up to 22% of the amount of the cash advance.

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

Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of a third-party lender. The customer’s identification, proof of income and/or employment and proof of bank account are verified. In jurisdictions where we provide the cash advance, we determine whether to approve a cash advance and the size of a cash advance based primarily on a customer’s income. In the future, we may consider other criteria in evaluating cash advances. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer’s income in determining the amount of the cash advance. We are currently evaluating a new customized predictive scoring model that considers other criteria in evaluating first time customers’ probability of repaying a cash advance. The model is designed to decline customers who are statistically unlikely to repay a cash advance. The full implementation of this model is expected to result in a decrease in cash advances written, a decrease in loan losses, and an overall increase in net revenue. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer’s check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer’s deposited check or ACH debit clears. For the year ended December 31, 2010, and the nine months ended September 30, 2011, we deposited customer checks or presented an ACH authorization for approximately 6.5% and 6.8%, respectively, of all customer checks we received and approximately 36.3% and 36.4%, respectively, of these deposited customer checks or presented ACH’s cleared.  If the customer’s check or ACH debit does not clear and is returned because of non-sufficient funds in the customer’s account or because of a closed account or a stop-payment order, we begin additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone to obtain payment or a promise to pay and attempt to exchange the customer’s check for a cashier’s check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

Selected Operating Data

The following table presents key operating data for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Number of centers open at end of period	2,360	2,298	2,360	2,298
Number of customers served—all credit products (thousands)	785	827	1,117	1,148
Number of cash advances originated (thousands) (1)	2,591	2,773	7,290	7,524
Aggregate principal amount of cash advances originated (thousands) (1)	$961,208	$1,038,804	$2,688,468	$2,807,580
Average amount of each cash advance originated (1)	$371	$375	$369	$373
Average charge to customers for providing and processing a cash advance (1)	$55	$55	$55	$55
Average duration of a cash advance (days) (1)(2)	18.1	18.2	18.1	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	10	1	10	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$3,800	$36	$4,300	$340
Average principal amount on each line of credit outstanding during the period (3)	$333	$39	$277	$118
Number of installment loans originated (thousands) (4)	23	21	40	52
Aggregate principal amount of installment loans originated (thousands) (4)	$10,003	$9,702	$17,882	$22,831
Average principal amount of each installment loan originated (4)	$436	$458	$452	$437

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

The provision for doubtful accounts decreased from 21.6% of revenues, or $33.3 million, for the three months ended September 30, 2010, to 20.9% of revenues, or $33.2 million, for the same period in 2011.  The provision for doubtful accounts increased from 16.2% of revenues, or $71.1 million, for the nine months ended September 30, 2010, to 16.7% of revenues, or $74.2 million, for the same period in 2011. We received proceeds from the sale of previously written-off receivables in the amount of $0.7 million for the nine months ended September 30, 2010, compared to no proceeds for the nine months ended September 30, 2011.

Income Taxes

The effective income tax rate as a percentage of income before income taxes was 64.3% and 45% for the three months ended September 30, 2010 and 2011, respectively. The effective income tax rate as a percentage of income before income taxes was 46.7% and 44.4% for the nine months ended September 30, 2010 and 2011, respectively.

Changes in Legislation

During the last several years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the CFPB. As of July 2011 the CFPB has the authority to regulate companies that provide consumer financial services.

At the state level, a number of state legislatures have adopted legislation that has caused us to modify operations and, in some cases, close all operations. For example, in Virginia, a 2009 law prompted us to change our cash advance product and to offer an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling and additional legislation limited our ability to offer and service the open-ended line of credit product in Virginia. As a result, we discontinued originations of new lines of credit and draws on existing lines of credit and we have consolidated a number of our centers in Virginia. We may determine that further consolidation of centers in Virginia is appropriate if the cash advance product we now offer in Virginia is not sufficiently profitable. In the State of Washington, on January 1, 2010, a new law placed a number of restrictions on our cash advance product, including limiting the number of cash advances a customer may take in any one year to eight. As a result, our revenues and profits in Washington have been significantly reduced and we closed most of our centers during August 2010 and July 2011. If we are unable to operate profitably in Washington, we may cease operating in that state. Furthermore, legislation permitting cash advances in Arizona expired on July 2, 2010, and as a result, we ceased operating in Arizona. New laws in each of South Carolina, Kentucky, and Wisconsin implement a statewide database to monitor the number and/or dollar amount of advances made to customers. In Colorado, new legislation enacted in August 2010 permits a multiple installment loan that has significantly reduced our profits in Colorado. The Mississippi legislature passed legislation during the first quarter of 2011 that will become effective on January 1, 2012, which will modify certain aspects of our cash advance product in that state and extend the statute’s sunset provision through 2016.

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

Operations in Ohio

In the first quarter of 2010, the Ohio Division of Financial Institutions issued a rule restricting certain activities by licensed check cashers that would have a negative impact on our operations in Ohio. This rule was scheduled to become effective by May 1, 2010, but enforcement of the rule has been enjoined by the Court of Common Pleas of Franklin County, Ohio (the “Injunction”). For the purpose of establishing a clear rule of law pertaining to these matters, certain parties, including us, agreed that any appeal of the underlying litigation which established this Injunction should be consolidated with any appeal of the outcome of a certain enforcement action between the State of Ohio and an unrelated third-party wherein the same issues of law are present (the “Enforcement Action”). On July 19, 2011, the Court of Common Pleas of Franklin County, Ohio, determined that the alleged violations in the Enforcement Action were legal under Ohio law. Certain parties to the litigation, and other industry participants, including the Company, have reached an agreement whereby they and the Ohio Division of Financial Institutions have agreed to abide by the Franklin County Court of Common Pleas’ July 19, 2011 decision. We believe this is a favorable outcome and consider the matter closed.

For the three months ended September 30, 2010 and 2011, 7.4% and 8.7%, respectively, of our total revenues were generated from our operations in Ohio. For the nine months ended September 30, 2010 and 2011, 7.2% and 8.6%, respectively, of our total revenues were generated from our operations in Ohio. The following is a summary of financial information for our operations in Ohio for those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$11,359	$13,814	$31,561	$37,984
Total center expenses	9,184	11,036	24,368	28,641
Center gross profit (loss)	$2,175	$2,778	$7,193	$9,343

Operations in Virginia

A law became effective in Virginia in January 2009 that substantially changed the terms for cash advance services in Virginia and severely restricted viable operations for short-term lenders.  We continue to offer cash advances in Virginia in conformity with the new regulations. Between November 2008 and February 2010 we also offered an open-ended line of credit product. However, a subsequent Virginia Corporation Commission ruling limited our ability to offer the open-ended lines of credit effective March 1, 2010. As a result, we ceased offering new open-ended lines of credit in February 2010 and continued to service existing lines of credit. Because of additional legislation that was passed in 2010, we stopped providing new draws on existing lines of credit on September 30, 2010.

The elimination of the open-ended line of credit product may cause us to close or consolidate some or all of our centers in Virginia. If we close all of our remaining centers in Virginia, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2 million to $5.8 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of September 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Virginia was approximately $9 million. We do not believe the cessation of operations in Virginia would result in an impairment of goodwill.

During the nine months ended September 30, 2010, we closed 55 centers in Virginia. For the three months ended September 30, 2010, closing costs were zero, and for the nine months ended September 30, 2010, closing costs were approximately $1.3 million. During the third quarter of 2011 we closed an additional two centers in Virginia. For the three and nine months ended September 30, 2011, closing costs of approximately $0.1 million are included in other center expenses.

For the three months ended September 30, 2010 and 2011, 4.5% and 3%, respectively, of our total revenues were generated from our operations in Virginia. For the nine months ended September 30, 2010 and 2011, 4.6% and 3.1%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$6,940	$4,828	$20,399	$13,739
Total center expenses	5,065	4,514	15,823	10,969
Center gross profit (loss)	$1,875	$314	$4,576	$2,770

Operations in Washington

A law became effective in the State of Washington on January 1, 2010 that limits the number of cash advances a customer may take in any one year, limits the cash advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. As a result, our revenue and profitability in Washington has decreased.

During the nine months ended September 30, 2010, we closed 45 centers in Washington. For the three and nine months ended September 30, 2010, closing costs were approximately $0.8 million and $1.1 million, respectively. During the second quarter of 2011 we decided to close an additional 32 centers in Washington, of which two were closed in the second quarter of 2011 and the remaining 30 were closed in the third quarter of 2011. The cost associated with these closures was approximately $1 million.

If we close our remaining 14 centers in Washington, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.3 million to $1 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of September 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $2.7 million. We do not believe the cessation of operations in Washington would result in an impairment of goodwill.

For the three months ended September 30, 2010 and 2011, 0.8% and 0.7%, respectively, of our total revenues were generated from our operations in Washington. For the nine months ended September 30, 2010 and 2011, 1.2% and 0.9%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$1,289	$1,149	$5,081	$3,877
Total center expenses	3,476	2,132	10,480	5,986
Center gross profit (loss)	$(2,187)	$(983)	$(5,399)	$(2,109)

Operations in South Carolina

A law became effective in South Carolina on January 1, 2010 that, among other things, prohibits consumers from having more than one cash advance outstanding at any time and implements a statewide database to monitor the number and dollar amount of cash advances made to customers within that state. Although this law has negatively affected our revenue and profitability in South Carolina, we currently believe operations will remain economically viable.

For the three months ended September 30, 2010 and 2011, 3.5% and 3.9%, respectively, of our total revenues were generated from our operations in South Carolina. For the nine months ended September 30, 2010 and 2011, 3.7% and 3.9%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$5,451	$6,173	$16,234	$17,101
Total center expenses	5,491	4,808	15,264	13,518
Center gross profit (loss)	$(40)	$1,365	$970	$3,583

Operations in Kentucky

A law became effective in Kentucky on April 30, 2010 that, among other things, prohibits any consumer from having more than two cash advances outstanding at any time, establishes a maximum aggregate advance amount of $500, and implements a statewide database to monitor the number and dollar amount of advances made to customers within that state. Although this law has negatively affected our revenue and profitability in Kentucky, we currently believe operations will remain economically viable.

For the three months ended September 30, 2010 and 2011, 0.9% and 1%, respectively, of our total revenues were generated from our operations in Kentucky. For the nine months ended September 30, 2010 and 2011, 1.1% and 1% respectively, of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$1,446	$1,599	$4,770	$4,460
Total center expenses	1,435	1,399	4,475	3,930
Center gross profit (loss)	$11	$200	$295	$530

Operations in Colorado

A law became effective in Colorado on August 11, 2010, that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and revises permitted finance, interest, and other charges. This law has negatively affected our revenue and profitability in Colorado. We may close or consolidate some or all of our centers in Colorado if management determines that it is no longer economically viable to operate all of our Colorado centers.

If we close all of our remaining centers in Colorado, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.6 million to $1.5 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of September 30, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $4.6 million. We do not believe the cessation of operations in Colorado would result in an impairment of goodwill.

During the nine months ended September 30, 2010, we closed 31 centers in Colorado. For the three and nine months ended September 30, 2010, closing costs were approximately $0.5 million and $0.9 million, respectively. There have been no closures in Colorado during the nine months ended September 30, 2011. For the three and nine months ended September 30, 2011, closing costs of approximately $0.1 million are included in other center expenses. These expenses relate to prior year center closings.

On December 29, 2010, unrelated third-parties filed a lawsuit in the Denver District Court challenging certain refund rules established by the Administrator of the Colorado Uniform Consumer Credit Code. These rules require a pro-rata refund of origination fees and interest and sought retroactive application even though previously enacted rules did not require such refunds. On July 22, 2011, the District Court ruled that the Administrator’s rules were enforceable and applicable beginning on September 1, 2010. We have been paying refunds of origination fees in accordance with the Administrator’s rules since November 29, 2010, and have paid approximately $161,000 for origination fee refunds which accrued during the time period from September 1, 2010 through November 29, 2010. We have accrued approximately $233,000 for the payment of retroactive refunds of interest from August 11, 2010 through September 30, 2011, and expect to pay those refunds on or about October 31, 2011.

For the three months ended September 30, 2010 and 2011, 1.4% and 0.9%, respectively, of our total revenues were generated from our operations in Colorado. For the nine months ended September 30, 2010 and 2011, 1.9% and 1.1%, respectively, of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$2,083	$1,475	$8,203	$4,920
Total center expenses	3,354	1,969	8,816	5,407
Center gross profit (loss)	$(1,271)	$(494)	$(613)	$(487)

Operations in Illinois

A law became effective in Illinois on March 21, 2011, that changed the terms of the installment loan product currently offered and negatively affected the profitability of this product. However, the new law created a longer term product with multiple installments, applicable fees, and a statewide database reporting requirement. We began offering products in conformance with the new legislation in June 2011. Although we expect this law to have a negative effect on our revenue and profitability in Illinois, we currently believe operations will remain economically viable.

For the three months ended September 30, 2010 and 2011, 2.7% and 1.4%, respectively, of our total revenues were generated from our operations in Illinois. For the nine months ended September 30, 2010 and 2011, 2.6% and 1.8%, respectively, of our total revenues were generated from our operations in Illinois. The following is a summary of financial information for our operations in Illinois for those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$4,126	$2,144	$11,218	$8,107
Total center expenses	2,963	2,817	7,692	7,364
Center gross profit (loss)	$1,163	$(673)	$3,526	$743

Operations in Wisconsin

A law became effective in Wisconsin on January 1, 2011, that limits the total dollar amount of cash advances a customer may have outstanding, and implements a statewide database to monitor the number of cash advances. Although we expect this law to have a negative effect on our revenue and profitability in Wisconsin, we currently believe operations will remain economically viable.

For the three months ended September 30, 2010 and 2011, 1.9% and 0.9%, respectively, of our revenues were generated from our operations in Wisconsin. For the nine months ended September 30, 2010 and 2011, 1.8% and 0.8%, respectively, of our total revenues were generated from our operations in Wisconsin. The following is a summary of financial information for our operations in Wisconsin for those periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$2,894	$1,430	$8,008	$3,649
Total center expenses	2,678	2,095	7,206	5,845
Center gross profit (loss)	$216	$(665)	$802	$(2,196)

Operations in Mississippi

A law becomes effective in Mississippi on January 1, 2012, that increases the maximum aggregate face value of all checks held by a lender to secure cash advances from $400 to $500 and for advance amounts where the face value of a single check exceeds $250, the law will allow a higher fee but will also require a longer term. Although we believe this law may have a temporary negative effect on our operations in Mississippi, we currently believe operations will remain economically viable in this state.

Closing of Operations in Certain States

Closing of Operations in Arizona. A law permitting cash advances in Arizona expired June 30, 2010. We ceased operations in our remaining 47 centers in Arizona during the third quarter of 2010. The cessation of our Arizona operations did not result in any impairment of goodwill.

The following is a summary of financial information for our operations in Arizona for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total revenues	$424	$3	$7,357	$11
Total center expenses	2,374	(154)	6,822	(188)
Center gross profit (loss)	$(1,950)	$157	$535	$199

Closing of Operations in Montana. Due to a law change in Montana that became effective January 1, 2011, we closed our two centers in Montana during the fourth quarter 2010. The cost of closing these centers was approximately $38,000.

Closing of Operations in North Dakota. We closed our two centers in North Dakota during the second quarter of 2011. The cost associated with the closing of these centers was approximately $29,000.

Centers

The following table illustrates the composition of our center network at December 31, 2010 and September 30, 2011:

State	December 31, 2010	September 30, 2011
Alabama	139	138
California	278	274
Colorado (1)	31	31
Delaware	14	14
Florida	241	244
Idaho	6	6
Illinois	62	60
Indiana	95	94
Iowa	34	36
Kansas	53	51
Kentucky	44	42
Louisiana	82	82
Michigan	153	152
Mississippi	61	60
Missouri	83	82
Nebraska	20	20
Nevada	11	11
North Dakota (2)	2	—
Ohio (3)	174	174
Oklahoma	67	67
Rhode Island	20	20
South Carolina	129	117
South Dakota	11	11
Tennessee	61	61
Texas	244	242
Utah	3	3
Virginia (4)	82	80
Washington (5)	46	14
Wisconsin	56	51
Wyoming	11	11
Total United States	2,313	2,248
Canada	18	18
United Kingdom	21	32
Total	2,352	2,298

(1)          We closed or consolidated 31 centers in Colorado during 2010.

(2)            We closed the remaining two centers in North Dakota in April 2011.

(3)            We closed or consolidated seven centers in Ohio during 2010.

(4)            We closed or consolidated 57 centers in Virginia during 2010.

(5)            We closed or consolidated 45 centers in Washington during 2010 and 32 centers in Washington during the nine months ended September 30, 2011.

New centers

We opened six and seven new centers during the three months ended September 30, 2010 and 2011, respectively. We opened thirteen and seventeen new centers during the nine months ended September 30, 2010 and 2011, respectively.

Closed centers

We closed 122 and 51 centers during the three months ended September 30, 2010 and 2011, respectively. We closed 240 and 71 centers during the nine months ended September 30, 2010 and 2011, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $2.4 million and $1.2 million for the three months ended September 30, 2010 and 2011, respectively. We recorded expenses related to center closures and scheduled center closings of approximately $5.6 million and $1.7 million in the nine months ended September 30, 2010 and 2011, respectively. The costs are included in the income statements for the three and nine months ended September 30, 2010 and 2011, as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Center salaries and related payroll costs	$605	$233	$816	$300
Occupancy and other center expenses	1,805	849	3,811	1,211
(Gain)/Loss on disposal of property and equipment	21	65	300	108
Loss on impairment of assets	—	—	654	37
	$2,431	$1,147	$5,581	$1,656

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

The provision for doubtful accounts decreased from 21.6% of revenues, or $33.3 million, for the three months ended September 30, 2010, to 20.9% of revenues, or $33.2 million, for the same period in 2011. The provision for doubtful accounts increased from 16.2% of revenues, or $71.1 million, for the nine months ended September 30, 2010, to 16.7% of revenues, or $74.2 million, for the same period in 2011.

During the three and nine months ended September 30, 2010, we also received proceeds from the sale of receivables in the amount of $0.7 million compared to no proceeds for the nine months ended September 30, 2011.

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

In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The fiscal year 2010 began and ended on a Friday. The third quarter of 2010 began and ended on a Thursday. The third quarter of 2011 began and ended on a Friday.

To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of September 30, 2011, a 5% variation in the estimated allowance for doubtful accounts and third-party lender losses results in a change of approximately $2.5 million in the provision for doubtful accounts.

Intangible Assets

As a result of our acquisition of the National Cash Advance group of affiliated companies in October 1999, we recorded approximately $143 million of goodwill. During 2007 and 2008, we completed six acquisitions in the United Kingdom, resulting in additional goodwill of approximately $5.4 million. As of September 30, 2011, the carrying value of goodwill was $127 million due to the amortization of goodwill prior to the adoption of ASC 350-20-35, “Goodwill—Subsequent Measurement”, and the change in the exchange rate for our United Kingdom assets. Due to the significance of goodwill and the reduction of net income that would occur if goodwill were impaired, we assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review of the Company’s reporting units include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. These reporting units are also the Company’s operating segments. Our North American reporting unit consists of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the reporting unit will be impaired. When estimated future cash flows are less than the carrying value of the net assets and related goodwill or qualitative factors exist that indicate that goodwill is more likely than not impaired, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. In determining the estimated future discounted cash flows, we consider current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of those cash flows and fair value, however, could affect the evaluation, and any impairment would lower our net income.

We have approximately $5 million of goodwill in our United Kingdom operations. As of September 30, 2011, the United Kingdom operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. Our expansion efforts in the United Kingdom began in the third quarter of 2007. Our goodwill impairment model projects future positive cash flows sufficient to support the goodwill and long-lived asset base in our United Kingdom operations. If the United Kingdom operations continue to generate negative cash flow, an impairment charge related to its goodwill is possible.

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

In accordance with applicable accounting guidance, we establish reserves for litigation and regulatory matters when those matters present loss contingencies which are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. In the matters described in “Part II. Other Information - Item 1. Legal Proceedings” loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in this Quarterly Report on Form 10-Q, will have a material adverse effect on our consolidated financial position or liquidity, but may be material to our results of operations for any particular reporting period.

Accrued Workers’ Compensation Expenses

Accrued liabilities in our December 31, 2010 and September 30, 2011 financial statements include an accrual of approximately $5.6 million and $5.2 million, respectively, for workers’ compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers’ compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

Accounting for Stock-Based Employee Compensation

In 2004, we adopted ASC 718, “Stock Compensation”. Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award’s requisite service period. As of September 30, 2011, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $3.6 million. The weighted average period over which this expense is expected to be recognized is approximately 2.1 years. See “Item 1. Financial Statements — Notes to Interim Unaudited Consolidated Financial Statements—Note 7. Capital Stock and Stock-Based Compensation Plans” for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

Recently Issued Accounting Pronouncements

See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies” for a description of the most recent pronouncements.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011

The following tables set forth our results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$154,228	100.0%	$158,885	100.0%	$4,657	3.0%
Center Expenses:
Salaries and related payroll costs	43,451	28.2%	43,648	27.5%	(197)	(0.5)%
Provision for doubtful accounts	33,308	21.6%	33,162	20.9%	146	0.4%
Occupancy costs	21,740	14.1%	20,153	12.7%	1,587	7.3%
Center depreciation expense	2,340	1.5%	2,036	1.3%	304	13.0%
Advertising expense	5,530	3.6%	6,321	4.0%	(791)	(14.3)%
Other center expenses	11,654	7.6%	10,582	6.7%	1,072	9.2%
Total center expenses	118,023	76.6%	115,902	73.1%	2,121	1.8%
Center gross profit	36,205	23.4%	42,983	26.9%	6,778	18.7%
Corporate and Other Expenses (Income):
General and administrative expenses	14,358	9.3%	14,735	9.3%	(377)	(2.6)%
Legal settlements	16,196	10.5%	—	—%	16,196	100.0%
Corporate depreciation and amortization expense	447	0.3%	603	0.4%	(156)	(34.9)%
Interest expense	1,291	0.8%	1,084	0.7%	207	16.0%
Interest income	(49)	—%	(8)	—%	(41)	(83.7)%
Loss on disposal of property and equipment	30	—%	65	—%	(35)	(116.7)%
Loss on impairment of assets	—	—%	—	—%	—	—%
Total corporate and other expenses	32,273	20.9%	16,479	10.4%	15,794	48.9%
Income before income taxes	3,932	2.5%	26,504	16.5%	22,572	574.1%
Income tax expense	2,528	1.6%	11,937	7.5%	(9,409)	(372.2)%
Net income	$1,404	0.9%	$14,567	9.0%	$13,163	937.5%

	Three Months Ended September 30,
	2010	2011
Center Information:
Number of centers open at beginning of period	2,476	2,342
Opened	6	7
Closed	(122)	(51)
Number of centers open at end of period	2,360	2,298
Weighted average number of centers open during the period	2,415	2,302
Number of customers served—all credit products (thousands)	785	827
Number of cash advances originated (thousands) (1)	2,591	2,773
Aggregate principal amount of cash advances originated (thousands) (1)	$961,208	$1,038,803
Average amount of each cash advance originated (1)	$371	$375
Average charge to customers for providing and processing a cash advance (1)	$55	$55
Average duration of a cash advance (days) (1)(2)	18.1	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	10	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$3,800	$36
Average principal amount on each line of credit outstanding during the period (3)	$333	$39
Number of installment loans originated (thousands) (4)	23	21
Aggregate principal amount of installment loans originated (thousands) (4)	$10,003	$9,702
Average principal amount of each installment loan originated (4)	$436	$458

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

(4)                                  The installment loan activity reflects loans we originated in Illinois and Colorado.

	Three Months Ended September 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$63.9	100.0%	$69.0	100.0%	$5.1	8.0%
Center expenses:
Salaries and related payroll costs	18.0	28.2%	19.0	27.5%	(1.0)	(5.6)%
Provision for doubtful accounts	13.8	21.6%	14.4	20.9%	(0.6)	(4.3)%
Occupancy costs	9.0	14.1%	8.8	12.7%	0.2	2.2%
Center depreciation expense	1.0	1.5%	0.9	1.3%	0.1	10.0%
Advertising expense	2.3	3.6%	2.7	4.0%	(0.4)	(17.4)%
Other center expenses	4.8	7.6%	4.6	6.7%	0.2	4.2%
Total center expenses	48.9	76.6%	50.4	73.1%	(1.5)	(3.1)%
Center gross profit	$15.0	23.4%	$18.6	26.9%	$3.6	24.0%

Revenue Analysis

Total revenues increased approximately $4.7 million during the three months ended September 30, 2011 compared to the same period in 2010. Total revenues for the 2,264 centers opened prior to July 1, 2010 and still open as of September 30, 2011 increased $7.3 million, from $150.3 million for the three months ended September 30, 2010 to $157.6 million for the same period in 2011. Excluding revenues from Virginia, Washington, Illinois, Wisconsin, and Colorado for the three months ended September 30, 2011, total revenues for our centers opened prior to July 1, 2010 and still open as of September 30, 2011 increased 8.8% compared to the same period in 2010. Centers opened prior to July 1, 2010 were at least three months and fifteen months old as of September 30, 2010 and 2011, respectively.

Total revenues for the 34 centers opened after July 1, 2010 and still open as of September 30, 2011 increased $1 million, from zero for the three months ended September 30, 2010 to $1 million for the same period in 2011. Total revenues for the 330 centers that closed represented a decrease of approximately $3.6 million for the three months ended September 30, 2011 compared to the same period in 2010.

Center Expense Analysis

Salaries and related payroll costs. The increase of $0.2 million, or 0.5%, in salaries and related payroll costs for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the increase in full-time equivalent field employees. The average number of full-time equivalent field employees per center increased to 2.04 during the three months ended September 30, 2011 as compared to 1.97 in the same period in 2010. This increase is primarily due to center staffing adjustments in response to consolidating centers.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts decreased from 21.6% of revenues, or $33.3 million, for the three months ended September 30, 2010, to 20.9% of revenues, or

$33.2 million, for the same period in 2011. The decrease in the provision for the three months ended September 30, 2011, as compared to 2010, was primarily the result of a slightly lower receivables balance as compared to the prior year.

Occupancy costs.  The decrease of approximately $1.6 million, or 7.3%, in occupancy costs for the three months ended September 30, 2011 compared to the same period in 2010 was due primarily to the decrease in the number of centers open during the three months ended September 30, 2011 as compared to September 30, 2010.

Advertising expense.  The increase of approximately $0.8 million, or 14.3%, in advertising expense for the three months ended September 30, 2011 compared to the same period in 2010 was due primarily to an increase in direct mail.

Other center expenses.  The decrease of approximately $1.1 million, or 9.2%, in other center expenses for the three months ended September 30, 2011 compared to the same period in 2010 was due primarily to the decrease in relocation and closing costs during the three months ended September 30, 2011 compared to the same period in 2010.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The increase of approximately $0.4 million, or 2.6%, for the three months ended September 30, 2011 compared to the same period in 2010 was due primarily to:

•                  an increase in salaries, benefits, and contract labor of $0.2 million;

•                  an increase in other professional fees of $0.4 million, $0.2 of which relates to the acquisition described at “Item 1. Financial Statement. Notes to Financial Statements — Note 12-Subsequent Events”;

•                  legal fees associated with the acquisition of $0.4 million;

•                  an increase in charitable contributions of $0.2 million; and

•                  an increase in expenses related to the UK Entity of $0.4 million.

These increases were partially offset by:

•                  a decrease in legal fees, excluding those associated with the acquisition, of approximately $1.2 million.

Legal Settlements. The decrease in legal settlements for the three months ended September 30, 2011 of approximately $16.2 million relates primarily to the North Carolina class-action lawsuit, net of any insurance reimbursement, accrued in the three months ended September 30, 2010.

Interest expense.  The decrease of approximately $0.2 million, or 16%, in interest expense for the three months ended September 30, 2011, as compared to the same period in 2010 was primarily due to a decrease in the average outstanding balance of variable interest debt.

Income Tax Expense.  The increase in income tax expense of approximately $9.4 million for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to an increase in pre-tax income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

The following tables set forth our results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands, except center information)
Total Revenues	$439,983	100.0%	$443,641	100.0%	$3,658	0.8%
Center Expenses:
Salaries and related payroll costs	135,155	30.7%	133,887	30.2%	1,268	0.9%
Provision for doubtful accounts	71,100	16.2%	74,211	16.7%	(3,111)	(4.4)%
Occupancy costs	67,204	15.3%	60,918	13.7%	6,286	9.4%
Center depreciation expense	7,596	1.7%	6,194	1.4%	1,402	18.5%
Advertising expense	15,732	3.6%	15,468	3.5%	264	1.7%
Other center expenses	33,102	7.5%	29,558	6.7%	3,544	10.7%
Total center expenses	329,889	75.0%	320,236	72.2%	9,653	2.9%
Center gross profit	110,094	25.0%	123,405	27.8%	13,311	12.1%
Corporate and Other Expenses (Income):
General and administrative expenses	47,622	10.8%	44,341	10.0%	3,281	6.9%
Legal settlements	18,584	4.2%	—	—%	18,584	100.0%
Corporate depreciation and amortization expense	1,838	0.4%	1,821	0.4%	17	0.9%
Interest expense	3,565	0.8%	3,176	0.7%	389	10.9%
Interest income	(67)	—%	(35)	—%	(32)	(47.8)%
Loss on disposal of property and equipment	350	0.1%	108	—%	242	69.1%
Loss on impairment of assets	654	0.1%	37	—%	617	94.3%
Total corporate and other expenses	72,546	16.4%	49,448	11.1%	23,098	31.8%
Income before income taxes	37,548	8.6%	73,957	16.7%	36,409	97.0%
Income tax expense	17,535	4.0%	32,829	7.4%	(15,294)	(87.2)%
Net income	$20,013	4.6%	$41,128	9.3%	$21,115	105.5%

	Nine Months Ended September 30,
	2010	2011
Center Information:
Number of centers open at beginning of period	2,587	2,352
Opened	13	17
Closed	(240)	(71)
Number of centers open at end of period	2,360	2,298
Weighted average number of centers open during the period	2,495	2,341
Number of customers served—all credit products (thousands)	1,117	1,148
Number of cash advances originated (thousands) (1)	7,290	7,524
Aggregate principal amount of cash advances originated (thousands) (1)	$2,688,468	$2,807,580
Average amount of each cash advance originated (1)	$369	$373
Average charge to customers for providing and processing a cash advance (1)	$55	$55
Average duration of a cash advance (days) (1)(2)	18.1	18.2
Average number of lines of credit outstanding during the period (thousands) (3)	10	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands) (3)	$4,300	$340
Average principal amount on each line of credit outstanding during the period (3)	$277	$118
Number of installment loans originated (thousands) (4)	40	52
Aggregate principal amount of installment loans originated (thousands) (4)	$17,882	$22,831
Average principal amount of each installment loan originated (4)	$452	$437

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

(4)                                  The installment loan activity reflects loans we originated in Illinois and Colorado.

	Nine Months Ended September 30,
	2010		2011		Variance Favorable/(Unfavorable)
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$176.3	100.0%	$189.5	100.0%	$13.2	7.5%
Center expenses:
Salaries and related payroll costs	54.2	30.7%	57.2	30.2%	(3.0)	(5.5)%
Provision for doubtful accounts	28.5	16.2%	31.7	16.7%	(3.2)	(11.2)%
Occupancy costs	26.9	15.3%	26.0	13.7%	0.9	3.3%
Center depreciation expense	3.0	1.7%	2.6	1.4%	0.4	13.3%
Advertising expense	6.3	3.6%	6.6	3.5%	(0.3)	(4.8)%
Other center expenses	13.3	7.5%	12.7	6.7%	0.6	4.5%
Total center expenses	132.2	75.0%	136.8	72.2%	(4.6)	(3.5)%
Center gross profit	$44.1	25.0%	$52.7	27.8%	$8.6	19.5%

Revenue Analysis

Total revenues increased approximately $3.7 million during the nine months ended September 30, 2011 compared to the same period in 2010. Total revenues for the 2,257 centers opened prior to January 1, 2010 and still open as of September 30, 2011 increased $20.5 million, from $416.8 million for the nine months ended September 30, 2010 to $437.3 million for the same period in 2011. Excluding revenues from Virginia, Washington, Colorado, Illinois, and Wisconsin for the nine months ended September 30, 2011, total revenues for our centers opened prior to January 1, 2010 and still open as of September 30, 2011 increased 8.4% compared to the same period in 2010. Centers opened prior to January 1, 2010 were at least nine months and eighteen months old as of September 30, 2010 and 2011, respectively.

Total revenues for the 41 centers opened after January 1, 2010 and still open as of September 30, 2011 increased $2.6 million, from $0.2 million for the nine months ended September 30, 2010 to $2.8 million for the same period in 2011. Total revenues for the 330 centers that closed represented a decrease of approximately $19.5 million for the nine months ended September 30, 2011 compared to the same period in 2010.

Center Expense Analysis

Salaries and related payroll costs.  The decrease of $1.3 million, or 0.9%, in salaries and related payroll costs for the nine months ended September 30, 2011 was primarily due to a reduction in the number of centers open during the nine months ended September 30, 2011 as compared to the same period ended September 30, 2010.

Provision for doubtful accounts.  As a percentage of total revenues, the provision for doubtful accounts increased from 16.2% of revenues, or $71.1 million, for the nine months ended September 30, 2010 to 16.7% of revenues, or $74.2 million, for the same period in 2011. The increase in the provision for the nine months ended September 30, 2011, as compared to the prior year, was primarily affected by the absence of any sales of previously written off receivables during 2011 as compared 2010. During the nine months ended September 30, 2010 and 2011, we received proceeds from the sale of receivables in the amount of $0.7 million and $7,000, respectively.

Occupancy costs.  The decrease of approximately $6.3 million, or 9.4%, in occupancy costs for the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to the decrease in the number of centers open during the nine months ended September 30, 2011 as compared to September 30, 2010.

Advertising expense.  The decrease of approximately $0.3 million, or 1.7%, in advertising expense for the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to a decrease in the average number of centers. Also, there were marketing spends in 2010 to support several law changes, which were not incurred during the nine months ended September 30, 2011.

Other center expenses.  The decrease of approximately $3.5 million, or 10.7%, in other center expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to a decrease in center relocation and closing costs during the nine months ended September 30, 2011 as compared to September 30, 2010.

Corporate and Other Expense (Income) Analysis

General and administrative expenses.  The decrease of approximately $3.3 million, or 6.9%, for the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to:

•                  a decrease in legal fees, excluding those associated with the acquisition, of approximately $4.6 million.

These decreases were partially offset by:

•                  an increase in the UK subsidiary’s expenses of approximately $0.9 million; and

•                  legal fees and other professional fees associated with the acquisition of approximately $0.7 million.

Legal Settlements. The decrease in legal settlements for the nine months ended September 30, 2011 of approximately $18.6 million relates to the North Carolina class-action lawsuit, net of any insurance reimbursement, of approximately $16.2 million and two additional lawsuits settled in 2010 for approximately $2.4 million.

Loss on disposal of property and equipment and loss on impairment of assets.  The decrease of $0.9 million in these expenses for the nine months ended September 30, 2011 is primarily due to the decrease in the number of centers closed during the nine months ended September 30, 2011 as compared to September 30, 2010.

Interest expense.  The decrease of approximately $0.4 million, or 10.9%, in interest expense for the nine months ended September 30, 2011, as compared to the same period in 2010 was primarily due to a decrease in the average outstanding balance of variable interest debt.

Income Tax Expense.  The increase in income tax expense of approximately $15.3 million for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to an increase in pre-tax income for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the nine months ended September 30, 2010 and 2011 (dollars in thousands):

			Variance Favorable/(Unfavorable)
	2010	2011	Dollars	%
Cash flows provided by (used in):
Operating activities	$81,953	$115,880	$33,927	41.4%
Investing activities	(58,494)	(61,438)	(2,944)	(5.0)%
Financing activities	(42,834)	(45,382)	(2,548)	(5.9)%
Effect of exchange rate changes on cash and cash equivalents	(57)	(30)	27	47.4%
Net increase/decrease in cash and cash equivalents	(19,432)	9,030	28,462	146.5%
Cash and cash equivalents, beginning of period	38,189	26,948	(11,241)	(29.4)%
Cash and cash equivalents, end of period	$18,757	$35,978	$17,221	91.8%

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

We borrow under our revolving credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), advances will be lower and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons, or any other transaction requiring a capital outlay, such as acquisitions, and legal or regulatory settlements. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net, decreased approximately $2.6 million, or 1.3%, to $197.2 million at September 30, 2011 compared to $199.8 million at September 30, 2010.

During the nine months ended September 30, 2010 and 2011, we repurchased 53,024 and 156,604 shares of our common stock, respectively, at a cost of approximately $0.3 million and $0.9 million, respectively. All of these shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded.

During the nine months ended September 30, 2010 and 2011, 42,793 and 73,830 stock options, respectively, were surrendered at a cost of approximately $0.2 million and $0.5 million, respectively, in a net settlement in order to satisfy the exercise price and withholding obligations associated with stock option exercises.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately 41.4% to $115.9 million for the nine months ended September 30, 2011 compared to $82 million for the same period in 2010. The increase in operating cash flows was primarily attributable to an increase in net income of approximately $21.1 million. Additionally, cash flow was favorably impacted by incremental increases of approximately $13.8 million and $3.1 million in income taxes payable and accounts payable, respectively, and an incremental decrease of $17.2 million in other current assets. These increases were partially offset by an incremental decrease of approximately $23.4 in accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately 5% to $61.4 million for the nine months ended September 30, 2011 compared to $58.5 million for the same period in 2010. The increase was primarily a result of increased purchases of property and equipment of $1.7 million, in addition to an incremental increase in advances receivable of $0.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities increased approximately 5.9% to $45.4 million for the nine months ended September 30, 2011 compared to $42.8 million for the same period in 2010, and included net debt repayments of $33.4 million and $30.7 million, respectively, which were partially offset by an increase in changes in book overdrafts of $1.5 million.

Non-GAAP Financial Information

The Company’s management places emphasis on earnings before interest expense, income-based taxes, depreciation and amortization (“EBITDA”). EBITDA, when viewed with the Company’s GAAP results, provides useful information about operating performance and period-over-period growth. Additionally, management believes that EBITDA is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. EBITDA, a non-GAAP measure, should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with GAAP. Our presentation of EBITDA should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.

The following table summarizes the Company’s EBITDA margin for the trailing twelve months ended September 30, 2010 and 2011.

	Trailing Twelve Months
	Ended
	September 30,
	2011	2010
Total revenue	$603,891	$613,222
Earnings before interest, taxes, and depreciation and amortization	119,837	90,425
EBITDA as a percent of revenue	19.8%	14.7%

Reconciliation of EBITDA to Net Income

	Trailing Twelve Months
	Ended
	September 30,
	2011	2010
Net Income	$56,878	$39,850
Adjustments:
Income taxes	45,342	30,094
Depreciation and amortization	13,190	15,670
Interest expense, net	4,427	4,811
Earnings before interest, taxes, depreciation and amortization	$119,837	$90,425

Capital Expenditures

For the nine months ended September 30, 2010 and 2011, we incurred costs related to capital expenditures of approximately $3.6 million and $5.3 million, respectively. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

In Texas, where we operate as a CSO, we offer fee-based credit services to assist customers in obtaining an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the cash advances and certain related fees that are not collected from the customers. As of September 30, 2010 and 2011, the third-party lender’s outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $19 million and $19.5 million, respectively. We are obligated to pay the third-party lender to the extent these amounts become uncollectible. Additionally, if these advances become uncollectible, we are also required to pay the third-party lender all related NSF fees and late fees on these advances.

Because of our economic exposure for losses related to the third-party lender’s advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in our balance sheet at September 30, 2010 and 2011 was approximately $4.4 million and $4.6 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender’s advances are materially greater than our accrual for third-party lender losses, our business, results of operations and financial condition could be adversely affected. See “Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 8. Transactions with Variable Interest Entities.”

Certain Contractual Cash Commitments

Our principal future contractual obligations and commitments as of September 30, 2011, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2011	2012	2013	2014	2015	2016 and thereafter
Long-term debt obligations:
Revolving credit facility	$79,122	$—	$—	$79,122	$—	$—	$—
Mortgage payable	3,732	132	552	594	638	687	1,129
Interest payable on long-term debt obligations	849	67	245	203	158	110	66
Operating lease obligations (1)	106,460	13,961	47,693	29,671	11,787	2,091	1,257
Purchase obligations	6,218	4,512	1,473	204	29	—	—
Total	$196,381	$18,672	$49,963	$109,794	$12,612	$2,888	$2,452

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

As of September 30, 2011, we had approximately $79.1 million outstanding on the revolving portion of our credit facility and approximately $6.5 million of commitments under outstanding letters of credit, leaving approximately $184.4 million available for future borrowings under this credit facility, subject to additional limitations based on certain financial covenants. As of September 30, 2011, the senior leverage covenant restricted that additional availability to approximately $153.7 million.

In general, our borrowings under our revolving credit facility bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America, the administrative agent under the revolving credit facility; and (ii) the sum of the federal funds rate plus 0.5%. The applicable margin is determined each quarter by a pricing grid based on our total leverage ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (“Defined EBITDA”) as defined in the credit agreement. The base rate applicable margin ranges from 1.5% to 2.25% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2.5% to 3.25% based upon our total leverage ratio. As of September 30, 2011, the applicable margin for the prime-based rate was 1.5% and the applicable margin for the LIBOR-based rate was 2.5%.

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

Our obligations under the revolving credit facility are guaranteed by each of our domestic subsidiaries. Our borrowings under the revolving credit facility are collateralized by substantially all of our assets and the assets of our subsidiaries. In addition, our borrowings under the revolving credit facility are secured by a pledge of all of the capital stock, or similar equity interests, of our domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of our foreign subsidiaries. Our revolving credit facility contains various financial covenants that require, among other things, the maintenance of minimum net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed under the revolving credit facility is three and one half (3.5) times trailing 12-month Defined EBITDA, as defined in the credit agreement. The maximum senior leverage allowed under the revolving credit facility is two times trailing 12-month Defined EBITDA as defined in the credit agreement. Our trailing 12-month Defined EBITDA, as defined in the credit agreement, as of September 30, 2011 was approximately $121.5 million. The charge-off ratio, as defined in the revolving credit facility, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.5% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior 12 consecutive months. At September 30, 2011, our charge off ratio was 3.36% and was calculated based on average monthly charge-offs of $9.2 million and average transaction receivables of $273.8 million. We had charge-offs of $31 million during the three months ended September 30, 2011 and could have charged off an additional $37.6 million within the limits of this covenant for the three months ended September 30, 2011. The revolving credit facility contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The revolving credit facility contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $1 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) the failure to pay monetary judgments within 30 days of the due date in excess of $1 million in the aggregate (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the revolving credit facility to become immediately due and payable. We were in compliance with all financial covenants at September 30, 2011. See “Liquidity and Capital Resources” in this section for a description of how we utilize the revolving credit facility to meet our liquidity needs.

We borrow under our revolving credit facility to fund our advances and other liquidity needs. Our day-to-day balances under our revolving credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), advances will be lower and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our credit facility. Our borrowings under our revolving credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases.

Mortgage Payable.  Our corporate headquarters building and related land are subject to a mortgage loan, the principal amount of which was approximately $4.1 million and $3.7 million at December 31, 2010 and September 30, 2011, respectively. The mortgage loan is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage loan is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage loan matures on June 10, 2017. The carrying amount of our corporate headquarters (land, land improvements and building) was approximately $4.4 million and $4.3 million at December 31, 2010 and September 30, 2011, respectively.

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

Purchase Obligations

We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of September 30, 2011, our purchase obligations totaled approximately $6.2 million.

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

•                  dependence upon key executives, particularly our President and Chief Executive Officer; and

•                  the factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2010 or September 30, 2011. The weighted average interest rate on our $112 million of variable interest debt as of December 31, 2010 was approximately 3.36%. The weighted average interest rate on our $79.1 million of variable interest debt as of September 30, 2011 was approximately 2.73%.

We had total interest expense of $1.3 million and $1.1 million for the three months ended September 30, 2010 and 2011, respectively. We had total interest expense of $3.6 million and $3.2 million for the nine months ended September 30, 2010 and 2011, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2011, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $1.5 million and $1.2 million for the nine months ended September 30, 2010 and 2011, respectively.

Foreign Currency Exchange Rate Risk

The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may from time to time elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2010 or September 30, 2011.

As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $2.2 million as of December 31, 2010 and September 30, 2011. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Due to the immateriality of our current operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Part I. Item 1. Financial Statements—Notes to Interim Unaudited Consolidated Financial Statements—Note 6. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1

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

31(i)(A) *	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B) *	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2 *	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of Advance America, Cash Advance Centers, Inc., formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements **

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
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

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

November 7, 2011	By:	/s/ JAMES A. OVENDEN

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

31(i)(A) *	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i)(B) *	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2 *	Certification of Chief Financial Officer of Advance America, Cash Advance Centers, Inc. pursuant to 18 U.S.C. Section 1350 (adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101

The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of Advance America, Cash Advance Centers, Inc., formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements **

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.