Form 10-K
period 2011-12-31
Advance America, Cash Advance Centers, Inc.
filed 2012-03-15
CIK 1299704

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Registrant's telephone number, including area code: 864-515-5600

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

         Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of voting stock (based upon the last reported sales price on the New York Stock Exchange) held by nonaffiliates of the registrant was $381,195,481.

         At March 12, 2012, there were 62,657,274 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this report is incorporated herein by reference from the registrant's proxy statement for the registrant's Annual Meeting of Stockholders or will be provided in an amendment to this Form 10-K containing the applicable disclosure within 120 days after the end of the fiscal year covered by this report.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
Form 10-K
For the year ended December 31, 2011

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

PART I

ITEM 1.    BUSINESS.

Significant Recent Development

        On February 15, 2012, we announced that we had entered into a definitive merger agreement pursuant to which we would be acquired by a subsidiary of Grupo Elektra, S.A. de C.V. ("Grupo Elektra"). Under the terms of the merger agreement, our stockholders will receive $10.50 in cash per share of our common stock.

        The merger agreement permits our board of directors to initiate, solicit, facilitate, encourage, and enter into negotiations with respect to alternative acquisition proposals for our company through March 31, 2012, and to continue with those activities through April 15, 2012 with any third parties that have submitted an acquisition proposal, on or before March 31, 2012, that our board determines in good faith constitutes, or is reasonably likely to lead to, a superior proposal for the acquisition of our company. Our board of directors, with the assistance of its advisors, will actively solicit alternative proposals during this period. There can be no assurance that this process will result in a proposal for our company that is superior to the proposal under the existing merger agreement.

        If there is no superior proposal, we expect the merger transaction with the subsidiary of Grupo Elektra to close in the first half of calendar 2012, subject to customary approvals and closing conditions, including (i) the absence of any law or order that enjoins or otherwise prohibits the consummation of the merger or any other transaction contemplated by the merger agreement; (ii) the absence of any change in laws that would result in a certain agreed upon reduction of our center gross profit; and (iii) receipt of certain other regulatory approvals and/or operating permits and the absence of withdrawal of certain operating permits. Completion of the proposed merger also requires approval by the holders of a majority of the shares of our outstanding common stock. The proposed merger is not subject to a financing condition.

        For additional information about the proposed transaction, see "Item 8. Financial Statements and Supplementary Data—Note. 20 Subsequent Events."

Overview

        We are the largest non-bank provider of cash advance services in the United States, as measured by the number of centers operated. As of December 31, 2011, we operated 2,541 centers in 29 states in the United States, 33 centers in the United Kingdom, and 10 centers in Canada, and had 13 limited licensees in the United Kingdom. Cash advances are typically small-denomination, short-term, unsecured advances that are due on the customer's next payday. We do not franchise any of our centers in the United States or Canada.

        We offer various types of short-term credit products and services depending on applicable legislative and regulatory restrictions. For example, in Texas, we offer fee-based credit services to assist customers in obtaining an extension of consumer credit through a third-party lender. We service installment loans directly to customers in Illinois, Colorado, South Carolina, Tennessee, and Wisconsin, and second mortgage loans in Ohio. We also offer certain complementary products and services. For example, we sell prepaid debit cards in most of our centers as an agent of a bank regulated by the U.S. Office of the Comptroller of the Currency ("OCC"). We also sell money orders and provide money transfer services as an agent of a registered money transmitter. In the future, we may further expand our product and service offerings.

        We focus primarily on providing cash advance services to middle-income working individuals. The table below shows selected demographics of the customers we serve:

	Customers(1)	U.S. Census 2010
Average age (years)	42	39
Median household income	$54,373	$50,046
Percentage homeowners	48%	65%
Percentage with high school degrees	94%	85%

(1)
Based on approximately 385,000 of our randomly selected customers across all states that performed a transaction between November 1, 2010 and October 31, 2011.

        Our goal is to attract customers by offering straightforward, convenient access to short-term funding, while providing high-quality, professional customer service. We believe that our products and services represent a competitive, alternative source of liquidity to the customer relative to other short term credit products, such as overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds, and short-term collateralized loans.

        Our centers, which we design to have the appearance of mainstream financial institutions, are typically located in middle-income shopping areas with high retail activity. As of December 31, 2011, we operated 2,163 centers under the "Advance America" brand and 122 centers under the "National Cash Advance" brand. With the acquisition of the assets of the Valued Services retail storefront consumer finance business of CompuCredit Holding Corporation (the"Valued Services Acquisition"), we now operate 114 centers under the "Check Advance" brand, 89 centers under the "First American Cash Advance" brand, one center under the "First American Cash Loans" brand, 80 centers under the "First American Loans" brand, six centers under the "Purpose Financial" brand and nine centers under the "Purpose Money" brand.

        The following table presents key operating data for our business:

	Year Ended December 31,
	2009	2010	2011
Number of centers open at end of period	2,587	2,352	2,584
Number of customers served—all credit products (thousands)	1,316	1,310	1,347
Number of cash advances originated (thousands)(1)	10,860	10,027	10,561
Aggregate principal amount of cash advances originated (thousands)(1)	$3,922,195	$3,710,133	$3,965,225
Average amount of each cash advance originated(1)	$361	$370	$375
Average charge to customers for providing and processing a cash advance(1)	$53	$55	$55
Average duration of a cash advance (days)(1)(2)	17.6	18.0	18.2
Average number of lines of credit outstanding during the period (thousands)(3)	24	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$10,945	$3,753	$255
Average principal amount on each line of credit outstanding during the period(3)	$410	$251	$89
Number of installment loans originated (thousands)(4)	35	61	79
Aggregate principal amount of installment loans originated (thousands)(4)	$15,992	$27,375	$35,484
Average principal amount of each installment loan originated(4)	$453	$446	$448

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the effect of extended payment plans.

(3)
In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit in September 2010.

(4)
The installment loan activity for 2009 reflects loans we originated as the lender in Illinois only. For 2010, the installment loan activity reflects loans we originated as the lender in Illinois and Colorado. For 2011, the installment loan activity reflects loans we originated as the lender in Illinois, Colorado, South Carolina, Tennessee, and Wisconsin.

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

        Because of the relatively low cost of entry and the regulatory safe harbor that many state statutes provide for cash advance services, our industry experienced significant growth during the late 1990s and early 2000s. However, due to market saturation and to federal and state legislative and regulatory challenges, we believe the number of centers in the cash advance services industry has largely stopped growing in the United States. Additionally, traditional banking institutions, other consumer credit providers, and retailers have introduced products and services that are designed to compete more directly with cash advance services.

Competitive Strengths

        Market Leader with Economies of Scale.    With 2,541 centers located in 29 states as of December 31, 2011, we are the largest non-bank provider of cash advance services in the United States, as measured by the number of centers operated, with approximately twice as many centers as the next largest non-bank provider of cash advance services. We believe our size provides us with a leadership position in the industry, allows us to leverage our brand name, and enables us to benefit from economies of scale and to enter favorable relationships with landlords, strategic vendors, and other suppliers. We have centralized most center support functions, including marketing and advertising, accounting and finance, treasury management, human resources, regulatory compliance, information technology support, and customer support systems.

        Continued Focus on Government Affairs.    We have experience with the legislative and regulatory environment in all of the states in which we operate as well as at the federal level. We are a founding member of the Community Financial Services Association of America ("CFSA"), an industry trade group composed of our company and more than 70 other companies engaged in the cash advance services industry. Our internal government affairs team, together with the CFSA, seeks to encourage favorable legislation that permits us to operate favorably within a balanced regulatory framework. Cash advance legislation we supported was adopted by three states in 2011, and two states in each of 2010 and 2009. Our approach is to continue to work with policymakers and grassroots organizations to provide a predictable and favorable legislative environment for the cash advance services industry.

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

        Customer Satisfaction.    We believe our customers value our safe and convenient locations and the courtesy with which they are treated by our employees. Our cash advance services are cost-competitive and easy to understand. We post our rates and fees on the walls of our stores and our customer documents fully outline the terms of the transaction. The advance process is simple, reliable, and transparent for our customers. We believe our customer service distinguishes us from our competitors and that our customers are more likely than those of other cash advance providers to repay advances in a timely manner, recommend us to friends and family, and return to us the next time the need arises for a cash advance. Periodically, we survey our customers to measure their satisfaction with Advance America. In our most recent survey in October 2010, over 91% of our surveyed customers rated our customer service as good or excellent and 93% said they would consider Advance America in the future.

        Geographical Diversification of Our Centers.    With centers located in 29 states as of December 31, 2011, we believe we have developed a significant presence throughout the United States. This geographic diversification helps mitigate the risk and possible financial impact of unfavorable legislative changes or the economic environment of a particular region and allows us to take advantage of competitive opportunities in those markets. For the year ended December 31, 2011, Florida, California, and Texas, which accounted for approximately 12.9%, 12.1%, and 12%, respectively, of our total revenues, were the only states that accounted for more than 10% of our total revenues.

Business Strategy

        Maintain Position as the Market Leader.    A principal component of our strategy is being a leading provider of cash advance services in each market where we operate. We believe that by continuing to offer the convenience of multiple locations, as well as exceptional customer service, we will maintain a high level of customer satisfaction. In general, we believe there are few opportunities for new markets in the United States and we have reduced new center openings accordingly. In the United States, we opened 19 centers in 2010 and 12 centers in 2011. The acquisition of CompuCredit's retail operations in October 2011 helped grow our business with the addition of approximately 300 retail stores. We currently expect to open approximately 25 centers during 2012. We may also consider future opportunities to acquire cash advance companies or businesses in select markets.

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

        Continue to Drive Center Operating Performance.    We strive to have all of our centers match the operating performance of the best centers in their market. To do this, our employees are evaluated and compensated, in part, based on their achievement of operational and regulatory compliance goals, which we adjust each year to account for the continued improvement in our business. The three key metrics we reward are: (1) maintaining a high level of compliance with applicable laws and regulations; (2) meeting stated target volume objectives; and (3) meeting loss targets. We believe that by focusing on these specific goals and tying them to employee compensation, we can improve operating performance in all our centers.

        Support Improvement of the Legislative and Regulatory Environment.    As of December 31, 2011, 34 states had specific laws that permitted cash advances or related services, 29 of which we believe offer a regulatory framework that balances consumer interests while allowing profitable cash advance operations. We remain committed to working with policymakers and grassroots organizations to facilitate the implementation of a balanced, viable, and predictable regulatory framework that protects the interests of the customers we serve while allowing us to operate profitably.

        Further Expand Our Product and Service Offerings.    While our primary focus continues to be on cash advance services, we continue to explore complementary product and service offerings to take advantage of our brand name and national footprint. Over the last several years, we began to offer prepaid debit cards and money transfer services as an agent for third-party vendors. We also offer gold buying and tax services. We believe these products increase customer satisfaction and revenue.

        Expand Distribution Channels.    During 2008, we began accepting online cash advance applications through Advance America websites, where customers may either (1) apply for cash advances from us and come to a center to complete their transactions or (2) apply for cash advances from third-party lenders that will be deposited directly to their bank account.

Our Services

  Cash Advance Services

        Our primary business is offering cash advance services, which include cash advances and installment loans. However, we also offer certain complementary products and services.

        In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for services ranging from single cash advances to installments with closed-end terms. The particular cash advance services may change in response to changes in state law and federal law. Additionally, where permitted by applicable law, we may service customers for a third-party lender. For example, we operate as a credit services organization ("CSO") and a credit access business ("CAB") in Texas, where we offer a fee-based credit services package to assist customers in trying to obtain an extension of consumer credit through a third-party lender. Under the terms of the agreement with this lender, we process customer applications and are contractually obligated for all losses.

        The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services we currently offer also vary by jurisdiction and range up to 22% of the amount of the cash advance.

        We may charge and collect fees for returned checks, late fees, and other fees as permitted by applicable law. Fees for returned checks or electronic debits that are declined for non-sufficient funds ("NSF") vary by state and range up to $30, and late fees vary by state and range up to $50. For each of the years ended December 31, 2011 and 2010, total NSF fees collected were approximately $2.9 million and total late fees collected were approximately $1 million and $0.9 million, respectively. In Texas and online, the third-party lender charges NSF fees and late fees in accordance with applicable law.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in person, completing an application, and receiving a cash advance from us; (2) by visiting our website, beginning the application process online, and then visiting one of our centers in person to complete the application and receive a cash advance from us; or (3) by visiting our website, completing an application online with a third-party lender, and receiving a cash advance from the third-party lender, which is directly deposited into the customer's bank account.

        Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of the third-party lender. The customer's identification, proof of income and/or employment and proof of bank account are verified. We determine whether to approve a cash advance and the size of a cash advance based primarily on a customer's income. We do not perform credit checks through consumer reporting agencies. In 2011, we implemented a proprietary eligibility assessment model ("EAM") using fraud attributes in conjunction with our customer application information to make underwriting decisions with respect to our first-time customers and to reduce our loan fraud rate. This approach helps to insure compliance with the Fair Lending and Equal Credit Opportunity rules. The model is used extensively throughout our cash advance center network, but not currently used for online advances where the applicable third-party lender determines their own underwriting decisions.

        After the required documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes, and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance and charges for applicable fees and interest of the balance due under the agreement. The customer then makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance and applicable charges. However, some customers are not required to provide a personal check or ACH authorization and payment cycles may vary depending upon state law and type of service. At the specified due date, the customer is required to make a payment, usually a payment of the total cash advance and applicable fees and interest. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

        Upon payment in full, a customer's check may be returned and/or their ACH authorization deemed to be revoked. If the customer does not repay the outstanding cash advance in full on or before the due date, we will seek to collect the amount of the cash advance and any applicable fees, including any applicable late and NSF fees due, and may deposit the customer's personal check or initiate the electronic payment from the customer's bank account.

  Other Products

        We offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio, we currently offer check-cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process, and/or service at our centers pursuant to an agreement with the third party. For instance, we currently offer pre-paid debit cards and money orders, money transmission, bill payment services, and income tax return preparation and processing services. Our Advance America branded pre-paid Visa debit card is issued by a bank regulated by the OCC. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from cardholder purchases and subsequent activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges, and point of sale purchases. We sell money orders and provide money transfer services and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made at our centers. In over half of our centers, pursuant to an agreement, we act as an agent of a third party which uses its software to process and prepare income tax returns. We earn a percentage of the return preparation and electronic filing fees charged by the third party, and a commission on the refund anticipation loans that are made by the third party.

        During the fourth quarter of 2011, we launched our gold buying product in Florida, Ohio, and Texas. We use in-store testing equipment to evaluate the purity and weight of the gold items presented. A broker is utilized to re-evaluate the gold purchased and sell the items to refiners. We also acquired centers offering gold purchasing services in Alabama, Kentucky, Ohio, Oklahoma, Tennessee, and Wisconsin, through the Valued Services Acquisition.

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

        In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. In 2011, we implemented our proprietary EAM, which uses a statistical-based approach to assess eligibility. We require proof of identification, bank account, and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

  Collection Procedures

        Repayment terms vary depending upon state law, the type of cash advance service offered, and whether the cash advance was completed online or in one of our centers. Generally, as part of the closing process, we explain the customer's repayment obligations and establish the expectation that the customer will pay us in cash on or before the due date in accordance with their agreement with us. The day before the due date, we generally call the customer to confirm their payment due date.

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

        If, at the end of this past-due collection period or Payment Plan, the center has been unable to collect the amount due, the customer's check is deposited or their ACH authorization is processed. Additional collection efforts are not required if the customer's deposited check or ACH debit clears. If the customer's check or ACH debit does not clear and is returned because of non-sufficient funds in the customer's account or because of a closed account or a stop-payment order, we initiate additional collection efforts. These additional collection efforts are carried out by center employees and typically include contacting the customer by telephone to obtain payment or a promise to pay and attempting to exchange the customer's check for a cashier's check, if funds become available. We also send out a series of collection letters, which are automatically distributed from a central location based on a set of pre-determined criteria.

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

  Credit Facility

        We depend on borrowings under our credit facility to fund our products and services and our other liquidity needs. Our day-to-day balances under our credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from loan originations and cash collections on existing loans. Our borrowings under our credit facility will also increase as the demand for cash advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak and customer demand for new cash advances decreases.

Center Operations

  Centers

        We operate the largest non-bank network of cash advance centers in the United States. The following table illustrates the composition of our center network by geographic area as of the specified dates:

	As of December 31,
State	2009	2010	2011
Alabama	142	139	151
Arizona(1)	48	—	—
California	282	278	274
Colorado(2)	62	31	44
Delaware	16	14	15
Florida	241	241	243
Idaho	7	6	5
Illinois	65	62	60
Indiana	100	95	94
Iowa	34	34	36
Kansas	53	53	51
Kentucky	44	44	83
Louisiana	84	82	82
Michigan	151	153	153
Mississippi	61	61	83
Missouri	86	83	82
Montana(3)	2	—	—
Nebraska	22	20	20
Nevada	13	11	11
North Dakota(4)	6	2	—
Ohio(5)	181	174	261
Oklahoma	67	67	82
Rhode Island	21	20	20
South Carolina	140	129	158
South Dakota	11	11	11
Tennessee	62	61	83
Texas	244	244	239
Utah	6	3	3
Virginia(6)	139	82	78
Washington(7)	91	46	14
Wisconsin	62	56	94
Wyoming	10	11	11

Total United States	2,553	2,313	2,541
Canada	13	18	10
United Kingdom	21	21	33

Total	2,587	2,352	2,584

Effective October 2011, as a result of the Valued Services Acquisition, we acquired 13 centers in Alabama, 13 centers in Colorado, 42 centers in Kentucky, 23 centers in Mississippi, 87 centers in Ohio, 15 centers in Oklahoma, 41 centers in South Carolina, 22 centers in Tennessee, and 43 centers in Wisconsin.

(1)
We closed all of our centers in Arizona during 2010.

(2)
We closed or consolidated 31 centers in Colorado during 2010.

(3)
We closed all of our centers in Montana during the fourth quarter of 2010.

(4)
We closed all of our centers in North Dakota during the second quarter of 2011.

(5)
We closed or consolidated 63 centers in 2009 and 7 centers in 2010 in Ohio.

(6)
We closed or consolidated 57 centers in Virginia during 2010.

(7)
We closed or consolidated 45 and 32 centers in Washington during 2010 and 2011, respectively.

  Internal Compliance Audit

        We have a staff of internal regulatory auditors based throughout the United States whose function is to monitor compliance by our centers with applicable federal and state laws and regulations, the CFSA Best Practices, and our internal policies and procedures. The auditors conduct periodic audits of our centers. They typically spend one to two days to complete each audit, although the time may vary if a more extensive investigation is needed. The auditors typically review customer files, reports, held checks, cash controls, and compliance with state specific legal requirements and disclosures. Upon completion of an audit, the auditor will conduct an exit interview with the center personnel and/or the divisional director and discuss issues found during the review. As part of the internal audit program, reports for management regarding audit results are prepared to help identify compliance issues that need to be addressed and areas for further training.

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

        The cash advance services industry is highly fragmented. In April 2011, Stephens, Inc. estimated that there were approximately 19,500 outlets (including our own centers) in the United States, down 0.1% from the prior year. Our network of 2,541 centers in the United States as of December 31, 2011 represents the largest network of such centers in the United States. We believe that our two largest cash advance company competitors, Check 'n Go and Check into Cash, have approximately 1,000 and 1,100 cash advance centers, respectively. We also believe that QC Holdings, Inc. has over 500 locations in the United States. The remaining competitors are primarily smaller chains and single-unit operators. We also compete with businesses offering cash advances and short-term loans over the internet as well as by phone, many of whom operate outside of the state regulatory framework.

        In addition to businesses that provide cash advance services as their core product line, there are other companies that offer cash advance services as an ancillary financial product to their customers. These include banks and credit unions, which provide cash advance services to their customers as an alternative or in addition to overdraft services, some of which have a much larger branch and automated teller machine network than our center network. These also include companies with the primary business of cashing checks, selling money orders, providing pawn lending, title lending, money transfer services, or offering similar financial services. These competitors include Dollar Financial Corp., ACE Cash Express, Inc., and Cash America International, Inc.

Marketing and Advertising

        The goal of our marketing strategy is to maximize revenues by attracting new customers and cross-selling all of our products and services to existing customers. We use the results of data analysis from our customer database to target prospects who have characteristics similar to the customers we serve.

        Our mass media advertising (primarily through television, direct mail, radio, internet, and the yellow pages) increases awareness, acceptance, and, ultimately, the use of our products and services. We utilize marketing promotions at our centers with high-impact, consumer-relevant, point-of-purchase materials such as brochures, flyers, and posters. Local marketing also includes attendance at, or sponsorship of, community events such as food and toy drives, and other events.

        Our advertising expenditures fluctuate from quarter to quarter based on our perception of market opportunities and customer needs.

        In 2011, we launched "You Might Be Surprised," a national campaign that extends our brand and explains our product and industry through stories shared by our customers.

Information Systems

        We use both proprietary and third-party point-of-sale systems to record transactions in our centers. The point-of-sale systems are also used at our headquarters to develop information for management. We also use a third-party cash reconciliation software system to reconcile bank accounts and monitor cash receipts and disbursements.

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

        Transaction data gathered by our point-of-sale system is integrated into our management information system, general ledger, and cash reconciliation software. Third-party point-of-sale systems are not fully integrated at present. Our point-of-sale systems and cash reconciliation software allow us to:

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

        We maintain and test a disaster recovery plan for our critical networked systems. Our back-up data tapes are housed by a third party at an off-site location. We also own back-up computer equipment and real-time data storage that is housed at an off-site facility to provide us with access to needed systems in the event of an emergency that disables equipment at our headquarters.

Security

        Security and loss prevention play a critical role in the daily operations of our centers. Each center is provided with 24-hour third-party monitoring. Physical security provided to each center includes digital safes, wired hold-up alarm buttons, and secure locking systems. Additionally, most of our centers are equipped with 24-hour security cameras.

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Cash shortages from employee and third-party theft and errors were approximately $1 million (0.16% of total revenues) in 2011, $1.3 million (0.22% of total revenues) in 2010, and $1.7 million (0.27% of total revenues) in 2009.

Human Resources

        Our North American operations are divided into zones, regions, and divisions, which we believe allows for a more effective management process. A zone has approximately 500 to 750 centers and includes centers in more than one state. We currently have four North American zones, each with a zone director responsible for the operations, administration, staffing, and general supervision of the centers in his or her zone. Regions include 10 to 153 centers organized into two to 11 divisions and are supervised by regional directors who report to a zone director. Divisions include four to 20 centers and are supervised by divisional directors who report to a regional director. Determination of region and division alignment is usually based upon geographic considerations and is periodically revised as centers are opened, closed, or consolidated. Our four zones in North America currently include 24 regions and 193 divisions. Within the United Kingdom we have a single zone and four regions.

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

Employees

        We currently have approximately 6,465 employees, including approximately 5,964 center employees, 196 divisional directors, 24 regional directors, four zone directors, and 276 corporate employees and support personnel.

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

Other

        Advance America, Cash Advance Centers, Inc. is a Delaware corporation that was incorporated on August 11, 1997. Our principal executive offices are located at 135 North Church Street, Spartanburg, South Carolina 29306. Our telephone number at that location is (864) 515-5600. We maintain an internet website at http://www.advanceamerica.net. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). Information on our website is not incorporated by reference into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding us at www.sec.gov. In addition, any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

        In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which authorized the creation of the Consumer Financial Protection Bureau ("CFPB") to regulate a variety of consumer finance transactions. The CFPB has regulatory, supervisory, and enforcement powers over non-bank providers of consumer financial products and services, like us. The CFPB has explicit supervisory authority to: (i) examine and require registration of providers of consumer financial products and services, including providers of consumer loans such as us; (ii) adopt rules describing specified acts and practices as being "unfair," "deceptive," or "abusive," and hence unlawful; and (iii) impose recordkeeping obligations. We do not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by us or the timeframe in which the CFPB may consider such rules.

        The CFPB has indicated that it intends to systematically gather data to obtain a complete understanding of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which, in conjunction with the CFPB's supervision and examination manual is the field guide CFPB examiners will use when examining small-dollar lenders such as Advance America. The CFPB's examination authority permits CFPB examiners to inspect our books and records and ask questions about our business. The CFPB's examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities, sustained use by consumers, collection activities, defaults, consumer reporting and third-party relationships. We have incurred, and will continue to incur, additional expenses in an effort to monitor and comply with CFPB regulations. Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that the CFPB could propose and adopt rules that would make short-term consumer lending products and services materially less profitable or even impractical to offer, which could force us to modify or terminate certain of our product offerings in the United States. The CFPB also could adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules may have a material adverse effect on our business, results of operations, and financial condition or could make the continuance of all or part of our current U.S. business impractical or unprofitable.

        In addition to the Dodd-Frank Act's grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB's own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, results of operations, and financial condition.

        Our products and services are subject to a variety of other federal laws and regulations, such as the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act"), and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate.

        Our marketing efforts and the representations we make about our advances also are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission ("FTC") enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

State Regulation

        Our business is regulated under a variety of enabling state statutes, including payday loan, deferred presentment, check-cashing, money transmission, small loan, CSO, and CAB state laws, all of which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2011, we operated in 29 states because we believe it is attractive to operate in those states due to specific legislation that enables us to offer economically viable products. We currently do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in those jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density, or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables. Despite the lack of specific laws, other laws may permit us to offer products and services in these states.

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

        During the last few years, legislation that prohibits or severely restricts our products and services has been introduced or adopted in a number of states and at the federal level, and we expect that trend to continue for the foreseeable future. Legislation was adopted in New Hampshire in 2008 that effectively prohibits us from offering cash advances to consumers in that state. As a result, in February 2009, we decided to close all of our centers in New Hampshire. In January 2012, new enabling legislation was adopted in New Hampshire but was subsequently vetoed by New Hampshire's governor. Also in January 2012, a bill went into law in Mississippi, which, among other things, modifies certain aspects of our cash advance product in that state and extends the statute's sunset provision through 2016. In Montana, a bill became effective on January 1, 2011, which resulted in us discontinuing our operations in that state. In Colorado, new legislation enacted in August 2010 permits a multiple installment loan product that has significantly reduced our profits in Colorado. Further, legislation permitting cash advances in Arizona expired on July 2, 2010, and, as a result, we ceased operating in Arizona. In response to and in anticipation of law changes like these, we are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may require us to cease operations, while other changes may result in less significant short-term or long-term changes, interruption in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we are able to develop legal and financially viable alternative products and services.

        Statutes authorizing our products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules, even if not contained in state statutes, that effect the way we conduct business and may force us to terminate or modify our operations in particular states. Regulators may also impose rules that are generally adverse to our industry.

        In some cases, we rely on the interpretations of state attorneys general or the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that the interpretations of applicable laws and regulations also may change and negatively affect our business.

        Additionally, state attorneys general and banking regulators scrutinize our products and services and may take actions that could require us to modify, suspend, or cease operations in their respective states. For example, in March 2008, the Arkansas Attorney General demanded that our Arkansas subsidiary immediately cease offering deferred presentment transactions. As a result, we closed all of our centers in Arkansas in October 2008. Similarly, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we closed all of our centers in Pennsylvania. See "Item 3. Legal Proceedings." Other actions could be taken against us or our industry in the future by other state attorneys general and banking regulators that require us to suspend or cease operations in such jurisdictions or that have a negative effect on our business.

        State-specific legislative or regulatory action can reduce our revenues and/or margins in a state, cause us to temporarily operate at a loss in a state, or even cause us to cease or suspend our operations in a state. From time to time, we may also choose to operate in a state even if legislation or regulations cause us to operate at a loss in that state.

Local Regulation

        In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning and occupancy regulations. These local rules and regulations are subject to change and vary widely from state to state and city to city.

Foreign Regulation

        In the United Kingdom, consumer lending is governed by the Consumer Credit Act of 1974, which was amended by the Consumer Credit Act of 2006, and related rules and regulations supplemented by guidance. Most recently the legislative regime changed in February 2011 with the implementation of a series of regulations to implement the European Consumer Credit Directive. Our subsidiaries in the United Kingdom must maintain licenses from the Office of Fair Trading, which is responsible for regulating consumer credit and competition, for policy and for consumer protection. The United Kingdom also has rules regarding the presentation, form, and content of loan agreements and pre-contract information including statutory warnings and the layout of financial information and post-contractual requirements including debt collection notices. In addition, all consumer credit lenders are subject to detailed rules governing data protection and anti-money laundering that require checks to be undertaken on customers to verify their identity. In Canada, the Canadian Parliament amended the federal usury law to transfer jurisdiction and the development of laws and regulation of our industry to the respective provinces. To date, eight provinces have proposed substantive regulation of our industry. In general, the proposed regulations require lenders to be licensed, set maximum fees, and regulate collection practices. However, the proposed regulations may undergo significant additional revisions.

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

        Other than standard cleaning and gold testing products, we do not use chemicals or other agents governed by federal, state, or local environmental laws in conducting business operations. Based upon these measures, we believe that our centers are in substantial compliance with all applicable environmental, health and safety requirements.

ITEM 1A.    RISK FACTORS.

Risks Related to Our Proposed Merger with a Subsidiary of Grupo Elektra

If we fail to satisfy the conditions to consummation of the proposed merger, you may not receive the offering price and we may have to pay a termination fee to a subsidiary of Grupo Elektra.

        On February 15, 2012, our Board of Directors announced that we had entered into a merger agreement with a subsidiary of Grupo Elektra in which Grupo Elektra has agreed to acquire control of all of our outstanding shares for $10.50 per share. If we or the subsidiaries of Grupo Elektra fail to satisfy the conditions to consummation of our pending merger, you may not be entitled to receive the merger consideration of $10.50 per share and the market price of our common stock may decline significantly. In certain circumstances, we may be required to pay a termination fee. The merger agreement provides that, upon termination related to a change by our board of directors of its recommendation that our stockholders approve the merger, our entry into a definitive agreement with respect to an acquisition proposal, or under certain other specified circumstances, we would be required to pay a termination fee. If the merger agreement is terminated in order to enter into a definitive agreement with respect to an acquisition proposal initially received by us during the solicitation period, we will be required to pay to a subsidiary of Grupo Elektra the amount of $10 million, plus its documented out-of-pocket costs and expenses up to $5 million. If the termination fee becomes payable under certain other circumstances, we will be required pay to a subsidiary of Grupo Elektra the amount of $22.5 million, plus its documented out-of-pocket costs and expenses up to $5 million.

        Moreover, the announcement of the merger may have a material adverse effect on our customer relationships, operating results, and business generally, including our ability to retain key employees.

A series of purported class action lawsuits filed against us, members of our board of directors, our chief financial officer, and Grupo Elektra could interfere with or impede our ability to consummate the merger and may affect our business, results of operations, and financial condition.

        Since the announcement of our pending merger on February 15, 2012, a series of five purported class action lawsuits have been filed against us, the members of our board, our chief financial officer, and Grupo Elektra and certain of its affiliates. The complaints allege that the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to its stockholders and that all defendants have aided and abetted the alleged breaches of fiduciary duty by the individual defendants, and seek declaratory and injunctive relief. Although we intend to defend each of the purported class actions vigorously and believe they are without merit, these lawsuits could interfere with or impede our ability to consummate the merger and we could be forced to incur significant legal costs that could have a material adverse effect on our business, results of operations, and financial condition.

If our proposed merger with a subsidiary of Grupo Elektra is approved by our stockholders, our common stock will no longer be traded on the New York Stock Exchange and you will not be able to participate in our growth or any synergies resulting from the merger.

        If our proposed merger with a subsidiary of Grupo Elektra is approved by our stockholders at an upcoming special meeting, then:

  •
  we will become a wholly-owned subsidiary of Grupo Elektra;

  •
  you will no longer participate in our growth and will not participate in any synergies resulting from the merger; and

  •
  we will no longer be a public company, and our common stock will no longer be traded on the New York Stock Exchange.

Risks Related to Our Business and Industry

Our industry is regulated under federal law and is subject to federal and state unfair and deceptive practices statutes. Our failure to comply with these regulations and statutes could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Although states have historically provided the primary regulatory framework under which we offer advances, certain federal laws also affect our business. See "Item 1. Business—Federal Regulation." We must comply with the Federal Truth-in-Lending Act and Regulation Z adopted under that Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair and Accurate Credit Transaction Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act. We are also subject to the Dodd-Frank Act, which subjects us to supervision by the CFPB, the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the PATRIOT Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In addition, our marketing efforts and statements we make about our products and services are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce analogous state statutes. If we are found to have violated any of these statutes, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

The Consumer Finance Protection Bureau has not yet issued regulations governing the cash advance industry, which regulations, when issued, could have a material adverse effect on our business.

        In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation authorized the creation of CFPB with broad regulatory powers over banks and non-depository companies that offer consumer financial services, including cash advances and other consumer credit products. Under this new legislation, the CFPB has the authority to examine companies that offer consumer financial services, and the exclusive authority to enforce federal consumer financial laws. The CFPB also has rulemaking authority with respect to several federal consumer financial protection laws, including many of the statutes listed above. Although we cannot currently predict how, when, or if the CFPB will impose additional regulations that could affect us, the CFPB may promulgate regulations that would effect the consumer credit products that we offer and have a material adverse effect on our business, prospects, results of operations, and financial condition. Failure to comply with applicable regulations could subject us to regulatory enforcement action that could result in civil, monetary, or other penalties and could have a material adverse effect on our business, prospects, results of operations, and financial condition.

A federal law that imposes a cap on our fees and interest would likely eliminate our ability to continue our current operations.

        Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Federal and state legislators continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2008 and 2009, bills were introduced in the U.S. Congress that would have placed a cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cents-per-dollar borrowed ($0.15/$1.00) cap on fees for cash advances and would have implemented other consumer protections. Other bills have been introduced that would have limited to six the number of cash advances a customer would be permitted to receive in any 12-month period. Any federal legislation or regulation that places restrictions on cash advances and similar services could have a material adverse effect on our business, prospects, results of operations, and financial condition. Any federal law that would impose a 36% APR limit or prohibit or severely restrict cash advance services would likely eliminate our ability to continue our current operations.

Our industry is highly regulated under state law. Changes in state laws and regulations, or our failure to comply with existing laws and regulations, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is regulated under a variety of enabling state statutes, including cash advance, deferred presentment, check cashing, money transmission, small loan, and CSO/CAB laws, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our business. In some states, referenda initiatives have been proposed that allow voters to limit or prohibit our ability to conduct our business in a profitable manner. As of December 31, 2011, we operated in 29 states. Currently, we do not conduct business in the remaining states or in the District of Columbia because we do not believe it is economically attractive to operate in these jurisdictions due to specific legislative restrictions, such as interest rate ceilings, an unattractive population density, or unattractive location characteristics. However, we may open centers in any of these states or the District of Columbia if we believe doing so may become economically attractive because of a change in any of these variables.

        In recent years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. Such new or modified legislation could have a material adverse effect on our results of operations. For example, in Colorado, legislation enacted in August 2010 permits a multiple installment loan product and caused us to operate at a loss in that state. Further, legislation permitting cash advances in Arizona expired on July 2, 2010, and, as a result, we ceased operations in Arizona. During the first quarter of 2010, laws that implemented a state-wide database went into effect in Kentucky, South Carolina, and Washington. A similar law in Wisconsin took effect on January 1, 2011. In Montana, a law became effective on January 1, 2011, which caused us to cease operations in that state. In January 2012, a law was enacted in Mississippi, which, among other things, modified certain aspects of our cash advance product in that state and extended the statute's sunset provision through 2016.

        Laws prohibiting cash advances and similar products and services or making them less profitable, or even unprofitable, could be passed in any other state at any time or existing enabling laws could expire or be amended, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. For instance, an Illinois law enacted in March 2011 created a longer-term product with multiple installments, applicable fees, and a statewide database reporting requirement. We began offering products conforming to this new legislation in June 2011. Although this law has had a negative effect on our revenue and profitability in Illinois, we currently believe that operations in Illinois will remain economically viable. From time to time, we may also choose to operate in a location even if applicable legislation or regulations cause us to lose money on our operation in that location. For example, we currently operate at a loss in Colorado, Washington, and Wisconsin and we may decide to exit these states entirely if we determine that the laws and regulations do not permit profitable operations. Any similar actions or events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Statutes authorizing cash advance and similar products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. In most states, we are required to apply for a license, file periodic written reports regarding business operations, and undergo comprehensive state examinations to ensure that we comply with applicable laws. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations. They may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or our failure to comply with licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In some cases, we rely on the interpretations of state attorneys general and the staff of state regulatory bodies with respect to the laws and regulations of their respective jurisdictions. These staff interpretations generally are not binding legal authority and may be subject to challenge in administrative or judicial proceedings. Additionally, as the staff of state regulatory bodies change, it is possible that their interpretations of applicable laws and regulations also may change to the detriment of our business. As a result, our reliance on staff interpretations could have a material adverse effect on our business, results of operations, and financial condition.

        Additionally, state attorneys general and banking regulators scrutinize cash advances and other alternative financial products and services and may take actions that require us to modify, suspend or cease operations in their respective states. For example, as a result of an adverse ruling in July 2007 in a case brought by the Pennsylvania Department of Banking, we suspended our operations and subsequently closed all of our centers in Pennsylvania. See "Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies." The closures in Pennsylvania have had an adverse effect on our results of operations and financial condition. Similar or additional actions could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Unauthorized disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation and penalties and cause us to lose customers.

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

        If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers. Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business prospects, results of operations, and financial condition.

Current and future litigation, regulatory proceedings, and other legal proceedings against us and our officers and directors could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        Our business is subject to lawsuits, regulatory proceedings, and other legal proceedings, including government investigations, that generate adverse publicity, cause us to incur substantial expenditures, and could significantly impair our business and/or force us to cease doing business in one or more states. See "Item 3. Legal Proceedings." Our officers and directors are often also named in these lawsuits or subject to these matters. Our amended and restated certificate of incorporation, our bylaws, and indemnification agreements provide that our officers and directors are entitled to have us indemnify them for damages and advance expenses incurred in defending against these lawsuits and proceedings, including governmental enforcement investigations and proceedings. Accordingly, we may also incur significant expenditures in connection with matters involving our current or former officers and directors. Any of these lawsuits, regulatory proceedings, or other legal matters could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        We, and our officers and directors, are likely to be subject to further litigation and proceedings in the future. The consequences of an adverse ruling in any current or future litigation or proceeding could cause us to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, and/or modify or terminate our operations in particular states. We also may be subject to adverse publicity as a result of litigation and investigations. Defense of any lawsuits or proceedings, even if successful, and responding to investigations requires substantial time and attention on the part of our management personnel that otherwise would be spent on other aspects of our business, and requires the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits also may result in significant payments and modifications to our operations. Further, actions against our officers and directors may impair our ability to obtain, renew, or maintain various licenses that are necessary for us to conduct business. Any of these events could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our inability to effectively, efficiently, and profitably introduce or manage new products or alternative methods for conducting business could have a material adverse effect on our business, prospects, results of operations, and financial condition.

        In 2007, we began selling money orders and providing money transfer services. We also began offering prepaid debit cards in 2007 as an agent of a bank regulated by the OCC. In 2009, we began offering cash advances pursuant to the Ohio Second Mortgage Act. We also intend to introduce additional products and services in the future.

        We regularly offer new or modified products and services. In 2011, we began offering installment products in five states. Also, we modified cash advances in Wisconsin in conformance with new legislation. In order to offer new or modified products and services, we need to comply with additional regulatory and licensing requirements. Each modification, new product or service, and alternative method of conducting business is subject to risk and uncertainty and requires significant investment in time and capital, including additional marketing expenses, legal costs, and other incremental start-up costs. We cannot assure that we will be able to successfully introduce any new products or services or do so in a timely or profitable manner. We also may fail to modify or test adequately our point-of-sale system, collection procedures, customer contracts, monitoring, and other operations prior to offering a new product. Any failure to offer new products or services could result in fines, suspensions, or legal actions against us and could have a material adverse effect on our business, prospects, results of operations, and financial condition. Furthermore, we cannot predict the demand or loss experience for new products or services, nor do we know if we will be able to offer these new products or services in an efficient manner or on a profitable basis. Our failure to do so, or low customer demand or high loss experience for any of these new services or products, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        We operated centers in 29 states during the year ended December 31, 2011, and our five largest states (measured by total revenues) accounted for approximately 53.6% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that a significant portion of our revenues will continue to be generated from certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive, and other conditions in those states. For example, during 2011, California, Florida, and Texas each accounted for more than 10% of our total revenues. Changes to any of these conditions in the markets in which we operate could lead to a reduction in demand for our products and services, a decline in our revenues, or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition. For example, regulatory changes occurring in Arizona, Colorado, and Washington caused us to close or consolidate our centers in these states in the last two years. In prior years, regulatory changes in Ohio and New Hampshire, and actions by state regulators, such as those in Pennsylvania and Arkansas, have also caused us to close or consolidate centers. Regulatory changes in any one of our larger states may have a material adverse affect on our business, prospects, results of operations, and financial condition.

Adverse economic conditions may significantly and adversely affect our business, prospects, results of operations, financial condition, and access to liquidity.

        The current global economic crisis may adversely affect our business in several ways. For example, the rise in unemployment levels will likely reduce the number of customers who qualify for our products and services, which in turn may reduce our revenues. Similarly, reduced consumer confidence and spending may decrease the demand for our products. Also, we are unable to predict how the widespread loss of jobs, housing foreclosures, and general economic uncertainty may affect our loss experience. Our methodology for establishing our provision for doubtful accounts is based in large part on our historic loss experience. If customer behavior changes as a result of current economic conditions, our provision may be inadequate. Additionally, because we rely on our credit facility to fund customer advances, conditions in the credit markets could cause our access to liquidity to be restrained or even eliminated as a result of a default by our lenders, a failure by us to comply with covenants under our credit agreement or our inability to renew, extend, or modify our existing credit facility. If we are unable to maintain access to external sources of liquidity, our ability to finance our current operations or future dividends would be impaired. Lastly, given the unprecedented nature of the current economic crisis, our business may be adversely affected in ways that we are unable to anticipate.

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

We depend to a substantial extent on borrowings under our credit facility to fund our liquidity needs, including cash dividends.

        We have an existing credit facility that allows us to borrow up to $300 million, assuming we are in compliance with a number of covenants and conditions, including, but not limited to, a senior leverage limitation of two times trailing twelve month EBITDA, as defined in the credit agreement. As of December 31, 2011, the senior leverage limitation was approximately $275.5 million. Because we may use substantially all of our available cash generated from our operations to repay borrowings on our credit facility on a current basis, we expect that a substantial portion of our liquidity needs, including any amounts to pay future quarterly cash dividends on our common stock, may be funded from borrowings under our credit facility. While we had approximately $180.1 million of unused borrowings under this facility as of December 31, 2011, the senior leverage covenant restricted our additional availability to $152.1 million. Due to the seasonal nature of our business, our borrowings are historically the lowest during the first calendar quarter and increase during the remainder of the year. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future. If we are unable to do so, our ability to pay future dividends or finance our current operations or potential growth will likely be impaired.

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

        Our future success depends to a significant degree upon the members of our senior management, particularly J. Patrick O'Shaughnessy, our President and Chief Executive Officer, and James A. Ovenden, our Executive Vice President and Chief Financial Officer. Messrs. O'Shaughnessy and Ovenden are instrumental in the operation of our business. The loss of Mr. O'Shaughnessy's or Mr. Ovenden's services could have a material adverse effect on our business, results of operations, and financial condition.

The provision for doubtful accounts may increase and net income may decrease if we are unable to collect customers' personal checks or Automated Clearing House ("ACH") authorizations.

        We may not be able to collect customers' checks or Automated Clearing House ("ACH") authorizations because of non-sufficient funds in the customers' bank accounts, closed accounts, stop-payment orders or a variety of other reasons, including laws that prevent us from doing so. For the years ended December 31, 2011 and 2010, we deposited customer checks or presented an Automated Clearing House ("ACH") authorization for approximately 6.7% and 6.5%, respectively, of all the customer checks and ACHs we received and we were unable to collect approximately 63% and 64%, respectively, of these deposited customer checks or presented ACHs. Total charge-offs, net of recoveries, for the years ended December 31, 2011 and 2010 were approximately $106.8 million and $108 million, respectively. If the number of customer checks that we deposit or ACHs that we present increases or the percentage of the customers' checks or ACHs that we charge-off increases, our provision for doubtful accounts will increase which will negatively affect earnings.

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

        At December 31, 2011, the total of our allowance for doubtful accounts and accrual for third-party lender losses increased to $54.9 million from $53.8 million at December 31, 2010. This amount, however, is an estimate. If our actual losses are greater than our allowance for doubtful accounts and accrual for third-party lender losses, our provision for doubtful accounts would increase. This could result in a decline in our future earnings, which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We have a significant amount of goodwill which is subject to periodic review and testing for impairment.

        A significant portion of our total assets at December 31, 2011 is comprised of goodwill. Under generally accepted accounting principles, goodwill is subject to periodic review and testing or assessments to determine if it is impaired. These tests require projections of future cash flows. Unfavorable trends in our industry and unfavorable events or disruptions to our operations can affect these projections and estimates. For example, in conjunction with our decision to exit operations in the United Kingdom, we wrote off approximately $4.3 million in goodwill during the fourth quarter of 2011. Significant impairment charges, although not affecting cash flow, could have a material adverse impact on our operating results and financial position.

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

If we fail to integrate businesses and assets that we have acquired or may acquire in the future, we may lose customers and our liquidity, capital resources, profitability, and our stock price may be adversely affected.

        During the fourth quarter of 2011, we acquired substantially all of the assets and assumed certain contractual obligations of the Valued Services retail storefront consumer finance business of CompuCredit Holdings Corporation. We may evaluate and make additional strategic acquisitions from time to time. Acquisitions often involve a number of special risks, including the following:

  •
  We may incur significant expenses relating to a proposed acquisition, including legal, and advisory fees and diligence expenses, which may be payable by us whether or not we complete the planned acquisition;

  •
  Negotiation of potential acquisitions, and the resulting integration of acquired businesses, products, services, operations, technologies, and personnel, require substantial commitments of time and resources that otherwise could be devoted to other opportunities;

  •
  We may not be able to successfully incorporate acquired assets, products, and services into our business while maintaining uniform standards, controls, procedures, and policies;

  •
  If we fail to achieve required regulatory approvals for acquired businesses, our business and financial results, as well as the market price of our stock price, may be materially and adversely affected;

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

  •
  Due diligence may fail to identify significant issues with the services and products we acquire;

  •
  Because the companies and assets that we may acquire are subject to extensive regulation by federal and state regulatory bodies, our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for unforeseen liabilities;

  •
  Acquisitions could include the issuance of dilutive equity securities or cause us to incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for other indefinite-lived intangible asset; and

  •
  Acquisitions may result in costly litigation.

        Any of these factors could have a material adverse effect on our business, prospects, results of operations, and financial condition.

We may incur substantial additional debt, which could adversely affect our business, results of operations, and financial condition by limiting our ability to obtain financing in the future and react to changes in our business.

        We may incur substantial additional debt in the future in conjunction with an acquisition or otherwise. As of December 31, 2011, we had approximately $116.8 million of total debt, $6.7 million in outstanding letters of credit issued pursuant to our credit facility, and approximately $288.6 million of stockholders' equity. The total availability under our current credit facility is $200 million (excluding our $100 million term loan), which we may borrow at any time, subject to compliance with certain covenants and conditions. Due to the seasonal nature of our business, our total debt is historically the lowest during the first calendar quarter and then increases during the remainder of the year. If we incur substantial additional debt, it could have important consequences to our business. For example, it could:

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

        We depend on borrowings under our credit facility to fund our products and services, acquisitions, capital expenditures to build new centers, and other needs. If our current or potential credit banks decide not to lend money to companies in our industry, we could face higher borrowing costs, limitations on our ability to maintain or expand our business as well as possible cash shortages, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. Certain banks have notified us and other companies in the cash advance and check-cashing industries that they will no longer maintain bank accounts for these companies due to reputational risks and increased compliance costs of servicing money services businesses and other cash intensive industries. If one of our larger depository banks requests that we close our bank accounts or puts other restrictions on how we use their services, we could face higher costs of managing our cash and limitations on our ability to maintain or expand our business, both of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        In Texas, where we operate as a CSO and CAB, and with respect to our online business, we facilitate loans made to our customers by unrelated third-party lenders. There are a limited number of lenders that make these types of cash advances and we compete with others in our industry for their services. If we lose the services of our current third-party lenders, or these lenders lose their ability or become unwilling to make cash advances, and we are unable to find replacement third-party lenders, we may be forced to modify or discontinue our operations as a CSO or CAB in Texas and our online business, which could have a material adverse effect on our results of operations and financial condition.

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

        Because our business requires us to maintain a significant supply of cash in each of our centers, we are subject to the risk of cash shortages resulting from employee and third-party theft and errors. Although we have implemented various programs to reduce these risks, maintain insurance coverage for theft, and provide security for our employees and facilities, we cannot assure you that employee and third-party theft and errors will not occur. Cash shortages from employee and third-party theft and errors were approximately $1 million (0.16% of total revenues) in 2011, $1.3 million (0.22% of total revenues) in 2010, and $1.7 million (0.27% of total revenues) in 2009. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations, and financial condition. It is also possible that crimes such as armed robberies may be committed at our centers. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer, or bystander suffers bodily injury, emotional distress, or death. Any such event may have a material adverse effect on our business, prospects, results of operations, and financial condition.

Any disruption in the availability of our information systems could adversely affect operations at our centers.

        We rely upon our information systems to manage and operate our centers and business. Each center is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Our back-up systems and security measures could fail to prevent a disruption in our information systems. Any disruption in our information systems could adversely affect our business, prospects, results of operations, and financial condition.

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

  •
  our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required;

  •
  our ability to identify, implement, and manage new products and services that are compatible with our business;

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

        We cannot assure you that our systems, procedures, controls, and existing personnel will be adequate to support new or replacement products and services. Our international operations increase the complexity of our organization, our administrative costs, and the regulatory risks we face and, therefore, could destabilize our business, prospects, results of operations, and financial condition. Our results of operations depend substantially on the ability of our officers and key employees to manage changing business conditions and unpredictable regulations and to implement and improve our technical, administrative, financial control, and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas or product lines we do not currently serve.

Regular turnover among our managers and employees at our centers makes it more difficult for us to operate our centers and increases our costs of operations, which could have an adverse effect on our business, prospects, results of operations, and financial condition.

        As of December 31, 2011, the annual turnover among our center managers was approximately 26.1% and among our other center employees was approximately 53.2%. Approximately 35.1% of combined turnover occurs in the first six months following the hire date of our center managers and employees. This turnover increases our cost of operations and makes it more difficult to operate our centers. The average tenure of our center managers is 4.4 years and for our other center employees is 1.8 years. If we are unable to retain our employees in the future, our business, prospects, results of operations, and financial condition could be adversely affected.

Risks Related to Our Common Stock

Dividends on our common stock may be reduced or discontinued.

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, is at the sole discretion of our Board of Directors and will depend on a number of factors, including: regulatory and other restrictions on the ability of our operating subsidiaries to distribute cash to us; our net income, results of operations, and cash flows and our other cash needs; our financial position and capital requirements; general business conditions and the outlook for our company; general stock market conditions, including our stock price and our perception of the value of a regular dividend to our stockholders; and any legal, tax, regulatory, and other factors our Board of Directors deems relevant. Also, our credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio, and the maintenance of our net worth covenant (which terms and ratios are determined under our credit facility). Our Board of Directors may at any time modify or revoke our dividend policy.

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

        See "Item 1. Business—Center Operations—Centers" for a listing of the number of centers we operated in various jurisdictions as of December 31, 2011.

        We own our corporate headquarters in Spartanburg, South Carolina. Our headquarters building, which is approximately 75,000 square feet, and related land are subject to a mortgage payable to a lender, the principal amount of which was approximately $3.6 million at December 31, 2011. The mortgage is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage matures on June 10, 2017 and includes a substantial prepayment penalty. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.4 million and $4.2 million at December 31, 2010 and 2011, respectively.

        We believe that our facilities, equipment, furniture and fixtures, and aircraft are in good condition and well maintained, and that our offices are sufficient to meet our present needs.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. We are also involved in various other legal proceedings with state and federal regulators. In addition, we are obligated to advance expenses to, and, in certain circumstances, indemnify for damages incurred, by certain of our current and former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, we may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, we are vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The probability of an unfavorable outcome and/or the amount of losses, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of December 31, 2011.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against us and our California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended class complaint alleged violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and sought an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys' fees and costs of suit, and punitive damages. In December 2011, the District Court denied Plaintiff's motion for class certification but allowed plaintiffs to maintain the action individually. Plaintiff subsequently filed a motion to add three individual plaintiffs, which motion is still pending. We anticipate that the case will proceed to trial as to the individually named plaintiffs in late 2012 or early 2013.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        Our subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), along with certain of our former directors, are defendants in a putative class action lawsuit commenced by former customers Wendy Betts and Donna Reuter, on January 11, 2001, and a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims. The appellate court affirmed the trial court's decision, but certified a "Question of Great Public Importance" to the Florida Supreme Court. The Florida Supreme Court accepted the Company's appeal and stayed the appellate court's mandate pending the outcome of their review of the appellate court's decision. Oral argument before the Florid Supreme Court is scheduled for the second quarter of 2012 and we anticipate a final decision regarding the enforceability of the arbitration clause before the end of 2012.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against us, our Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers, directors and former directors. The allegations, relief sought, and our defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit described above. The case is currently stayed, pending a decision from the Florida Supreme Court in Pendergast v. Sprint Nextel Corp., a separate case to which we are not a party, involving arbitration issues similar to those present in our case.

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

        On September 17, 2010, we and the class representatives entered into a settlement agreement. The settlement agreement did not include any admission of wrongdoing. Pursuant to the terms of the settlement agreement, the case was dismissed; we and all other defendants were released from any and all claims and liability. We established a settlement pool of approximately $18.75 million for payments and/or credits to settle the claims of certain customers of our North Carolina subsidiary and payment of all attorneys' fees, class action administration fees, and any and all other fees and expenses related to the litigation. We took a charge against earnings in the third quarter of 2010 of approximately $16.3 million to cover the estimated net costs of settlement less insurance proceeds. The trial court entered an order granting final approval of this settlement on January 31, 2011. In January 2012, we made a final payment of $3.25 million, for which we took a charge against earnings in the third quarter of 2010. We consider this matter closed.

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against our North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that our North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, our North Carolina subsidiary ceased all business operations on December 22, 2005. We appealed the Commissioner's order to the Superior Court of North Carolina, which denied the appeal. Our appeal of this decision to the North Carolina Court of Appeals was stayed pending resolution of the Kucan case. Following the settlement of the Kucan, we dismissed our appeal in April 2011. We consider this matter closed.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that our Delaware operating subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of our Choice- Line of Credit required our subsidiary to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined our subsidiary from: a) continuing its lending activities in Pennsylvania for so long as the CDCA violations continued; and b) from collecting monthly participation fees on the Choice Line of Credit. Our subsidiary appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name us as a defendant, and to seek damages, fines, and penalties under Pennsylvania's CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania

Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys' fees and costs. The parties are currently engaged in discovery.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance
  Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against us and two of our subsidiaries alleging that we provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys' fees and costs. By order dated August 18, 2011, as amended by memorandum order dated August 31, 2011, the trial court compelled the class representatives to arbitrate for immediate appeal their claims on an individual basis and stayed the litigation. The trial court denied plaintiff's motion to certify the August 18, 2011 order. The plaintiff's have not filed for arbitration.

  Raymond King and Sandra Coates v. Advance America, Cash Advance Centers of Pennsylvania, LLC

        On January 18, 2007, Raymond King and Sandra Coates, who were customers of BankWest Inc., the lending bank for which we previously marketed, processed, and serviced cash advances in Pennsylvania, filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania alleging various causes of action, including that our Pennsylvania subsidiary made illegal cash advance loans in Pennsylvania in violation of Pennsylvania's usury law, the Pennsylvania Consumer Discount Company Act, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, the Pennsylvania Fair Credit Extension Uniformity Act, and the Pennsylvania Credit Services Act. The complaint alleges that BankWest Inc. was not the "true lender" and that our Pennsylvania subsidiary was the "lender in fact." The complaint seeks compensatory damages, attorneys' fees, punitive damages, and the trebling of any compensatory damages. By order dated August 18, 2011 and a subsequent memorandum dated August 31, 2011, the trial court entered an order staying the litigation and compelling the class representatives to arbitrate their claims on an individual basis. The plaintiffs subsequently agreed to settle the case for a de minimis amount. We consider this matter closed.

  Clerk v. NCAS of Delaware, LLC, d/b/a Advance America, Cash Advance Centers, Inc., et al.

        On April 21, 2009, Yulon Clerk filed a putative class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against our subsidiaries Advance America, Cash Advance Centers of Pennsylvania, Inc. and NCAS of Delaware, LLC, as well as BankWest, Inc., whose defense we are handling pursuant to an indemnification agreement, and other unrelated lenders and banks. The complaint alleged that the practices of our subsidiaries and BankWest, Inc. violated the Pennsylvania Consumer Discount Protection Act, the Pennsylvania Loan Interest Protection Law, and various Pennsylvania Consumer Protection Laws. The complaint sought, among other things, certification of a class of individuals for the alleged violations, a declaration that all loans made to class members are unenforceable, injunctive relief, and monetary damages. The complaint repeated allegations asserted in other putative class actions filed in Pennsylvania that have been stayed in favor of mandatory individual arbitrations. We removed the case to the United States District Court for the Eastern District of

Pennsylvania and filed a motion to compel arbitration and stay the underlying action's proceedings. In August 2009, the District Court issued an order severing the claims against the individual defendants. On September 21, 2009, plaintiffs filed three separate complaints seeking the same relief as the April 21, 2009 complaint against Advance America, Cash Advance Centers of Pennsylvania, Inc., NCAS of Delaware, LLC, and BankWest, Inc. The case against our Pennsylvania subsidiary was subsequently dismissed by consent of the parties on November 11, 2009. We settled this case for a de minimis amount and the underlying litigation was dismissed with prejudice. We consider this matter closed.

  Stockholder Litigation Related to the Merger

        On February 17, 2012, a purported class action was filed in the Delaware Court of Chancery styled Joel Rosenfeld v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7255. The Rosenfeld complaint named as defendants the Company, the members of our board, our Chief Financial Officer, Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that all defendants have aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        Also on February 17, 2012, a purported class action was filed in the South Carolina Court of Common Pleas in Spartanburg County styled Brad Feik v. Advance America, Cash Advance Centers, Inc., et al., Civil Case No. 2012-CP-42-00807. The Feik complaint named as defendants the Company, the members of our board, Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        On February 24, 2012, a purported class action was filed in the Delaware Court of Chancery styled Juan Fernandez v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7277. The Fernandez complaint named as defendants the Company, the members of our board, our Chief Financial Officer, Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to sufficiently inform themselves of the Company's value and by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Eagle U.S. Sub Inc. has aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        On February 28, 2012, a purported class action was filed in the Delaware Court of Chancery styled Louisiana Municipal Police Employees' Retirement System v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7290. The LMPERS complaint named as defendants the Company, the members of our board, Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        Also on February 28, 2012, a purported class action was filed in the Delaware Court of Chancery styled Kenneth Flier v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7290. The Flier complaint named as defendants the Company, the members of our board, Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        On March 1, 2012, a proposed order of consolidation was filed with the Delaware Court of Chancery, seeking to consolidate the four cases filed in that Court. On March 7, 2012, the Delaware Court of Chancery granted the order of consolidation which provides, among other things, that the four cases will be consolidated under the caption In re Advance America, Cash Advance Centers, Inc. Shareholders Litigation, Consolidated C.A. No. 7255.

        On March 8, 2012, a complaint was filed in the South Carolina Court of Common Pleas in Spartanburg County styled Manuel Cavazos and Alan Wiernik v. Advance America, Cash Advance Centers, Inc. et al., Civil Case No. 2012-CP-42-1088. The Cavazos complaint named as defendants the Company, the members of our board, our Chief Financial Officer, Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that the Company and Grupo Elektra S.A. de C.V. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks declaratory and injunctive relief.

  Other Matters

        We are also involved in other litigation, arbitrations, and administrative proceedings that are incidental to our business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and federal consumer protection laws.

SEC Investigation

        As previously disclosed in a Current Report on Form 8-K filed on July 29, 2009, and in subsequent quarterly and annual reports, Kenneth E. Compton, our former President and Chief Executive Officer and a current director, received a "Wells Notice" from the SEC in July 2009 relating to alleged violations of Section 17(a) of the Securities Act of 1933, Section (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On May 26, 2011, the Company was informed that the SEC had delivered a letter to Mr. Compton, dated May 23, 2011, informing him that the SEC did not intend to take any action. We did not receive a Wells Notice and do not believe we were ever a subject of this investigation. We consider this matter closed.

ITEM 4.    MINE SAFETY DISCLOSURES.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "AEA." The following table sets forth the quarterly high and low sales prices of our common stock as reported by NYSE as well as the quarterly cash dividend declared per share for 2010 and 2011:

	Sales Prices
			Cash Dividend
	High	Low
2010:
Quarter ended March 31, 2010	$6.65	$4.20	$0.0625
Quarter ended June 30, 2010	7.45	4.00	0.0625
Quarter ended September 30, 2010	4.18	3.26	0.0625
Quarter ended December 31, 2010	5.96	3.95	0.0625
2011:
Quarter ended March 31, 2011	$6.57	$4.78	$0.0625
Quarter ended June 30, 2011	6.97	4.70	0.0625
Quarter ended September 30, 2011	9.32	6.96	0.0625
Quarter ended December 31, 2011	9.44	7.00	0.0625

        We are not required to pay any dividends. Any determination to pay dividends, and the amounts of any dividends, will be at the sole discretion of our Board of Directors and will depend on a number of factors, including: our subsidiaries' payment of dividends to us; our net income, results of operations, and cash flows; our financial position, capital requirements, and other cash needs; general business conditions and the outlook for our company; and general stock market conditions, including our stock price and our perception of the value of a regular quarterly dividend to our stockholders in addition to any legal, tax, regulatory, and any other factors our Board of Directors deems relevant. In addition, our credit facility restricts our ability to pay dividends depending on the absence of any default or event of default, our net income, the ratio of our consolidated senior funded debt to our consolidated EBITDA, our consolidated fixed charge coverage ratio, and the maintenance of our tangible net worth covenant (which terms and ratios are determined under our credit facility).

        Our merger agreement with the subsidiaries of Grupo Elektra permits us to continue to declare and pay regularly quarterly dividends in amounts up to $0.0625 per common share while our transaction with those subsidiaries is pending. Our Board of Directors may at any time modify or revoke our dividend policy.

        On February 15, 2012, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 9, 2012, to stockholders of record as of February 27, 2012.

        As of March 12, 2012, there were 111 stockholders of record. A substantially greater number of stockholders are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Performance Graph

        The following graph compares the change in the cumulative value of $100 invested for the period beginning on December 31, 2006 and ending on December 31, 2011, in: (1) our Common Stock; (2) the Standard & Poor's 500 Index; (3) the NASDAQ Other Financial Index; and (4) the NYSE Financial Sector Index. The values of each investment are based upon the share price appreciation and reinvestment of dividends, on an annual basis.

 Comparison of Cumulative Return vs.

S&P 500, NASDAQ Other Financial, and NYSE Financial Sector Indices

	Advance America, Cash Advance Centers,Inc. (AEA)	Standard & Poors 500 Index (SPX)	NASDAQ Other Financial Index (IXFN)	NYSE Financial Sector Index (NYK)
12/29/06	$121.62	$113.62	$117.43	$119.45
12/31/07	$87.69	$117.63	$118.00	$103.79
12/31/08	$18.29	$72.36	$63.20	$48.12
12/31/09	$57.85	$89.33	$82.69	$59.04
12/31/10	$61.82	$100.75	$92.25	$62.01
12/30/11	$83.71	$88.66	$66.22	$42.53

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the quarter ended December 31, 2011.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information about our equity compensation plans and about holders of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following tables set forth our summary consolidated financial information and other financial and statistical data for the periods ended and as of the dates indicated. The financial information for the years ended December 31, 2011, 2010, and 2009, and as of December 31, 2011 and 2010, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2008 and 2007, and as of December 31, 2009, 2008 and 2007 has been derived from our audited financial statements not included in this report. Certain amounts below in 2007 include the consolidation of a variable interest entity—see "Item 8. Financial Statements and Supplementary Data—Note 18. Transactions with Variable Interest Entities." The historical selected financial information may not be indicative of our future performance and should be read in conjunction with the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data."

	Year ended December 31,
Consolidated Financial Information	2007	2008	2009	2010	2011
	(Dollars in thousands, except per share data and other financial data)
Revenues:
Fees and interest charged to customers	$709,557	$676,436	$647,676	$600,233	$625,856

Center expenses:
Salaries and related payroll costs	199,416	196,951	185,599	179,617	182,465
Provision for doubtful accounts	140,245	135,857	124,575	104,228	107,911
Occupancy costs	96,847	100,315	94,370	87,457	82,790
Center depreciation expense	17,200	16,698	13,174	9,806	8,147
Advertising expense	26,770	20,304	22,232	20,898	21,371
Other center expenses	59,340	48,652	45,606	43,124	41,964

Total center expenses	539,818	518,777	485,556	445,130	444,648

Center gross profit	169,739	157,659	162,120	155,103	181,208
Corporate and other expenses (income):
General and administrative expenses	59,410	68,568	56,526	62,527	61,317
Legal settlements	—	1,950	6,427	18,608	23
Corporate depreciation and amortization expense	3,162	3,033	2,714	2,306	2,999
Interest expense	11,059	11,188	6,241	4,858	4,561
Interest income	(317)	(128)	(238)	(74)	(43)
(Gain)/loss on disposal of property and equipment	3,189	551	(50)	413	159
Loss on impairment of assets	314	486	2,987	654	6,852

Income before income taxes	92,922	72,011	87,513	65,811	105,340
Income tax expense	37,831	33,540	33,310	30,048	37,717

Income before income of consolidated variable interest entity	55,091	38,471	54,203	35,763	67,623
Income of consolidated variable interest entity	(706)	—	—	—	—

Net income	$54,385	$38,471	$54,203	$35,763	$67,623

	Year ended December 31,
Consolidated Financial Information	2007	2008	2009	2010	2011
	(Dollars in thousands, except per share data and other financial data)
Per Share Data:
Net income per common share:
Basic	$0.70	$0.60	$0.89	$0.59	$1.10
Diluted	$0.70	$0.60	$0.88	$0.58	$1.09
Cash dividends paid per common share	$0.50	$0.44	$0.25	$0.25	$0.25
Weighted average number of shares outstanding:
Basic	77,923	64,233	60,868	61,054	61,457
Effect of dilutive options and unvested restricted stock	12	—	799	386	418

Diluted	77,935	64,233	61,667	61,440	61,875

Balance Sheet Data (at end of period):
Cash and cash equivalents	$28,251	$16,017	$38,189	$26,948	$35,292
Advances and fees receivable, net	221,480	220,115	204,234	205,207	246,560
Goodwill	127,286	126,661	127,031	126,914	132,416
Total assets	471,698	447,010	446,151	431,652	485,924
Total debt	147,980	194,952	146,276	116,297	116,793
Total stockholders' equity	250,291	171,259	212,613	235,041	288,629
Cash Flow Data:
Cash flows provided by operating activities	$184,496	$186,227	$179,251	$134,110	$181,741
Cash flows used in investing activities	(113,216)	(125,674)	(93,001)	(99,333)	(154,817)
Cash flows used in financing activities	(110,310)	(72,164)	(64,048)	(45,836)	(18,415)
Other Financial and Statistical Data:
Number of centers open at end of period	2,832	2,797	2,587	2,352	2,584
Number of customers served—all credit products (thousands)	1,524	1,419	1,316	1,310	1,347
Number of cash advances originated (thousands)(1)	11,979	11,762	10,860	10,027	10,561
Aggregate principal amount of cash advances originated (thousands)(1)	$4,317,980	$4,296,493	$3,922,195	$3,710,133	$3,965,225
Average amount of each cash advance originated(1)	$361	$366	$361	$370	$375
Average charge to customers for providing and processing a cash advance(1)	$55	$55	$53	$55	$55
Average duration of a cash advance (days)(1)(2)	16.5	16.8	17.6	18.0	18.2
Average number of lines of credit outstanding during the period (thousands)(3)	24	10	24	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$10,377	$6,946	$10,945	$3,753	$255
Average principal amount on each line of credit outstanding during the period(3)	$429	$672	$410	$251	$89
Number of installment loans originated (thousands)(4)	31	32	35	61	79
Aggregate principal amount of installment loans originated (thousands)(4)	$12,997	$14,841	$15,992	$27,375	$35,484
Average principal amount of each installment loan originated(4)	$417	$462	$453	$446	$448

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

(4)
The installment loan activity for 2009 reflects loans we originated as the lender in Illinois only. For 2010 the installment loan activity reflects loans we originated as the lender in Illinois and Colorado. For 2011 the installment loan activity reflects loans we originated as the lender in Illinois, Colorado, South Carolina, Tennessee, and Wisconsin.

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

Significant Recent Development

        On February 15, 2012, we announced that we had entered into a definitive merger agreement pursuant to which we would be acquired by a subsidiary of Grupo Elektra. Under the terms of the merger agreement, our stockholders will receive $10.50 in cash per share of our common stock.

        The merger agreement permits our board of directors to initiate, solicit, facilitate, encourage, and enter into negotiations with respect to alternative acquisition proposals for our company through March 31, 2012, and to continue with those activities through April 15, 2012 with any third parties that have submitted an acquisition proposal, on or before March 31, 2012, that our board determines in good faith constitutes, or is reasonably likely to lead to, a superior proposal for the acquisition of our company. Our board of directors, with the assistance of its advisors, will actively solicit alternative proposals during this period. There can be no assurance that this process will result in a proposal for our company that is superior to the proposal under the existing merger agreement.

        If there is no superior proposal, we expect the merger transaction with the subsidiary of Grupo Elektra to close in the first half of calendar 2012, subject to customary approvals and closing conditions, including (i) the absence of any law or order that enjoins or otherwise prohibits the consummation of the merger or any other transaction contemplated by the merger agreement; (ii) the expiration or early termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any change in laws that would result in a certain agreed upon reduction of our center gross profit; and (iv) receipt of certain other regulatory approvals and/or operating permits and the absence of withdrawal of certain operating permits. Completion of the proposed merger also requires approval by the holders of a majority of the shares of our outstanding common stock. The proposed merger is not subject to a financing condition.

        For additional information about the proposed transaction, see "Item 8. Financial Statements and Supplementary Data—Note. 20 Subsequent Events."

Overview

        Headquartered in Spartanburg, South Carolina, we are the largest non-bank provider of cash advance services in the United States as measured by the number of centers operated. Our centers provide short-term, unsecured cash advances that are typically due on the customers' next payday. We earn revenue and generate cash through finance charges paid by our customers for our cash advance services. Charges vary by jurisdiction and range up to 22% of the amount of the cash advance. As of December 31, 2011, we operated 2,541 centers within 29 states in the United States, 33 centers in the United Kingdom, and 10 centers in Canada and had 13 limited licensees in the United Kingdom.

        Our objective is to increase market share and profitability. In doing so, we face challenges that require attention and resources. Our industry has been significantly affected by adverse regulatory changes. Legislation that negatively affects cash advance services, whether through preclusions, interest rate ceilings, fee reductions, mandatory extensions of term length, limits on the amount or term of our products and services, or limits on consumers' use of our products and services could materially and adversely affect our business. We are extremely active in monitoring and evaluating regulatory initiatives in all of the states and are closely involved with the efforts of the Community Financial Services Association of America ("CFSA"), an industry trade group composed of more than 100 companies engaged in the cash advance services industry.

        On October 10, 2011, we acquired approximately 300 retail storefront consumer finance centers from certain subsidiaries of CompuCredit Holdings Corporation (the "Valued Services Acquisition") for cash consideration totaling $46.2 million. The acquired centers are located in Alabama, Colorado, Kentucky, Ohio, Oklahoma, Mississippi, South Carolina, Tennessee, and Wisconsin. The acquired centers contributed revenues of approximately $17.7 million for the period October 10, 2011 to December 31, 2011.

        Furthermore, due to continued losses and the related administrative, operating, legal, and center operating costs, we are pursuing alternatives which would allow us to exit the United Kingdom and Canada.

  Cash Advance Services

        Our primary business is offering cash advance services, which include cash advances and installment loans. However, we also offer certain complementary products and services.

        In most states where we operate, we originate cash advance services under the authority of state-specific enabling statutes that allow for services ranging from single cash advances to installments with closed-end terms. The particular cash advance services we offer in any given location may change in response to changes in state law and federal law. Additionally, where permitted by applicable law, we may service customers for a third-party lender. In Texas, where we operate as a CSO and a CAB, we offer a fee-based credit services package to assist customers who are trying to obtain an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated for all losses. The permitted size of a cash advance varies by jurisdiction and ranges from $50 to $5,000. However, our typical cash advance ranges from $50 to $1,000. The finance charges on cash advance services we currently offer also vary by jurisdiction and range up to 22% of the amount of the cash advance.

        A customer may obtain a cash advance in one of three ways: (1) by visiting one of our centers in person, completing an application, and receiving a cash advance from us; (2) by visiting our website, beginning the application process online, and then visiting one of our centers in person to complete the application and receive a cash advance; or (3) by visiting our website, completing a third-party lender's application online and receiving a cash advance from the third-party lender of which the funds are directly deposited in the customer's bank account.

        We receive revenue from online cash advances made by third-party lenders based on a percentage of the net fees, defined as advance fees less a provision for doubtful accounts and a cost of capital charge, but otherwise are not contractually obligated for losses.

        We may also charge and collect fees for returned checks, late fees, and other fees as permitted by applicable law. Fees for returned checks or electronic debits that are declined for non-sufficient funds ("NSF") vary by state and range up to $30, and late fees vary by state and range up to $50. For the years ended December 31, 2011 and 2010, total NSF fees collected were approximately $2.9 million and total late fees collected were approximately $1 million and $0.9 million, respectively. In Texas and online, the third-party lenders charge NSF fees and late fees in accordance with applicable law.

        Each new customer must provide us with certain personal information such as his or her name, address, phone number, proof of identification, employment information or source of income, bank account, and references. This information is entered into our information system and, where applicable, that of the third-party lender. The customer's identification, proof of income and/or employment and proof of bank account are verified. We determine whether to approve a cash advance and the size of a cash advance based primarily on a customer's income. We do not perform credit checks through consumer reporting agencies. In 2011, we implemented a proprietary eligibility assessment model ("EAM") using fraud attributes in conjunction with our customer application information to make underwriting decisions with respect to our first-time customers and to reduce our loan fraud rate. This approach helps to insure compliance with the Fair Lending and Equal Credit Opportunity rules. The model is used extensively throughout our cash advance center network, but not currently used for online advances where the applicable third-party lender determines their own underwriting decisions.

        After the required documents presented by the customer have been reviewed for completeness and accuracy, copied for record-keeping purposes, and the cash advance has been approved, the customer enters into an agreement governing the terms of the cash advance. The customer then provides a personal check or an Automated Clearing House ("ACH") authorization, which enables electronic payment from the customer's account, to cover the amount of the cash advance and charges for applicable fees and interest of the balance due under the agreement. The customer then makes an appointment to return on a specified due date, typically his or her next payday, to repay the cash advance and applicable charges. However, some customers are not required to provide a personal check or ACH authorization and payment cycles may vary depending upon state law and type of service. At the specified due date, the customer is required to make a payment, usually a payment of the total cash advance and applicable fees and interest. Payment is usually made in person, in cash at the center where the cash advance was initiated or issued unless the cash advance was completed on the internet, in which case the customer makes payment by ACH authorization.

        Upon payment in full, a customer's check may be returned and/or their ACH authorization deemed to be revoked. If the customer does not repay the outstanding cash advance in full on or before the due date, we will seek to collect the amount of the cash advance and any applicable fees, including any applicable late and NSF fees due, and may deposit the customer's personal check or initiate the electronic payment from the customer's bank account.

  Other Products

        We may also offer alternative products and services to our customers where permissible under applicable law. For instance, in Ohio we currently offer check-cashing services at state authorized rates. We may also offer the products or services of a third party that we market, process and/or service at our centers pursuant to an agreement with the third party. For example, we currently offer pre-paid debit cards, money orders, money transmission, bill payment services, and income tax return preparation and processing services. Our Advance America-branded pre-paid Visa debit card is issued by a federally chartered bank and regulated by the Office of the Comptroller of the Currency. The card allows a cardholder to load cash onto the card and use the card wherever VISA debit cards are accepted. We are compensated under an agreement with the bank based on a number of factors related to the bank's revenue from the cardholders' purchases and subsequent activity, such as charges for loads, ATM withdrawals, account maintenance/plan charges and purchases. We also sell money orders, provide money transfer services, and bill payment services as an agent of a licensed third-party money transmitter. We are compensated by the money transmitter based upon the number and value of money transfers, money orders, and bill payments made at our centers. In over half of our centers, pursuant to an agreement, we act as an agent of a third party which uses its software to process and prepare income tax returns. We earn a percentage of the return preparation and electronic filing fees charged by the third party, and a commission on the refund anticipation loans that are made by the third party.

        During the fourth quarter of 2011, we launched our gold purchasing service in Florida, Ohio, and Texas. We use in-store testing equipment to evaluate the purity and weight of the gold items presented. A broker is used to re-evaluate the gold purchased and sell the items to refiners. We also acquired centers offering gold purchasing services in Alabama, Kentucky, Ohio, Oklahoma, Tennessee, and Wisconsin, as part of the Valued Services Acquisition.

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

        In jurisdictions where we provide cash advances, we determine whether to approve the cash advance to our customers. We require proof of identification, bank account and income source, as described above, and we primarily consider the customer's income in determining the amount of the cash advance. The implementation of EAM in 2011 has improved our ability to identify customers with a high risk of defrauding us. When a third-party lender provides the cash advance, such as in Texas and online, the applicable third-party lender decides whether to approve a cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

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

  Selected Operating Data

        The following table presents key operating data for our business:

	Year Ended December 31,
	2009	2010	2011
Number of centers open at end of period	2,587	2,352	2,584
Number of customers served—all credit products (thousands)	1,316	1,310	1,347
Number of cash advances originated (thousands)(1)	10,860	10,027	10,561
Aggregate principal amount of cash advances originated (thousands)(1)	$3,922,195	$3,710,133	$3,965,225
Average amount of each cash advance originated(1)	$361	$370	$375
Average charge to customers for providing and processing a cash advance(1)	$53	$55	$55
Average duration of a cash advance (days)(1)(2)	17.6	18.0	18.2
Average number of lines of credit outstanding during the period (thousands)(3)	24	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$10,945	$3,753	$255
Average principal amount on each line of credit outstanding during the period(3)	$410	$251	$89
Number of installment loans originated (thousands)(4)	35	61	79
Aggregate principal amount of installment loans originated (thousands)(4)	$15,992	$27,375	$35,484
Average principal amount of each installment loan originated(4)	$453	$446	$448

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)
The installment loan activity for 2009 reflects loans we originated as the lender in Illinois only. For 2010 the installment loan activity reflects loans we originated as the lender in Illinois and Colorado. For 2011 the installment loan activity reflects loans we originated as the lender in Illinois, Colorado, South Carolina, Tennessee, and Wisconsin.

  Revenues and Expenses

        Our revenues consist primarily of fees and/or interest paid to us directly by our customers and gold sales. Our expenses relate primarily to the operation of our centers and purchased gold costs. Operating expenses include salaries and related payroll costs, occupancy expense related to our leased centers, center depreciation expense, advertising expense, and other center expenses that consist principally of costs related to center closings, communications, delivery, supplies, travel, bank charges, various compliance and collection costs, and costs associated with theft.

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

        The provision for doubtful accounts as a percentage of total revenues for the year ended December 31, 2011 was 17.2%, compared to 17.4% for the same period in 2010. Losses were lower during the year ended December 31, 2011 compared to the same period in 2010 due primarily to a one-time adjustment to the allowance for doubtful accounts to consider estimated recoveries, as well as, proceeds from the sale of previously written-off receivables. These decreases in the provision were almost entirely offset by higher charge-offs in certain states and an increase in the provision for doubtful accounts related to our decision to cease operations in the United Kingdom. We sold approximately $4.8 million of previously written-off receivables during 2011 compared with $0.7 million during 2010.

  Income Taxes

        The effective income tax rate as a percentage of income before income taxes was 45.7% and 35.8% for the year ended December 31, 2010 and 2011, respectively. The decrease in the effective tax rate in the current year is primarily a result of the Company's decision to exit the United Kingdom and the corresponding write-off of the loan to the UK Subsidiary of approximately $28.2 million.

  Acquisition of Valued Services Business

        On October 10, 2011, we acquired approximately 300 retail storefront consumer finance centers from certain subsidiaries of CompuCredit Holdings Corporation for cash consideration totaling $46.2 million. The acquired centers are located in Alabama, Colorado, Kentucky, Ohio, Oklahoma, Mississippi, South Carolina, Tennessee, and Wisconsin. The purchase price has been assigned to identifiable tangible assets, definite-lived intangible assets and goodwill. Of the total purchase price,

$31.3 million has been allocated to net tangible assets acquired and $5.2 million has been allocated to definite-lived intangible assets. The remaining purchase price has been allocated as goodwill. The acquired centers contributed revenues of approximately $17.7 million for the period October 10, 2011 to December 31, 2011.

  Operations in the United Kingdom

        Our operations in the United Kingdom began in the third quarter of 2007. As of December 31, 2011, our operations in the United Kingdom have generated negative cash flow and have not reached break-even. As a result of continued losses, we are pursuing strategic alternatives, including the divesture of these operations, which would allow us to exit the United Kingdom by the end of 2012. As of December 31, 2011, management assessed the carrying value of tangible and intangible assets for necessary impairment charges. Costs of approximately $7.4 million were recognized for the period ended December 31, 2011, including a $0.8 million increase in the provision for doubtful accounts, $0.3 million increase in salaries and related payroll costs, $2 million loss on impairment of fixed assets, and $4.3 million loss on impairment of goodwill. Estimated closing costs to be recognized in 2012, including severance, center tear-down costs, and lease terminations total approximately $3 million.

        For the years ended December 31, 2009, 2010, and 2011, 0.4%, 0.7%, and 1.1%, respectively, of our total revenues were generated from our operations in the United Kingdom. The following is a summary of financial information for our operations in the United Kingdom for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Total revenues	$2,622	$4,620	$6,846
Total expenses	5,277	7,028	20,547

Income (loss) before income tax	$(2,655)	$(2,408)	$(13,701)

  Operations in Canada

        Our expansion efforts in Canada began in the third quarter of 2007. As of December 31, 2011 operations in Canada have generated negative cash flow and have not reached break even. As a result of continued losses, we closed all of our centers in Canada in the fourth quarter of 2011 and the first quarter of 2012.

        For the twelve months ended December 31, 2011, closing costs of approximately $0.6 million are included in the income statement as an increase in other center expenses of approximately $0.2 million and a loss on impairment of assets of approximately $0.4 million. Estimated closing costs to be recognized in 2012, including severance, center tear-down costs, and lease terminations range from $0.4 million to $0.8 million.

        For the years ended December 31, 2009, 2010, and 2011, 0.1%, 0.4%, and 0.4%, respectively, of our total revenues were generated from our operations in Canada. The following is a summary of financial information for our operations in Canada for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Total revenues	$605	$2,217	$2,285
Total center expenses	2,675	4,039	4,384

Center gross profit (loss)	$(2,070)	$(1,822)	$(2,099)

  Changes in Legislation

        During the last few years, legislation has been introduced or adopted in some states that prohibits or severely restricts our products and services. In 2009 and 2010, bills that would severely restrict or effectively prohibit cash advances if adopted as law were introduced in eleven and eight states, respectively. Such legislation, if enacted, could have a material adverse impact on our results of operations. For example, in the first quarter of 2010, a state-wide database went into effect in Kentucky, South Carolina and Washington. A similar law in Wisconsin took effect on January 1, 2011. In January 2012, a bill went into law in Mississippi, which, among other things, modifies certain aspects of our cash advance product in that state and extends the statute's sunset provision through 2016. In Montana, a bill went into law on January 1, 2011, which caused us to cease operations in that state. In Colorado, new legislation enacted in August 2010 permits a multiple installment loan that has significantly reduced our profits in Colorado. Further, legislation permitting cash advances in Arizona expired on July 2, 2010, and as a result, we ceased operating in Arizona. We are regularly refining our cash advance services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these legislative and regulatory changes may result in our discontinuation of operations, while other changes may result in less significant short-term or long-term changes, interruptions in revenues, and lower operating margins. We generally cannot estimate what effect, if any, operational changes we make in response to legislative and regulatory changes may have on our financial results until we consider if these are legal and financially viable alternative products and services.

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

        Legislative charters in Virginia may cause us to close or consolidate some or all of our centers in Virginia. If we close all of our remaining centers in Virginia, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $5.8 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of December 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Virginia was approximately $10.3 million. We do not believe the potential cessation of operations in Virginia would result in an impairment of goodwill.

        During the year ended December 31, 2011, we closed four centers in Virginia. For the twelve months ended December 31, 2011, closing costs of approximately $0.2 million are included in the income statement as an increase in other center expenses.

        For the years ended December 31, 2009, 2010, and 2011, 7.8%, 4.5%, and 3%, respectively, of our total revenues were generated from our operations in Virginia. The following is a summary of financial information for our operations in Virginia for those years (in thousands):

	2009	2010	2011
Total revenues	$50,638	$26,715	$18,482
Total center expenses	45,376	20,402	15,153

Center gross profit (loss)	$5,262	$6,313	$3,329

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

        During the year ended December 31, 2011, we closed 32 centers in Washington. For the twelve months ended December 31, 2011, closing costs of approximately $1.1 million are included in the income statement as an increase in other center expenses of $0.9 million and center salaries and related payroll costs of $0.2 million.

        If we close all of our remaining centers in Washington, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.4 million to $1 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of December 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Washington was approximately $2.3 million. We do not believe the potential cessation of operations in Washington would result in an impairment of goodwill.

        For the years ended December 31, 2009, 2010, and 2011, 4.1%, 1.0%, and 0.8%, respectively, of our total revenues were generated from our operations in Washington. The following is a summary of financial information for our operations in Washington for those years (in thousands):

	2009	2010	2011
Total revenues	$26,637	$6,259	$4,716
Total center expenses	19,996	9,310	6,951

Center gross profit (loss)	$6,641	$(3,051)	$(2,235)

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

        For the years ended December 31, 2009, 2010, and 2011, 5.3%, 3.6%, and 4.0%, respectively, of our total revenues were generated from our operations in South Carolina. The following is a summary of financial information for our operations in South Carolina for those years (in thousands):

	2009	2010	2011
Total revenues	$34,582	$21,905	$25,045
Total center expenses	23,847	20,333	20,248

Center gross profit (loss)	$10,735	$1,572	$4,797

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

        For the years ended December 31, 2009, 2010, and 2011, 1.2%, 1.1%, and 1.3%, respectively, of our total revenues were generated from our operations in Kentucky. The following is a summary of financial information for our operations in Kentucky for those years (in thousands):

	2009	2010	2011
Total revenues	$8,000	$6,336	$8,232
Total center expenses	6,208	5,858	6,988

Center gross profit (loss)	$1,792	$478	$1,244

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

        If we close all of our remaining centers in Colorado, our estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.9 million to $1.9 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of December 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $6.5 million. We do not believe the potential cessation of operations in Colorado would result in an impairment of goodwill.

        For the twelve months ended December 31, 2011, closing costs of approximately $0.1 million are included in the income statement as an increase in other center expenses.

        For the years ended December 31, 2009, 2010, and 2011, 1.9%, 1.7%, and 1.2%, respectively, of our total revenues were generated from our operations in Colorado. The following is a summary of financial information for our operations in Colorado for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Total revenues	$12,531	$10,122	$7,332
Total center expenses	11,534	10,665	8,435

Center gross profit (loss)	$997	$(543)	$(1,103)

  Operations in Wisconsin

        A law became effective in Wisconsin on January 1, 2011, that limits the total dollar amount of cash advances a customer may have outstanding, and implements a statewide database to monitor the number of cash advances. Although this law has negatively affected on our revenue and profitability in Wisconsin, we currently believe operations will remain economically viable.

        For the years ended December 31, 2009, 2010, and 2011, 1.8%, 1.8%, and 1.2%, respectively, of our total revenues were generated from our operations in Wisconsin. The following is a summary of financial information for our operations in Wisconsin for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Total revenues	$11,881	$10,699	$7,410
Total center expenses	10,035	9,663	10,001

Center gross profit (loss)	$1,846	$1,036	$(2,591)

  Operations in Illinois

        A law became effective in Illinois on March 2, 2011, that changed the terms of the installment loan product currently offered and negatively affected the profitability of this product. However, the new law created a longer term product with multiple installments, applicable fees, and a statewide database reporting requirement. We began offering products in conformance with the new legislation in June 2011. Although this law has had a negative effect on our revenue and profitability in Illinois, we currently believe operations will remain economically viable.

        For the years ended December 31, 2009, 2010, and 2011, 2.1%, 2.6%, and 1.6%, respectively, of our total revenues were generated from our operations in Illinois. The following is a summary of financial information for our operations in Illinois for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Total revenues	$13,794	$15,437	$9,930
Total center expenses	11,270	10,766	9,845

Center gross profit (loss)	$2,524	$4,671	$85

  Center Closings

        We closed 220 centers during 2009 (including 24 in New Hampshire and 63 in Ohio), 259 centers during 2010 (including 48 in Arizona), and 91 centers during 2011 (including 32 in Washington). We are also pursuing strategic alternatives which would allow us to exit the United Kingdom. As of

December 31, 2011, costs of approximately $7.4 million were recognized related to necessary impairment, including goodwill, and closing costs. The expenses related to closing centers typically include the undepreciated costs of fixtures and signage that cannot be moved and reused at another center, costs to clean and vacate the premises, moving costs, severance payments and any lease cancellation costs. We recorded expenses related to center closures and scheduled center closings of approximately $6.7 million, $6 million, and $10.1 million in 2009, 2010, and 2011, respectively. The costs are included in the income statements for the years ended 2009, 2010, and 2011 as shown below.

	Year ended December 31,
	2009	2010	2011
	(amounts in thousands)
Salaries and related payroll costs	$374	$860	$608
Provision for doubtful accounts	—	—	798
Occupancy costs	(219)	(258)	(51)
Other center expenses	3,183	4,343	1,740
Loss on disposal of property and equipment	337	358	157
Loss on impairment of assets	2,987	654	6,852

	$6,662	$5,957	$10,104

  Closing of Operations in Certain States

        In response to new or modified state regulations, we closed operations in Georgia in 2004, Pennsylvania and Oregon in 2007, Arkansas and New Mexico in 2008, New Hampshire in 2009, and Arizona and Montana in 2010.

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

        Our operations in New Hampshire resulted in losses at the center gross profit level for the year ended December 31, 2009 of approximately $996,000.

        Closing of Operations in Arizona.    A law permitting cash advances in Arizona expired June 30, 2010. We ceased operations in our remaining 47 centers in Arizona during the quarter ended September 30, 2010. For the twelve months ended December 31, 2010, closing costs of approximately $1.2 million were included in the income statement as an increase in other center expenses of $0.7 million, center salaries and related payroll costs of $0.3 million, and a loss on the impairment of assets of approximately $0.2 million. The cessation of our Arizona operations did not result in any impairment of goodwill.

        For the years ended December 31, 2009 and 2010, 2.4% and 1.2%, respectively, of our total revenues were generated from our operations in Arizona. The following is a summary of financial information for our operations in Arizona for the years ended December 31, 2009 and 2010 (in thousands):

	2009	2010
Total revenues	$15,694	$7,363
Total center expenses	10,590	6,936

Center gross profit (loss)	$5,104	$427

        Closing of Operations in Montana.    Due to a law change in Montana that became effective January 1, 2011, the Company closed its two centers. The cost of closing these centers was approximately $38,000. For the twelve months ended December 31, 2010, the operations in Montana generated approximately $66,000 of center gross profit.

  New Centers

        We opened 10 centers in the year ended December 31, 2009 and 24 centers in both the years ended December 31, 2010 and 2011. Additionally, we acquired 299 centers in the Valued Services Acquisition during the fourth quarter of the year ended December 31, 2011. The capital cost of opening a new center varies depending on the size and type of center, but typically averages approximately $47,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment, and a security system. In addition, the typical center that has been operating for at least 24 months requires average working capital of approximately $95,000 to fund the center's advance portfolio.

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

  Provision for Doubtful Accounts, Allowance for Doubtful Accounts, and Accrual for Third-Party Lender Losses

        We believe the most significant estimates made in the preparation of our accompanying consolidated financial statements relate to the determination of an allowance for doubtful accounts for estimated probable losses on advances we make directly to customers and an accrual for third-party lender losses for estimated probable losses on loans and certain related fees for loans that we process for the third-party lender in Texas. See "Off-Balance Sheet Arrangement with Third-Party Lender" in this section. Our advances and fees receivable, net, on our balance sheet, do not include the advances and interest receivable for loans we processed for the third-party lender in Texas because these loans are owned by the third-party lender.

        The provision for doubtful accounts as a percentage of total revenues for the year ended December 31, 2011 was 17.2%, compared to 17.4% for the same period in 2010. Losses were lower during the year ended December 31, 2011 compared to the same period in 2010 due primarily to a one-time adjustment to the allowance for doubtful accounts to consider estimated recoveries, as well as, proceeds from the sale of previously written-off receivables. These decreases in the provision were almost entirely offset by higher charge-offs in certain states and an increase in the provision for doubtful accounts related to our decision to cease operations in the United Kingdom. We sold approximately $4.8 million of previously written-off receivables during 2011 compared with $0.7 million in 2010.

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

        Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer's check was returned, the ACH was rejected by the customer's bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest and fees for our installment loan products. Customers with unpaid advances or installment loans who file for bankruptcy are charged off upon receipt of the bankruptcy notice. Although management uses the best information available to make evaluations, future adjustments to the allowance for doubtful accounts and accrual for third-party lender losses may be necessary if conditions differ substantially from our assumptions used in assessing their adequacy.

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

        In addition to the seasonal fluctuations, the receivable balances can fluctuate throughout a week, generally being at their highest levels on a Wednesday or Thursday and at their lowest levels on a Friday. In general, receivable balances decrease approximately 2% to 5% from a typical Thursday to a typical Friday. The year 2010 began and ended on a Friday. The year 2011 began and ended on a Saturday.

        To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, our loss experience could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. As of December 31, 2011, if the estimated rates used in calculating our allowance for doubtful accounts and third-party lender losses were 5% higher or lower, it would have increased or decreased our provision for doubtful accounts by approximately $2.6 million.

  Intangible Assets

        We assess the impairment of our long-lived and intangible assets annually, during the fourth quarter of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy of the overall business, and significant negative industry trends. We have two reporting units, which are also our operating segments. Our North American reporting unit consists of multiple state-based operations and therefore the cessation of operations in any particular state does not imply that goodwill for the relevant reporting unit will be impaired. In 2011, the Company elected early adoption of FASB Accounting Standards Update No. 2011-08 which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Management has considered all relevant events and circumstances that affect the fair value of the reporting unit in determining whether to perform the first step of the goodwill impairment test. No events or circumstances exist which would imply the fair value of the North American reporting unit is less than its carrying value, therefore the first step is not necessary for the purpose of testing goodwill for the 2011 annual goodwill impairment test.

        Our decision to cease operations in the United Kingdom results in the recognition of $4.3 million goodwill impairment loss as of December 31, 2011. This impairment represents the excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill.

        As of December 31, 2011, the carrying value of goodwill was $132.4 million which reflects an increase of $9.8 million attributable to the allocation of goodwill from the Valued Services Acquisition and a decrease of $4.3 million attributable to the impairment of goodwill in the United Kingdom, including foreign currency translation effects.

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

  Customer List Intangible

        Identifiable intangible assets other than goodwill include customer lists/relationships. During the quarter ended December 31, 2011, the Valued Services Acquisition purchase price was allocated to the estimated fair value of the tangible and intangible assets and liabilities acquired. A customer list intangible asset was recognized based on its fair value of approximately $5.2 million. During the quarter ended December 31, 2010, we and our third-party lender in Texas acquired a payday loan receivables portfolio. The purchase price was allocated to the estimated fair value of the tangible and intangible assets and liabilities, including a customer list of approximately $2.4 million. The customer lists are amortized over their expected useful lives, ranging from 30-36 months.

  Litigation Accrual

        In view of the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, we cannot state with confidence what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss or range of losses, fines, or penalties related to each pending matter may be or the extent to which such amounts may be recoverable under our insurance policies.

        In accordance with applicable accounting guidance, we establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. In the matters described in "Item 3. Legal Proceedings" loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in this Annual Report on Form 10-K, will have a material adverse effect on our consolidated financial position or liquidity, but may be material to our results of operations for any particular reporting period.

  Accrued Workers' Compensation Expenses

        Accrued liabilities in our December 31, 2010 and 2011 financial statements include accruals of approximately $5.6 million and $5.3 million, respectively, for workers' compensation. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, projected payroll numbers and other information. We review estimates and periodically update our estimates and the resulting reserves and any necessary adjustments are reflected in earnings currently. To the extent historical claims are not indicative of future claims, there are changes in payroll numbers, workers' compensation loss development factors change, or other assumptions used by management do not prevail, our expense and related accrued liabilities could increase or decrease.

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

        No assurance can be given that neither our tax returns nor the income tax reported on our Consolidated Financial Statements will be adjusted as a result of adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service ("IRS"). We are subject to potential adverse adjustments, including but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependence on the generation of future taxable income, in order to ultimately realize deferred income tax assets.

  Consolidation of Variable Interest Entity

        In connection with our CSO/CAB operations in Texas, we entered into an agreement with an unaffiliated third-party lender in 2005. We determined that the third-party lender was a variable interest entity ("VIE") under Accounting Standards Codification ("ASC") 815-10-65 "Variable Interest Entities" and that we were the primary beneficiary of this VIE. As a result, we consolidated the lender for the year ended December 31, 2007. During the fourth quarter of 2007, we terminated our CSO agreement with that lender and entered into an agreement with another unaffiliated third-party lender with substantially similar terms and conditions as the agreement with the former lender. The current lender is also a VIE but we have determined that we are not the primary beneficiary of this VIE and have not consolidated the current lender as of and for the years ended December 31, 2009, 2010, and 2011. See "Item 8. Financial Statements and Supplementary Data—Note 18. Transactions with Variable Interest Entities".

  Accounting for Stock-Based Employee Compensation

        In 2004, we adopted ASC 718, "Stock Compensation". Accordingly, we measure the cost of our stock-based employee compensation at the grant date based on fair value and recognize such cost in the financial statements over each award's requisite service period. As of December 31, 2011, the total compensation expense not yet recognized related to nonvested stock awards under our stock-based employee compensation plans is approximately $3.1 million. The weighted average period over which this expense is expected to be recognized is approximately 1.9 years. See "Item 8. Financial Statements and Supplementary Data—Note 12. Stock-Based Compensation Plans" for a description of our restricted stock and stock option awards and the assumptions used to calculate the fair value of such awards, including the expected volatility assumed in valuing our stock option grants.

  Results of Operations

  Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

        The following tables set forth our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2011:

	Year Ended December 31,
	2010		2011		Variance Favorable/ Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands, except Center Information)
Total Revenues	$600,233	100.0%	$625,856	100.0%	$25,623	4.3%
Center Expenses:
Salaries and related payroll costs	179,617	29.9%	182,465	29.2%	(2,848)	(1.6)%
Provision for doubtful accounts	104,228	17.4%	107,911	17.2%	(3,683)	(3.5)%
Occupancy costs	87,457	14.6%	82,790	13.2%	4,667	5.3%
Center depreciation expense	9,806	1.6%	8,147	1.3%	1,659	16.9%
Advertising expense	20,898	3.5%	21,371	3.4%	(473)	(2.3)%
Other center expenses	43,124	7.2%	41,964	6.7%	1,160	2.7%

Total center expenses	445,130	74.2%	444,648	71.0%	482	0.1%

Center gross profit	155,103	25.8%	181,208	29.0%	26,105	16.8%
Corporate and Other Expenses (Income):
General and administrative expenses	62,527	10.4%	61,317	9.8%	1,210	1.9%
Legal settlements	18,608	3.1%	23	—	18,585	99.9%
Corporate depreciation and amortization expense	2,306	0.4%	2,999	0.5%	(693)	(30.1)%
Interest expense	4,858	0.8%	4,561	0.7%	297	6.1%
Interest income	(74)	—	(43)	—	(31)	(41.9)%
(Gain)/loss on disposal of property and equipment	413	0.1%	159	—	254	61.5%
Loss on impairment of assets	654	0.1%	6,852	1.2%	(6,198)	(947.7)%

Total corporate and other expenses	89,292	14.9%	75,868	12.2%	13,424	15.0%

Income before income taxes	65,811	10.9%	105,340	16.8%	39,529	60.1%
Income tax expense	30,048	5.0%	37,717	6.0%	(7,669)	(25.5)%

Net income	$35,763	5.9%	$67,623	10.8%	$31,860	89.1%

	Year Ended December 31,
	2010	2011
Center Information:
Number of centers open at beginning of period	2,587	2,352
Opened	24	24
Acquired	—	299
Closed	(259)	(91)

Number of centers open at end of period	2,352	2,584

Weighted average number of centers open during the period	2,474	2,357
Number of customers served—all credit products (thousands)	1,310	1,347
Number of cash advances originated (thousands)(1)	10,027	10,561
Aggregate principal amount of cash advances originated (thousands)(1)	$3,710,133	$3,965,225
Average amount of each cash advance originated(1)	$370	$375
Average charge to customers for providing and processing a cash advance(1)	$55	$55
Average duration of a cash advance (days)(1)(2)	18.0	18.2
Average number of lines of credit outstanding during the period (thousands)(3)	12	1
Average amount of aggregate principal on lines of credit outstanding during the period (thousands)(3)	$3,753	$255
Average principal amount on each line of credit outstanding during the period(3)	$251	$89
Number of installment loans originated (thousands)(4)	61	79
Aggregate principal amount of installment loans originated (thousands)(4)	$27,375	$35,484
Average principal amount of each installment loan originated(4)	$446	$448

(1)
Excludes lines of credit and installment loans.

(2)
Excludes the impact of extended payment plans.

(3)
In Virginia, we began offering lines of credit in November 2008, ceased offering new lines of credit to customers in February 2010, and stopped providing advances on existing lines of credit on September 30, 2010.

(4)
The 2010 installment loan activity reflects loans we originated as the lender in Illinois and Colorado. The 2011 installment loan activity reflects loans we originated as the lender in Illinois, Colorado, South Carolina, Tennessee, and Wisconsin.

	Year Ended December 31,
	2010		2011		Variance Favorable/ (Unfavorable)
		% Total Revenues		% Total Revenues
	Dollars		Dollars		Dollars	%
	(Dollars in thousands)
Per Center (based on weighted average number of centers open during the period):
Center revenues	$242.6	100.0%	$265.5	100.0%	$22.9	9.4%
Center expenses:
Salaries and related payroll costs	72.6	29.9%	77.4	29.2%	(4.8)	(6.6)%
Provision for doubtful accounts	42.1	17.4%	45.8	17.2%	(3.7)	(8.8)%
Occupancy costs	35.4	14.6%	35.1	13.2%	0.3	0.8%
Center depreciation expense	4.0	1.6%	3.5	1.3%	0.5	12.5%
Advertising expense	8.4	3.5%	9.1	3.4%	(0.7)	(8.3)%
Other center expenses	17.4	7.2%	17.8	6.7%	(0.4)	(2.3)%

Total center expenses	179.9	74.2%	188.7	71.0%	(8.8)	(4.9)%

Center gross profit	$62.7	25.8%	$76.8	29.0%	$14.1	22.5%

  Revenue Analysis

        Total revenues increased approximately $25.6 million in 2011. Total revenues for the 2,238 centers opened prior to January 1, 2010 and still open as of December 31, 2011 increased $26.8 million, from $571.2 million in 2010 to $598 million in 2011. Total revenues for the 47 centers opened after January 1, 2010 and still open as of December 31, 2011 increased $3.4 million, from $0.9 million in 2010 to $4.3 million in 2011. Total revenues for the remaining 350 centers that closed represented a decrease of approximately $22.5 million for 2011 compared to 2010.

  Center Expense Analysis

        Salaries and related payroll costs.    The increase in salaries and related payroll costs in 2011 was due primarily to the Valued Services Acquisition. We averaged approximately 2.00 and 2.05 full-time equivalent field employees, including district directors, per center during 2010 and 2011, respectively.

        Provision for doubtful accounts.    The provision for doubtful accounts as a percentage of total revenues for the year ended December 31, 2011 was 17.2%, compared to 17.4% for the same period in 2010. Losses were lower during the year ended December 31, 2011 compared to the same period in 2010 due primarily to a one-time adjustment to the allowance for doubtful accounts to consider estimated recoveries, as well as, proceeds from the sale of previously written-off receivables. These decreases in the provision were almost entirely offset by higher charge-offs in certain states and an increase in the provision for doubtful accounts related to our decision to cease operations in the United Kingdom. We sold approximately $4.8 million of previously written-off receivables during 2011 compared with $0.7 million in 2010.

        Occupancy costs and center depreciation expense.    The decrease in occupancy costs and center depreciation expense in 2011 was due primarily to fewer number of open centers during 2011, as compared to 2010, prior to the Valued Services Acquisition in October 2011. In addition, depreciation continues to decrease as centers age and property and equipment become fully depreciated.

        Advertising expense.    Advertising expense increased in 2011 compared to 2010 due primarily to the "You Might Be Surprised" campaign and National TV cable advertisements in 2011.

        Other center expenses.    The decrease in other center expenses in 2011 was due primarily to a reduction in relocation and closing costs resulting from fewer closures in 2011 as compared to 2010.

  Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The decrease in general and administrative expenses in 2011 was due primarily to:

  •
  a reduction of legal fees of approximately $4.3 million;

        This was offset primarily by increases in general and administrative expenses of:

  •
  Valued Services Acquisition related expenses of approximately $1.2 million;

  •
  the United Kingdom subsidiary's expenses and other related closing costs of approximately $1.7 million.

        Legal settlements.    The amounts reflected as legal settlements relate to charges during the year ended December 31, 2011 of approximately $23,000 in the settlement of Raymond King and Sandra Coates v. Advance America Cash Advance Centers of Pennsylvania, LLC. The primary reason for the decrease is due to the settlement of Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al. in 2010.

        Interest expense.    The decrease in interest expense for the year ended December 31, 2011, as compared to 2010 was due primarily to a lower outstanding balance on the revolving credit facility, as well as, lower interest rates applicable to the credit facility.

        (Gain)/loss on disposal of property and equipment.    The favorable change in this item for the year ended December 31, 2011, as compared to 2010 was primarily due to fewer centers closing in 2011 as compared to 2010.

        Loss on impairment of assets.    Loss on impairment of assets for the year ended December 31, 2010 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure. For the year ended December 31, 2011, loss on impairment of assets represents the impairment of goodwill for the United Kingdom reporting unit, as well as, the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

        Income tax expense.    The increase in income tax expense for the year ended December 31, 2011, as compared to 2010 was primarily due to higher pretax profits, net of benefits associated with decision to exit the United Kingdom and the corresponding write-off of $28.2 million intercompany note.

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

(4)
The installment loan activity for 2009 reflects loans we originated as the lender in Illinois only. For 2010 the installment loan activity reflects loans we originated as the lender in Illinois and Colorado.

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

        Revenue Analysis

        Total revenues decreased approximately $47.4 million in 2010. Total revenues for the 2,320 centers opened prior to January 1, 2009 and still open as of December 31, 2010 decreased $4 million, from $584.3 million in 2009 to $580.3 million in 2010. Total revenues for the 32 centers opened after January 1, 2009 and still open as of December 31, 2010 increased $2 million, from $0.3 million in 2009 to $2.3 million in 2010. Total revenues for the remaining 479 centers that closed represented a decrease of approximately $45.4 million for 2010 compared to 2009.

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

        Other center expenses.    The decrease in other center expenses in 2010 was due primarily to a decrease in the number of centers opened as compared to 2009.

        Corporate and Other Expense (Income) Analysis

        General and administrative expenses.    The increase in general and administrative expenses in 2010 was due primarily to:

  •
  higher legal fees, net of insurance reimbursements, of approximately $2.8 million;

  •
  an increase in salaries and expenses related to personnel of approximately $1.8 million;

  •
  an increase in consulting expenses of approximately $0.6 million; and

  •
  an increase in employee relocation expenses of approximately $0.5.

        Legal settlements.    The amounts reflected as legal settlements relate to the charges during the year ended December 31, 2010 of approximately $18.6 million, net of insurance reimbursements. The primary reason for the increase is due to the settlement of Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

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

        Loss on impairment of assets.    Loss on impairment of assets in the year ended December 31, 2010 and 2009 represents the write-down of the undepreciated costs of certain fixed assets in our centers identified for closure.

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

Liquidity and Capital Resources

        The following table presents a summary of cash flows for the years ended December 31, 2009, 2010, and 2011 (in thousands):

				2010 vs. 2009 Variance		2011 vs. 2010 Variance
	2009	2010	2011	Dollars	%	Dollars	%
Cash flows provided by (used in):
Operating activities	$179,251	$134,110	$181,741	$(45,141)	(25.2)%	$47,631	35.5%
Investing activities	(93,001)	(99,333)	(154,817)	(6,332)	(6.8)%	(55,484)	(55.9)%
Financing activities	(64,048)	(45,836)	(18,415)	18,212	28.4%	27,421	59.8%
Effect of exchange rate changes on cash and cash equivalents	(30)	(182)	(165)	(152)	(506.7)%	17	9.3%

Net increase (decrease) in cash and cash equivalents	22,172	(11,241)	8,344	(33,413)	(150.7)%	19,585	174.2%
Cash and cash equivalents, beginning of period	16,017	38,189	26,948	22,172	138.4%	(11,241)	(29.4)%

Cash and cash equivalents, end of period	$38,189	$26,948	$35,292	$(11,241)	(29.4)%	$8,344	31.0%

        Our principal sources of cash are from operations and from borrowings under our credit facility. See "Certain Contractual Cash Commitments—Long-Term Debt Obligations" in this section for a detailed description of our credit facility. We anticipate that our primary uses of cash will be to provide working capital, finance capital expenditures, meet debt service requirements, fund advances, finance center openings, fund acquisitions, and pay dividends on our common stock.

        We borrow under our $300 million credit facility to fund our advances and to meet our other liquidity needs. Our day-to-day balances under our credit facility, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our credit facility. Our borrowings under our credit facility will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases. Advances and fees receivable, net increased approximately $41.4 million, or 20.2%, to $246.6 million at December 31, 2011, compared to $205.2 million at December 31, 2010.

        During the years ended December 31, 2010 and 2011, we repurchased 64,594 and 156,604 shares, respectively, of our common stock at a cost of $334,234 and $925,513, respectively. These shares were surrendered by employees to satisfy their tax obligations with respect to the vesting of restricted stock awarded pursuant to our 2004 Omnibus Stock Plan.

        Although our credit facility places restrictions on our capital expenditures and acquisitions, we believe that these restrictions do not currently prohibit us from pursuing our strategy or limit our current level of operations. Cash that is restricted due to certain states' regulatory liquidity requirements is not included in cash and cash equivalents. Instead, the restricted cash is shown on our consolidated balance sheet as a non-current asset under the line item "Restricted cash". Historically, these restrictions have not had an impact on our ability to meet our liquidity needs for operations.

However, our ability to make dividends to our stockholders and repurchases of our common stock has been, and in the future may be restricted under our credit facility.

  Cash Flows from Operating Activities

        Net cash provided by operating activities in 2011 as compared to 2010 increased approximately 35.5% to $181.7 million. Significant net income growth is the primary driver for the increase.

        Net cash provided by operating activities in 2010 as compared to 2009 decreased approximately 25.2% to $134.1 million. The decrease in operating cash flows was attributable to a decline in earnings and the timing of income tax payments.

  Cash Flows from Investing Activities

        Net cash used in investing activities in 2011 as compared to 2010 increased approximately 55.9% to $154.8 million. The increase was largely attributable to the Company's $44.8 million (net of cash acquired) Valued Services Acquisition, as well as, increased advances and fees receivable associated with higher revenues.

        Net cash used in investing activities in 2010 as compared to 2009 increased approximately 6.8% to $99.3 million. The increase was primarily related to increases in advances receivable of approximately $2.6 million, the purchase of customer lists and relationships of approximately $2.4 million, and property and equipment purchases of approximately $1.3 million.

  Cash Flows from Financing Activities

        Net cash used in financing activities in 2011 as compared to 2010 decreased 59.8% to $18.4 million. Despite strong cash flows from operations, the Company's increase in investing activities reduced amounts available to pay off indebtedness. Dividend payments were approximately $15.7 million and $15.4 million in 2011 and 2010, respectively.

        Net cash used in financing activities in 2010 as compared to 2009 decreased 28.4% to $45.8 million. During the year ended December 31, 2010, net payments on indebtedness, including the revolving credit facility, decreased by approximately $18.7 million to $30 million. The reduction in net payments on indebtedness was attributable to lower cash flows from operations and increased cash flows used in investing activities. Dividend payments were approximately $15.4 million and $15.3 million in 2010 and 2009, respectively.

  Non-GAAP Financial Information

        Our management places emphasis on earnings before interest expense, income-based taxes, depreciation, and amortization ("EBITDA"). EBITDA, when viewed with our GAAP results, provides useful information about operating performance and period-over-period growth. Additionally, management believes that EBITDA is commonly used by investors to assess a company's leverage capacity, liquidity, and financial performance. EBITDA, a non-GAAP measure, should not be considered as an alternative to net income or any other liquidity measure derived in accordance with GAAP. Our presentation of EBITDA should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.

        The following table summarizes our EBITDA margin for the year ended December 31, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2010	2011
Total revenue	$600,233	$625,856
Earnings before interest, taxes, depreciation, and amortization	85,315	123,373

EBITDA as a percent of revenue	14.2%	19.7%

  Reconciliation of EBITDA to Net Income:

	Year Ended December 31,
	2010	2011
Net income	$35,763	$67,623
Adjustments:
Income taxes	30,048	37,717
Depreciation and amortization	14,720	13,515
Interest expense, net	4,784	4,518

Earnings before interest, taxes, depreciation, and amortization	$85,315	$123,373

Capital Expenditures

        For the years ended December 31, 2009, 2010, and 2011, we incurred $4.8 million, $6.1 million, and $9.1 million, respectively, on capital expenditures. Capital expenditures included expenditures for new centers opened, center remodels, and computer equipment replacements in our centers and at our corporate headquarters.

Off-Balance Sheet Arrangement with Third-Party Lender

        In Texas, where we operate as a CAB, we offer a fee-based credit services package to assist customers in trying to obtain an extension of consumer credit through a third-party lender. Under the terms of our agreement with this lender, we process customer applications and are contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2010 and 2011, the third-party lender's outstanding advances and interest receivable (which were not recorded on our balance sheet) totaled approximately $22.8 million and $21.7 million, respectively, which is the amount we would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, we would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of our economic exposure for losses related to the third-party lender's advances and interest receivable, we have established an accrual for third-party lender losses to reflect our estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported on our balance sheet at December 31, 2010 and 2011 was approximately $5.4 million and $5.1 million, respectively, and was established on a basis similar to the allowance for doubtful accounts. If actual losses on the third-party lender's advances are materially greater than our accrual for third-party lender losses, our business, results of operations, and financial condition could be adversely affected. See "Item 8. Financial Statements and Supplementary Data—Note 18. Transactions with Variable Interest Entities."

Certain Contractual Cash Commitments

        Our principal future contractual obligations and commitments as of December 31, 2011, including periodic interest payments, included the following (in thousands):

		Payment due by December 31,
Contractual Cash Obligations	Total	2012	2013	2014	2015	2016	2017 and thereafter
Long-term debt obligations:
Credit facility	$113,193	$12,000	$12,000	$12,000	$12,000	$65,193	$—
Mortgage payable	3,600	552	594	638	687	739	390
Interest payable on long-term debt obligations	782	245	203	158	110	58	8
Operating lease obligations(1)	107,206	53,426	33,979	14,996	3,199	1,184	422
Purchase obligations	9,853	8,496	500	313	272	272	—

Total	$234,634	$74,719	$47,276	$28,105	$16,268	$67,446	$820

(1)
Includes leases for centers, aircraft hangar space, warehouse space, security equipment and fax/copier equipment.

  Long-Term Debt Obligations

        In December 2011, we entered into a new Credit Agreement (the "New Credit Agreement"), with a syndicate of banks. The New Credit Agreement replaces the Company's existing Amended and Restated Credit Agreement dated March 24, 2008 (the "Prior Credit Agreement"). The New Credit Agreement provides us with a $200 million revolving line of credit, including the ability to issue up to $25 million in letters of credit, and a $100 million term loan. The New Credit Agreement may be amended to increase the revolving line of credit and/or term loan by an additional $100 million upon receipt of sufficient commitments from existing or new lenders. Any portion of the revolving line of credit that is repaid may be borrowed again subject to any limitations based on financial covenants. We are required to make principal payments on the term loan in an amount of $1 million per month commencing with the calendar month ending January 31, 2012. Both the revolving line of credit and the term loan mature on December 5, 2016.

        As of December 31, 2011, we had approximately $13.2 million outstanding on the revolving portion of our credit facility and approximately $6.7 million of commitments under outstanding letters of credit, leaving approximately $180.1 million available for future borrowings under the revolving line of credit, subject to additional limitations based on certain financial covenants. As of December 31, 2011, the senior leverage covenant restricted that additional availability to approximately $152.1 million. As of December 31, 2011, the principal amount of the term loan outstanding was $100 million.

        In general, our borrowings under our New Credit Agreement bear interest, at our option, at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greater of: (i) the prime rate set by Bank of America (ii) the sum of the federal funds rate plus 0.50%; and (iii) the Eurodollar rate plus 1%. The base rate applicable margin ranges from 1% to 1.75% based upon our total leverage ratio. The LIBOR-based applicable margin ranges from 2% to 2.75% based upon our total leverage ratio. As of December 31, 2011, the applicable margin for the prime-based rate was 1.25% and the applicable margin for the LIBOR-based rate was 2.25%.

        The applicable rate is chosen when we request a draw down or a renewal of an outstanding loan under the New Credit Agreement and is based on the forecasted working capital requirements and the required notice period for each type of borrowing. LIBOR-based rates can be selected for one-, two-, three-, or six-month terms. In the case of a base rate loan, we must notify the bank on the requested date of any required borrowing and in the case of a LIBOR-based loan, we must notify the bank three business days prior to the date of the requested borrowing. Base rate loans are variable, and the rates on those loans are changed whenever the underlying rate changes. LIBOR-based loans bear interest for the term of the loan at the rate set at the time of borrowing for that loan.

        Our obligations under the New Credit Agreement are guaranteed by certain domestic subsidiaries. Our borrowings under the New Credit Agreement are collateralized by substantially all of our assets and the assets of certain subsidiaries. In addition, our borrowings under the New Credit Agreement are secured by a pledge of all of the capital stock, or similar equity interests, of certain domestic subsidiaries and 65% of the voting capital stock, or similar equity interests, of certain foreign subsidiaries. Our New Credit Agreement contains various financial covenants that require, among other things, the maintenance of minimum tangible net worth, maximum leverage and senior leverage, minimum fixed charge coverage and maximum charge-off ratios. The maximum leverage allowed is three and one half times trailing twelve month EBITDA, as defined in the New Credit Agreement. The maximum senior leverage allowed under the credit facility is two times trailing twelve month EBITDA as defined in the credit agreement. Our trailing twelve month EBITDA, as defined in the New Credit Agreement, and including pro forma adjustments for acquisitions, as of December 31, 2011 was approximately $137.8 million. The New Credit Agreement amends the definition of EBITDA under the Prior Credit Agreement to include the addition of non-cash charges, such as goodwill impairment, deferred financing charges, losses associated with the disposal of fixed assets, and the subtraction of non-cash gains on the disposal of fixed assets. The charge-off ratio, as defined in the New Credit Agreement, limits the average of actual charge-offs incurred during each fiscal month to a maximum of 4.50% of the average amount of adjusted transaction receivables outstanding at the end of each fiscal month during the prior twelve consecutive months. At December 31, 2011, our charge off ratio was 3.2% and was calculated based on average monthly charge-offs of $9.3 million and average transaction receivables of $287.1 million, and we had charge-offs of $34.6 million during the three months ended December 31, 2011. We could have charged off an additional $43.3 million for the three months ended December 31, 2011 within the limits of this covenant. The New Credit Agreement contains customary covenants, including covenants that restrict our ability to, among other things (i) incur liens, (ii) incur certain indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with our affiliates, and (xii) issue certain equity interests. The New Credit Agreement contains customary events of default, including events of default resulting from (i) our failure to pay principal when due or interest, fees, or other amounts after three or more business days, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to any other indebtedness in excess of $5 million in the aggregate, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) monetary judgment defaults in excess of $5 million in the aggregate, (viii) customary ERISA defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a material portion of the collateral, and (x) a change of control. A breach of a covenant or an event of default could cause all amounts outstanding under the credit facility to become immediately due and payable. We were in compliance with all financial covenants at December 31, 2011. See "Liquidity and Capital Resources" in this section for a description of how we utilize the credit facility to meet our liquidity needs.

        We borrow under the New Credit Agreement to fund our advances and our other liquidity needs. Our day-to-day balances under our revolving line of credit, as well as our cash balances, vary because of seasonal and day-to-day requirements resulting from making and collecting advances. For example, if a month ends on a Friday (a typical payday), our borrowings and our cash balances will be high compared to a month that does not end on a Friday. This is because a substantial portion of the advances will be repaid in cash on that day but sufficient time will not yet have passed for the cash to reduce the outstanding borrowings under our line of credit. Our borrowings under our revolving line of credit will also increase as the demand for advances increases during our peak periods such as the back-to-school and holiday seasons. Conversely, our borrowings typically decrease during the tax refund season when cash receipts from customers peak or the customer demand for new advances decreases.

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

        Mortgage Payable.    Our corporate headquarters building and related land are subject to a mortgage, the principal amount of which was approximately $4.1 million and $3.6 million at December 31, 2010 and 2011, respectively. The mortgage is payable to an insurance company and is collateralized by our corporate headquarters building and related land. The mortgage is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage matures on June 10, 2017 and includes a substantial prepayment penalty. The carrying amount of our corporate headquarters (land, land improvements, and building) was approximately $4.4 million and $4.2 million at December 31, 2010 and 2011, respectively.

  Operating Lease Obligations

        We lease all of our centers from third-party lessors under operating leases. These leases typically have initial terms of three to five years and may contain provisions for renewal options, additional rental charges based on revenue, and payment of real estate taxes and common area charges. In addition, we lease aircraft hangar space, warehouse space, and certain security and office equipment. The lessor under the aircraft hangar space lease is a company controlled by or affiliated with Mr. George D. Johnson, Jr., our former Chairman and a significant stockholder. See "Item 8. Financial Statements and Supplementary Data—Note 15. Related Party Transactions."

  Purchase Obligations

        We enter into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of December 31, 2011, our purchase obligations totaled approximately $9.9 million.

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

        We have based these forward-looking statements on management's current views and expectations. Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control and may not even be predictable. These risks, uncertainties, and other factors could cause the actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and factors include, but are not limited to:

  •
  our ability to satisfy the closing conditions and consummate our proposed acquisition by Grupo Elektra;

  •
  the extent to which class action lawsuits filed against us with respect to our acquisition by Grupo Elektra interfere with our ability to consummate that transaction;

  •
  the extent to which regulations written and implemented by the newly created Federal Bureau of Consumer Financial Protection, and other federal, state, local, and foreign governmental regulation of cash advance services, consumer lending, and related financial products and services limit or prohibit the operation of our business;

  •
  the extent to which a federal, state law that imposes a cap on our fees and interest or prohibits or severely restricts cash advance services would likely eliminate our ability to continue our current operations;

  •
  our ability to prevent unauthorized disclosures of sensitive or confidential customer data, which could result in costly litigation, financial penalties and loss of customers;

  •
  current and future litigation and regulatory proceedings against us and our officers and directors;

  •
  our ability to find growth opportunities and to identify and successfully implement new product and service offerings in a manner that will reduce our dependence on cash advance services and on revenues from certain key states;

  •
  the effect of the current adverse economic conditions on our revenues and loss rates and our ability to continue to generate sufficient cash flow to satisfy our liquidity needs and future cash dividends;

  •
  the fragmentation of our industry and competition from various other sources providing similar financial products, or other alternative sources of credit, to consumers;

  •
  the availability of adequate financing;

  •
  the extent to which media reports may have an adverse effect on public perception of the cash advance industry as being predatory or abusive;

  •
  the loss of our key executives, particularly our Chief Executive Officer and Chief Financial Officer;

  •
  the adequacy of our allowance for doubtful accounts, accrual for third-party lender losses and estimates of losses;

  •
  the possible impairment of goodwill;

  •
  the effect of extended repayment plans on our revenues, loss experience, provision for doubtful accounts, and results of operations;

  •
  risks related to acquisitions, particularly the failure to integrate businesses and assets that we have acquired or may acquire in the future;

  •
  our relationship with the banks that are party to our credit facility and that provide certain services that are needed to operate our business;

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

  Interest Rate Risk

        We are exposed to interest rate risk on our revolving credit facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars, or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments outstanding as of December 31, 2010 and 2011. The weighted average interest rate on our $112 million of variable interest debt as of December 31, 2010 was approximately 3.36%. The weighted average interest rate on our $113.2 million of variable interest debt as of December 31, 2011 was approximately 2.59%.

        We had total interest expense of $6.2 million, $4.9 million, and $4.6 million for the years ended December 31, 2009, 2010, and 2011, respectively. The estimated change in interest expense from a hypothetical 200 basis-point change in applicable variable interest rates would have been approximately $3 million in 2009, $2 million in 2010, and $1.8 million in 2011.

  Foreign Currency Exchange Rate Risk

        The expansion of our operations to the United Kingdom and Canada in 2007 has exposed us to shifts in currency valuations. We may, from time to time, elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and Canada against foreign currency fluctuations. We had no such financial instruments outstanding as of December 31, 2010 and 2011.

        As currency exchange rates change, translation of the financial results of our United Kingdom and Canadian operations into United States dollars will be impacted. Changes in exchange rates have resulted in cumulative translation adjustments decreasing our net assets at December 31, 2010 and 2011 by approximately $2.2 million and $2.4 million, respectively. These cumulative translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Due to the immateriality of our operations in the United Kingdom and Canada, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advance America, Cash Advance Centers, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advance America, Cash Advance Centers, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 15, 2012

Advance America, Cash Advance Centers, Inc.

Consolidated Balance Sheets

December 31, 2010 and December 31, 2011

(in thousands, except per share data)

	2010	2011
Assets
Current assets
Cash and cash equivalents	$26,948	$35,292
Advances and fees receivable, net	205,207	246,560
Deferred income taxes	18,615	22,527
Other current assets	19,869	14,397

Total current assets	270,639	318,776
Restricted cash	3,752	2,774
Property and equipment, net	25,054	21,712
Goodwill	126,914	132,416
Customer lists and relationships, net	2,282	5,980
Other assets	3,011	4,266

Total assets	$431,652	$485,924

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,554	$15,771
Accrued liabilities	37,939	29,653
Income taxes payable	42	5,165
Accrual for third-party lender losses	5,420	5,092
Current portion of long-term debt	767	12,552

Total current liabilities	56,722	68,233
Credit facility	111,930	101,193
Long-term debt	3,600	3,048
Deferred income taxes	23,148	24,678
Deferred revenue	890	—
Other liabilities	321	143

Total liabilities	196,611	197,295

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000 shares authorized; 96,821 shares issued and 62,148 and 62,435 outstanding as of December 31, 2010 and 2011, respectively	968	968
Paid in capital	290,753	288,647
Retained earnings	203,001	255,106
Accumulated other comprehensive loss	(1,885)	(1,547)
Common stock in treasury (34,673 and 34,386 shares at cost at December 31, 2010 and 2011, respectively)	(257,796)	(254,545)

Total stockholders' equity	235,041	288,629

Total liabilities and stockholders' equity	$431,652	$485,924

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Income

Years Ended December 31, 2009, 2010, and 2011

(in thousands, except per share data)

	2009	2010	2011
Total revenues	$647,676	$600,233	$625,856

Center Expenses:
Salaries and related payroll costs	185,599	179,617	182,465
Provision for doubtful accounts	124,575	104,228	107,911
Occupancy costs	94,370	87,457	82,790
Center depreciation expense	13,174	9,806	8,147
Advertising expense	22,232	20,898	21,371
Other center expenses	45,606	43,124	41,964

Total center expenses	485,556	445,130	444,648

Center gross profit	162,120	155,103	181,208
Corporate and Other Expenses (Income):
General and administrative expenses	55,363	61,892	61,108
General and administrative expenses with related parties	1,163	635	209
Legal settlements	6,427	18,608	23
Corporate depreciation and amortization expense	2,714	2,306	2,999
Interest expense	6,241	4,858	4,561
Interest income	(238)	(74)	(43)
(Gain)/loss on disposal of property and equipment	(50)	413	159
Loss on impairment of assets	2,987	654	6,852

Income before income taxes	87,513	65,811	105,340
Income tax expense	33,310	30,048	37,717

Net income	$54,203	$35,763	$67,623

Net income per common share:
Basic	$0.89	$0.59	$1.10
Diluted	$0.88	$0.58	$1.09
Dividends declared per common share	$0.25	$0.25	$0.25
Weighted average number of shares outstanding:
Basic	60,868	61,054	61,457
Diluted	61,667	61,440	61,875

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2009, 2010, and 2011

(in thousands, except per share data)

	Common Stock					Common Stock In Treasury
					Accumulated Other Comprehensive Loss
		Par Value	Paid In Capital	Retained Earnings
	Shares					Shares	Amount	Total
Balances, December 31, 2008	96,821	$968	$288,635	$143,961	$(2,585)	(35,734)	$(259,720)	$171,259
Comprehensive income:
Net income	—	—	—	54,203	—	—	—	54,203
Foreign currency translation	—	—	—	—	651	—	—	651

Total comprehensive income								54,854
Dividends paid ($0.44 per share)	—	—	—	(15,296)	—	—	—	(15,296)
Dividends payable	—	—	—	(103)	—	—	—	(103)
Purchases of treasury stock	—	—	—	—	—	(17)	(76)	(76)
Issuance of restricted stock	—	—	—	—	—	570	—	—
Forfeitures of restricted stock	—	—	—	—	—	(30)	—	—
Vesting of restricted stock issued from treasury stock	—	—	(433)	—	—	—	433	—
Amortization of restricted stock	—	—	759	—	—	—	—	759
Stock option expense	—	—	1,209	—	—	—	—	1,209
Issuance of common stock to director in lieu of cash	—	—	(24)	—	—	4	31	7

Balances, December 31, 2009	96,821	968	290,146	182,765	(1,934)	(35,207)	(259,332)	212,613
Comprehensive income:
Net income	—	—	—	35,763	—	—	—	35,763
Foreign currency translation	—	—	—	—	(298)	—	—	(298)
Other comprehensive income	—	—	—	—	347	—	—	347

Total comprehensive income								35,812
Dividends paid ($0.25 per share)	—	—	—	(15,392)	—	—	—	(15,392)
Dividends payable	—	—	—	(135)	—	—	—	(135)
Purchases of treasury stock	—	—	—	—	—	(64)	(465)	(465)
Issuance of restricted stock	—	—	—	—	—	595	—	—
Exercise of stock options	—	—	(238)	—	—	45	238	—
Forfeitures of restricted stock	—	—	—	—	—	(42)	—	—
Vesting of restricted stock issued from treasury stock	—	—	(1,763)	—	—	—	1,763	—
Amortization of restricted stock	—	—	1,633	—	—	—	—	1,633
Stock option expense	—	—	975	—	—	—	—	975
Issuance of common stock to director in lieu of cash	—	—	—	—	—	—	—	—

Balances, December 31, 2010	96,821	968	290,753	203,001	(1,885)	(34,673)	(257,796)	235,041
Comprehensive income:
Net income	—	—	—	67,623	—	—	—	67,623
Foreign currency translation	—	—	—	—	(150)	—	—	(150)
Other comprehensive income	—	—	—	—	488	—	—	488

Total comprehensive income								67,961
Dividends declared ($0.25 per share)	—	—	—	(15,597)	—	—	—	(15,597)
Dividends forfeited	—	—	—	79	—	—	—	79
Purchases of treasury stock	—	—	—	—	—	(156)	(1,224)	(1,224)
Issuance of restricted stock	—	—	—	—	—	579	—	—
Exercise of stock options	—	—	(748)	—	—	101	748	—
Forfeitures of restricted stock	—	—	—	—	—	(237)	—	—
Vesting of restricted stock issued from treasury stock	—	—	(3,727)	—	—	—	3,727	—
Amortization of restricted stock	—	—	2,283	—	—	—	—	2,283
Stock option expense	—	—	86	—	—	—	—	86
Issuance of common stock to director in lieu of cash	—	—	—	—	—	—	—	—

Balances, December 31, 2011	96,821	$968	$288,647	$255,106	$(1,547)	(34,386)	$(254,545)	$288,629

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2010, and 2011

(in thousands)

	2009	2010	2011
Cash flows from operating activities
Net income	$54,203	$35,763	$67,623
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
Depreciation and amortization	15,925	12,112	11,146
Non-cash interest expense	647	631	668
Provisions for doubtful accounts	124,575	104,228	107,911
Deferred income taxes	(5,099)	329	(2,382)
(Gain)/loss on disposal of property and equipment	(50)	413	159
Loss on impairment of assets	2,987	654	6,852
Loss on extinguishment of debt	—	—	202
Amortization of restricted stock	759	1,633	2,283
Stock option expense	1,209	975	86
Common stock issued to director in lieu of cash	7	—	—
Changes in operating assets and liabilities
Fees receivable, net	(19,038)	(12,816)	(18,784)
Other current assets	(1,647)	(2,507)	6,231
Other assets	168	304	127
Accounts payable	(483)	(1,008)	3,218
Accrued liabilities	(2,613)	6,584	(7,832)
Deferred revenue	(2,074)	(1,827)	(890)
Income taxes payable	9,775	(11,358)	5,123

Net cash provided by operating activities	179,251	134,110	181,741

Cash flows from investing activities
Changes in advances receivable	(88,868)	(91,445)	(102,588)
Customer lists and relationships	—	(2,360)	(39)
Changes in restricted cash	267	614	978
Acquisitions of business, net of cash acquired	—	—	(44,800)
Proceeds from sale of property and equipment	446	4	—
Purchases of property and equipment	(4,846)	(6,146)	(8,368)

Net cash used in investing activities	(93,001)	(99,333)	(154,817)

Cash flows from financing activities
(Payments on)/Proceeds from revolving loans, net	(48,759)	(29,128)	(98,737)
Proceeds from term loan	—	—	100,000
Payments on mortgage payable	(444)	(477)	(513)
Payments on note payable	(224)	(374)	(254)
Proceeds from note payable	751	—	—
Payments of financing costs	—	—	(1,980)
Purchases of treasury stock	(76)	(465)	(1,224)
Payments of dividends	(15,296)	(15,392)	(15,707)

Net cash used in financing activities	(64,048)	(45,836)	(18,415)

Effect of exchange rate changes on cash and cash equivalents	(30)	(182)	(165)

Net increase (decrease) in cash and cash equivalents	22,172	(11,241)	8,344
Cash and cash equivalents, beginning of period	16,017	38,189	26,948

Cash and cash equivalents, end of period	$38,189	$26,948	$35,292

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,849	$4,846	$3,951
Income taxes	30,799	41,485	30,132
Supplemental schedule of non-cash investing and financing activity:
Property and equipment purchases included in accounts payable and accrued expenses	72	179	85
Restricted stock dividends payable	103	135	189

The accompanying notes are an integral part of these consolidated financial statements.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements

December 31, 2009, 2010, and 2011

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

        At December 31, 2011, the Company operated 2,242 centers throughout the United States under the brand names Advance America ("Advance America") and National Cash Advance ("National Cash") and 33 centers in the United Kingdom and 10 centers in Canada under the brand name National Cash. In each jurisdiction, separate wholly owned subsidiaries own the centers operating as Advance America and as National Cash. With the acquisition of the assets of the Valued Services retail storefront consumer finance business of CompuCredit Holding Corporation (the "Valued Services Acquisition"), we operated 114 centers under the "Check Advance" brand, 89 centers under the "First American Cash Advance" brand, one center under "First American Cash Loans" brand, 80 centers under "First American Loans" brand, six centers under "Purpose Financial" brand and nine centers under "Purpose Money" brand. Historically, the Company has conducted business in most states under the authority of a variety of enabling state statutes including cash advance, deferred presentment, check-cashing, small loan, credit services organization ("CSO"), credit access business ("CAB"), and other state laws whereby advances are made directly to customers. The Company's operations in the United Kingdom are conducted in accordance with applicable English law. The Company's operations in Canada are conducted in accordance with applicable Canadian federal and provincial law.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 2010 and 2011. The Company invests excess funds in certificates of deposit and in overnight sweep accounts with commercial banks, which in turn invest these funds in short- term, interest-bearing reverse repurchase agreements, or overnight Eurodollar deposits. Due to the short-term nature of these investments, the Company does not take possession of the securities, which are instead held by the financial institution. The market value of the securities held pursuant to these arrangements approximates the carrying amount.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

1. Description of Business and Significant Accounting Policies (Continued)

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

Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        The allowance for doubtful accounts represents management's estimated probable losses for advances made directly to customers and is recorded as a reduction of advances and fees receivable, net, on the Company's balance sheet. The accrual for third-party lender losses represents management's estimated probable losses for loans and certain related fees for loans that are processed by the Company for its current third-party lender in Texas (see Note 18) and is recorded as a current liability on the Company's balance sheet.

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

        Unpaid advances and the related fees and/or interest are generally charged off 60 days after the date a customer's check was returned, the Automated Clearing House ("ACH") authorization was rejected by the customer's bank, or the default date, unless the customer has paid at least 15% of the total of his or her loan plus all applicable fees, or 15% of the outstanding balance and related interest

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

1. Description of Business and Significant Accounting Policies (Continued)

and fees for the Company's line of credit and installment loan products. Unpaid advances, installment loans, or lines of credit of customers who file for bankruptcy are charged off upon receipt of the bankruptcy notice.

        Management believes that the allowance for doubtful accounts and accrual for third-party lender losses are adequate. Management's ongoing evaluation of the adequacy of the allowance for doubtful accounts and accrual for third-party lender losses is based on its evaluation of the advances and loans outstanding, historical experience, and such other factors that, in management's judgment, deserve consideration in estimating probable losses.

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

        The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses recoverability by determining whether the net book value of assets will be recovered through projected undiscounted future cash flows. If the Company determines that the carrying value of assets may not be recoverable, it measures any impairment based on the projected discounted future cash flows or estimated sale proceeds to be provided from the assets as compared to the carrying value. The Company recorded in 2009 an impairment of assets expense of approximately $3 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2010 an impairment of assets expense of approximately $0.7 million to write off the undepreciated costs of underperforming centers identified for future closure. The Company recorded in 2011 an impairment of assets expense of approximately $6.9 million, of which $2.6 million relates to the write off of undepreciated costs of underperforming centers identified for future closure and $4.3 million, relates to the impairment of goodwill for the United Kingdom reporting unit.

        The Company accounts for internally developed software costs in accordance with Accounting Standards Codification ("ASC") 350-40, "Internal Use Software," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalizes internal use software if that software meets the following criteria:

  •
  The software is acquired, internally developed or modified solely to meet the Company's internal needs; and

  •
  No substantive plan exists or is being developed to market the software externally.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

1. Description of Business and Significant Accounting Policies (Continued)

        If these two criteria are met, the Company will capitalize labor costs of full-time and temporary employees working directly on the development or modification of internal use software and hardware and software purchased specifically for the internal use software. Capitalized costs are depreciated over the estimated useful lives of three to five years when the software is complete and ready for its intended use.

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

Concentration of Risk

        During the year ended December 31, 2011, the Company operated in 30 states in the United States. For the years ended December 31, 2009, 2010, and 2011, total revenues within the Company's five largest states (measured by total revenues) accounted for approximately 48%, 51%, and 54%, respectively, of the Company's total revenues. The states that represent the Company's five largest states (measured by total revenues) change from time to time.

Advertising Costs

        Advertising costs are expensed when incurred.

Pre-opening Costs

        New center pre-opening costs are expensed when incurred.

Center Closing Costs

        Center closing costs represent management's estimate of severance payments, costs to clean and vacate the premises, losses related to the write-off of leasehold improvements and signage, and lease cancellation expenses related to closing a center. Additionally, closing or consolidating centers could result in the impairment of receivables, long-lived assets, or goodwill. A liability for severance payments, unless contractually obligated, is recognized when management: (i) decides to close a center and this plan is unlikely to change; (ii) determines that an employee cannot be relocated to another center; and (iii) informs the employee of the termination and the benefits that will be paid. Costs to terminate the lease are recorded at the earlier of the date the lease is terminated or the date the leased property is no longer used. All other expenses are recorded when incurred.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

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

Derivative and Hedging Activities

        The Company has occasionally used derivative financial instruments for the purpose of managing exposure to adverse fluctuations in interest rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for speculative or trading purposes. The Company had no derivative financial instruments outstanding as of December 31, 2010 and 2011.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding unvested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, after adjusting for the dilutive effect of unvested restricted stock and outstanding stock options. At December 31, 2009 and 2010, 172,268 and 130,152, respectively, unvested shares of restricted stock were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive. At December 31, 2011, all unvested shares of restricted stock were dilutive. At December 31, 2009, 2010, and 2011, options to purchase 1,555,000, 1,537,500 and 1,292,281 shares of common stock, respectively, that were outstanding at those dates were not included in the computation of diluted earnings per share because the effect of including them would be anti-dilutive.

        The following table presents the reconciliation of the denominator used in the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Reconciliation of denominator:
Weighted average number of common shares outstanding—basic	60,868	61,054	61,457
Effect of dilutive unvested restricted stock	433	216	269
Effect of dilutive outstanding stock options	366	170	149

Weighted average number of common shares outstanding—diluted	61,667	61,440	61,875

Stock-Based Compensation Plans

        The Company's stock-based compensation plans include the 2004 Omnibus Stock Plan, which was approved by the Company's Board of Directors in 2004, and a Nonqualified Stock Option Agreement

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

1. Description of Business and Significant Accounting Policies (Continued)

and a Restricted Stock Agreement in connection with the 2004 Omnibus Stock Plan, both of which are between the Company and the Company's President and Chief Executive Officer and were approved by the Company's Board of Directors in 2005.

        Under the Company's stock-based compensation plans, the Company has granted shares of restricted stock and options to purchase the Company's common stock. In 2004, the Company adopted ASC 718, "Stock Compensation". As required by ASC 718, the Company uses the fair value method of accounting for compensation cost for its restricted stock and stock options. Accordingly, compensation cost was measured at the grant date based on the fair value of the awards and is being recognized over each award's respective service period. See Note 12 for the impact of these stock-based compensation plans on the Company's results of operations and financial condition as well as other disclosures required by ASC 718.

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

December 31, 2009, 2010, and 2011

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

Foreign Currency Translation and Transactions

        The Company operates centers in the United Kingdom and Canada. The financial statements of these foreign businesses have been translated into United States dollars. All balance sheet accounts were translated at the respective current exchange rate as of the balance sheet date and all income statement accounts were translated at the respective average exchange rate for the period. The resulting translation adjustments, as well as exchange rate gains and losses on intercompany balances of a long-term investment nature, are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses. Accumulated other comprehensive loss of $2.2 million at December 31, 2010 consisted of approximately $2.3 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million. Accumulated other comprehensive loss of $2.4 million at December 31, 2011 consisted of approximately $2.5 million of foreign currency translation adjustments, net of related tax of approximately $0.1 million.

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

        In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies which are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In the matters described in Note 13, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Note 13, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company's results of operations for any particular reporting period.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

1. Description of Business and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        In July 2010, the FASB issued Accounting Standard Update ("ASU") No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosures about the credit quality of the Company's receivables required by the ASU are in Note 4. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company's financial statements.

        In December 2010, the FASB issued Accounting Standards Update No. 2010-28 "Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28"). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative actors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. When qualitative factors exist that indicate goodwill is more likely than not impaired, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test when the carrying amount of the reporting unit is zero or negative. ASU 2010-28 is effective for public entities for fiscal years, and for interim period within those years, beginning after December 15, 2010, with early adoption prohibited. As a result of continuous losses and the decision to divest operations in the United Kingdom, a full impairment charge for the United Kingdom's allocated goodwill was recognized for the period ending December 31, 2011. As the North American reporting unit has a positive carrying value, it is not impacted by ASU 2010-28.

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combination had occurred as of the beginning of the comparable prior annual reporting period. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company adopted ASU 2010-29 as of January 1, 2011. ASU 2010-29 concerns disclosure only and did not have a material impact on the Company's financial position or results of operations.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

1. Description of Business and Significant Accounting Policies (Continued)

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

        In September 2011, the FASB issued FASB Accounting Standards Update No. 2011-08 "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). Under ASU 2011-08, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described Topic 350. Under ASU 2011-08, the two-step goodwill impairment test is not required under ASU 2011-08 unless the more-likely-than-not threshold is met. For public entities, the amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption of ASU 2011-08 on December 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued FASB Accounting Standards Update No. 2011-12 "Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". Under ASU 2011-12, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before ASU 2011-05. The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The adoption of ASU 2011-12 has no impact on the Company's consolidated financial statements.

2. Regulatory Requirements

        The Company's business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

2. Regulatory Requirements (Continued)

expands its business. As of December 31, 2011, the Company operated in 29 states because the Company believes it is attractive to operate in those states, due to specific legislation that enables it to offer economically viable products.

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

        State statutes authorizing the Company's products and services typically provide the state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways, or issue new administrative rules. In addition, when the staff of state regulatory bodies change, it is possible that the interpretations of applicable laws and regulations may also change.

        The Company's centers are individually licensed under these state laws. Certain states have minimum net worth or minimum asset level requirements for each company conducting business in the state as a provider of cash advances or similar short-term consumer credit.

        Although states provide the primary regulatory framework under which the Company offers cash advance services, certain federal laws also impact the business. The Company's cash advance services are subject to federal laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") which created the Consumer Financial Protection Bureau ("CFPB"), Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA"), the Fair Debt Collection Practices Act ("FDCPA"), the Gramm-Leach-Bliley Act ("GLBA"), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "PATRIOT Act") and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its regulations generally require the Company to protect the confidentiality of its customers' nonpublic personal information and to disclose to the Company's customers its privacy policy and practices.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

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

        Additionally, various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2002 and 2009, bills were introduced in Congress that would have placed a federal cap of 36% on the effective annual percentage rate ("APR") on all consumer loan transactions. Another bill would have placed a 15-cents-per-dollar borrowed ($.15/$1.00) cap on fees for cash advances, banned rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), and required us to offer an extended payment plan that severely restricts our cash advance product. The Dodd-Frank Act, which was enacted in July 2010, authorizes the newly created Consumer Financial Protection Bureau to regulate a variety of consumer finance transactions.

        On January 19, 2011, the CFPB published examination guidelines for short term, small dollar lending institutions like us ("the Guidelines"). The Guidelines, which are additional to the CFPB's previously published supervision, an examination manual for financial institutions, describe how the CFPB will supervise and examine our operations. The Guidelines include modules related to our marketing; application and origination process; payment processing and sustained use policies; collection, accounts in default, and consumer reporting; and our third-party relationships. Although we expect that the CFPB will conduct its first examination of us and other payday lenders sometime during 2012, we have not yet received any notice as to when the CFPB will begin conducting its supervisory or examination process, and we cannot currently predict how, when, or if the CFPB will impose additional regulations that could affect us, the CFPB may promulgate regulations that would impact the consumer credit products that we offer and have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

3. Advances and Fees Receivable, Net

        Advances and fees receivable, net, consisted of the following (in thousands):

	2010	2011
Advances receivable	$201,352	$240,447
Fees and interest receivable	33,458	42,189
Returned items receivable	34,599	36,084
Other	3,768	4,284
Allowance for doubtful accounts	(48,382)	(49,788)
Unearned revenues	(19,588)	(26,656)

Advances and fees receivable, net	$205,207	$246,560

        Included in advances, and fees and interest receivable are amounts that may be past due that do not have bank presentment authorizations.

        Receivables, net of unearned revenues, were as follows (in thousands):

	2010	2011
Advances, fees and interest receivable	$215,222	$255,980
Returned items receivable	34,599	36,084
Other	3,768	4,284

Acquired Loans

        Acquired loans are initially recorded as of an acquisition date at fair value in accordance with ASC 805, Business Combinations. The Company recorded advances receivable of $28.2 million as of the acquisition date for the Valued Services Acquisition. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. Further, the Company elected to account for all other acquired loans within the scope of ASC 310-30 using the same methodology. Accounting for the acquired loans within the scope of ASC 310-30 as opposed to accounting within the scope of ASC 310-20, Receivable—Nonrefundable Fees and Other Costs, had no impact on net income. As of December 31, 2011, the acquired loan balance was $3.1 million.

        Under ASC 310-30, the excess of the expected cash flows at acquisition over the recorded investment is considered to be the accretable yield and is recognized as fee income over the life of the loan or pool. The excess of the contractual cash flows over the expected cash flows is considered to be the nonaccretable difference. At the date of purchase, the undiscounted contractual cash flows of the acquired loan portfolio totaled $44.1 million and undiscounted expected cash flows totaled $34.2 million.

        Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of the fair value that are significant and probable are recorded as an adjustment to the accretable difference on a prospective basis. Any subsequent decreases in cash flow over those expected at purchase date that are significant and probable are recognized by recording an allowance for loan

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

3. Advances and Fees Receivable, Net (Continued)

losses. As of December 31, 2011, there has been no change in expected cash flows of the acquired loans since the date of purchase.

4. Allowance for Doubtful Accounts and Accrual for Third-Party Lender Losses

        The Company defines its portfolio segment as short-term consumer loans.

        Changes in the allowance for doubtful accounts were as follows (in thousands):

	2009	2010	2011
Beginning balance	$59,441	$53,031	$48,382
Provision for doubtful accounts	124,007	103,336	108,239
Charge-offs	(153,881)	(126,957)	(129,791)
Recoveries	23,464	18,972	22,958

Ending balance	$53,031	$48,382	$49,788

        Changes in the accrual for third-party lender losses were as follows (in thousands):

	2009	2010	2011
Beginning balance	$3,960	$4,528	$5,420
Provision for doubtful accounts	568	892	(328)

Ending balance	$4,528	$5,420	$5,092

        The total changes in the allowance for doubtful accounts, and the accrual for third-party lender losses were as follows (in thousands):

	2009	2010	2011
Beginning balance	$63,401	$57,559	$53,802
Provision for doubtful accounts	124,575	104,228	107,911
Charge-offs	(153,881)	(126,957)	(129,791)
Recoveries	23,464	18,972	22,958

Ending balance	$57,559	$53,802	$54,880

        Total loans outstanding as of December 31, 2011, evaluated for impairment, were $296.3 million.

        The Company considers returned items receivable as its primary credit quality indicator. If a third-party lender provides the advance, such as in Texas and online, the applicable third-party lender decides whether to approve the cash advance and establishes all of the underwriting criteria and terms, conditions, and features of the customer agreements.

5. Acquisitions

        On October 10, 2011, the Company, completed its acquisition of the Valued Services retail storefront consumer finance business from certain subsidiaries of CompuCredit Holdings Corporation.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

5. Acquisitions (Continued)

The Company purchased substantially all of the assets of the business, which consists of approximately 300 centers located in Alabama, Colorado, Kentucky, Ohio, Oklahoma, Mississippi, South Carolina, Tennessee, and Wisconsin. The total cash consideration for the Valued Services Acquisition totaled approximately $46.2 million. In connection with the Valued Services Acquisition, the Company also incurred transaction costs of approximately $1.2 million.

        One of the Company's core strategies is to grow the Company's position as a market leader through expansion of affordable financial services. The Valued Services Acquisition has provided increased market penetration in the United States.

        Under the purchase method of accounting, in accordance with ASC 805, the total purchase price is allocated to the acquired net tangible assets and intangible assets based on their current estimated fair values. The purchase price is allocated as follows (in millions):

Cash	$1.4
Advances receivable	28.2
Prepaid expenses	0.7
Inventory	0.3
Property and equipment	0.6

Tangible assets acquired	31.2

Definite-lived intangible assets acquired	5.2
Goodwill	9.8

Total purchase price	$46.2

        Of the total purchase price, $31.2 million has been allocated to net tangible assets acquired and $5.2 million has been allocated to definite-lived intangible assets. The remaining purchase price has been allocated as goodwill.

        The acquired centers contributed revenues of approximately $17.7 million for the period October 10, 2011 to December 31, 2011.

        The following supplemental pro forma information for the periods ended December 31, 2010 and 2011 presents the revenue and earnings as though the Valued Services Acquisition occurred on January 1, 2010. The pro forma amounts were calculated after applying the Company's accounting policies and adjusting results to reflect the additional amortization that would have been recorded assuming the preliminary fair value of the identified intangibles had been recorded as of January 1, 2010. The 2011 pro forma earnings exclude acquisition-related costs incurred in 2011 of $1.2 million.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

5. Acquisitions (Continued)

The 2010 supplemental pro forma earnings were adjusted to include these charges. All amounts are in thousands, except per share amounts.

	2010	2011
	(unaudited)
Revenues	$671,584	$680,492
Net income	$44,752	$76,653
Net income per common share—basic	$0.73	$1.25
Net income per common share—diluted	$0.73	$1.24

        During the quarter ended December 31, 2010, the Company and its third-party lender in Texas acquired a payday loan receivables portfolio of approximately $11.3 million. At closing, the Company and its third-party lender paid the seller and the seller's third-party lender approximately $5.3 million and $1.9 million, respectively for approximately $9.4 million and $1.9 million of the total portfolio, respectively. In addition, the Company agreed to a contingent payment and recorded a related liability of approximately $1.1 million at December 31, 2010. The liability was satisfied during the first quarter of 2011.

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

6. Other Current Assets

        Other current assets consisted of the following (in thousands):

	2010	2011
Prepaid rent	$5,762	$6,152
Prepaid insurance	2,762	3,254
Prepaid taxes and licenses	1,524	1,611
Prepaid workers compensation loss fund	346	412
Prepaid income taxes	4,362	—
Insurance receivable	2,426	—
Other	2,687	2,968

Total	$19,869	$14,397

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

7. Property and Equipment, Net

        Property and equipment, net, consisted of the following (in thousands):

	2010	2011
Land and land improvements	$1,479	$1,479
Leasehold improvements	45,464	47,241
Office furniture and equipment	74,315	75,608
Software	11,987	12,265
Building	5,293	5,293
Aircraft	2,790	2,790
Construction in progress	623	1,033

Property and equipment	141,951	145,709
Less accumulated depreciation	(116,897)	(123,997)

Property and equipment, net	$25,054	$21,712

8. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2010 and 2011 are as follows (in thousands):

	North America	United Kingdom	Total
Balance at December 31, 2009	$122,627	$4,404	$127,031
Acquisitions	—	—	—
Impairment loss	—	—	—
Foreign currency translation adjustments	—	(117)	(117)

Balance at December 31, 2010	$122,627	$4,287	$126,914
Acquisitions	9,789	—	9,789
Impairment loss	—	(4,283)	(4,283)
Foreign currency translation adjustments	—	(4)	(4)

Balance at December 31, 2011	$132,416	$—	$132,416

        Goodwill represents the excess cost over the fair value of assets acquired. During the year ended December 31, 2011, the Company completed the Valued Services Acquisition. The remaining purchase price after allocation to identifiable tangible and intangible assets was allocated to goodwill totaling approximately $9.8 million. The Company expects all of the goodwill acquired with the Valued Services Acquisition to be deductible for tax purposes. During the year ended December 31, 2010, the Company made no acquisitions which resulted in the recognition of goodwill.

        The Company tests its goodwill for impairment annually as of September 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual test during the fourth quarter. Estimated cash flows and related goodwill are grouped at the reporting unit level. These reporting units are also the Company's operating segments. When estimated future cash flows are less than the carrying value of the net assets and related

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

8. Goodwill and Other Intangible Assets (Continued)

goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. Impairment losses, related to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. In determining the estimated future cash flows, the Company considers current and projected future levels of income, as well as business trends, prospects, and market and economic conditions. Impairment tests involve the use of judgments and estimates related to the fair market value of the business operations with which goodwill is associated, taking into consideration both historical operating performance and anticipated future earnings. During the fourth quarter of 2011, the Company elected early adoption of FASB Accounting Standards Update No. 2011-08 which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Management has considered all relevant events and circumstances that affect the fair value of the reporting unit in determining whether to perform the first step of the goodwill impairment test. No events or circumstances exist which would imply the fair value of the North American reporting unit is less than its carrying value, therefore the first step is not necessary for the purpose of testing goodwill allocated to the North American reporting unit for the 2011 annual goodwill impairment test.

        The Company's initial expansion efforts in the United Kingdom began during the third quarter of 2007. Since that time, operations have cumulatively and for the last twelve months generated negative cash flow and have not reached break-even. Our decision to cease operations in the United Kingdom results in the recognition of an impairment loss for goodwill of $4.3 million as of December 31, 2011.

        Definite-lived intangible assets consist of acquired customer lists and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During fourth quarter 2011, the total purchase price of the Valued Services Acquisition was allocated to the acquired tangible and intangible assets based on their estimated fair value. The Company recorded a customer list intangible asset based on its fair value of approximately $5.2 million. The fair value is estimated using a discounted future cash flows analysis. During the quarter ended December 31, 2010, we and our third-party lender in Texas acquired a payday loan receivables portfolio. The purchase price was allocated to the estimated fair value of the tangible and intangible assets and liabilities, including a customer list of approximately $2.4 million. The customer lists are amortized over their expected useful lives, ranging from 30-36 months.

        Amortization expense of intangible assets was approximately zero, $0.1 million, and $1.5 million for the years ended December 31, 2009, 2010, and 2011, respectively. The estimated amortization expense for the years ended December 31, 2012, 2013, and 2014 is approximately $2.7 million, $2.1 million, and $1.2 million, respectively. Accumulated amortization was approximately $24 million, $24.1 million, and $25.6 million as of December 31, 2009, 2010, and 2011, respectively. Accumulated amortization includes the amortization of goodwill prior to the adoption of ASC 350-20-35, "Goodwill Subsequent Measurement" in 2001.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

9. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	2010	2011
Employee compensation	$9,048	$11,498
Workers' compensation	5,612	5,271
Legal fines and settlements	11,570	3,373
Center closing costs	1,678	1,606
Accounting and tax fees	1,137	1,323
Straight-line rent accrual	1,388	1,088
Deferred revenue	1,531	860
Property, sales and franchise taxes	294	731
Legal fees	564	679
Advertising	119	130
Construction in progress	179	85
Severance	95	30
Other	4,724	2,979

Total	$37,939	$29,653

10. Credit Facility and Other Long-Term Debt

        The Company entered into a five-year, $300 million senior secured credit facility pursuant to the terms of a credit agreement (the "New Credit Agreement"), dated December 5, 2011, with Bank of America, N.A., as administrative agent, and the lenders named therein (collectively, the "Lenders"). The New Credit Agreement, which replaces the Company's Amended and Restated Credit Agreement, dated March 24, 2008 (the "Prior Credit Agreement") with Bank of America, N.A., as administrative agent, and the lending parties thereto, will be used for funding advances and general liquidity needs. In connection with the New Credit Agreement, the Company incurred approximately $1.8 million of debt issuance costs that is being amortized on a straight-line basis through December 2016. Additionally, approximately $0.7 million of unamortized debt issue costs relating to the Prior Credit Agreement is deferred and being amortized through December 2016.

        The $300 million credit commitment consists of a $200 million revolving commitment and $100 million term loan commitment. Of the $200 million revolving commitment, $25 million is available of the issuance of letters of credit and $20 million may be used for swingline loans. Revolving credit loans and the term loan under the New Credit Agreement are senior secured obligations of the Company and mature on December 5, 2016. The New Credit Agreement may be amended to increase the revolving line of credit and/ or term loan by an additional $100 million upon receipt of sufficient commitments from existing or new lenders. The Company is required to make principal payments on the term loan in an amount of $1 million per month commencing with the calendar month ending January 31, 2012.

        At the Company's option, loans under the New Credit Agreement, other than swingline loans, shall bear interest at a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. The base rate equals the greatest of: (i) the prime rate set by Bank of America; (ii) the sum of the federal funds rate plus 0.50%; and (iii) the Eurodollar rate plus 1%. The applicable margin is determined each quarter by a pricing grid based on the Company's total leverage ratio of consolidated

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

10. Credit Facility and Other Long-Term Debt (Continued)

debt to consolidated EBITDA. The base rate applicable margin ranges from 1% to 1.75% based upon the Company's total leverage ratio. The LIBOR-based applicable margin ranges from 2% to 2.75% based upon the Company's total leverage ratio. All swingline loans shall bear interest based upon the base rate plus an applicable margin, or such other rate as the Company and the applicable swingline lender may agree. As of December 31, 2011, the applicable margin for the prime-based rate was 1.25% and the applicable margin for the LIBOR-based rate was 2.25%.

        In addition, the Company must pay a commitment fee calculated at a per annum rate ranging from 0.25% to 0.50% based upon the Company's Consolidated Leverage Ratio, on the unutilized portion of the revolving loans each day. The Company is obligated to pay a letter of credit fee to Lenders for each letter of credit at a per annum rate ranging from 2.00% to 2.75% times the daily amount available to be drawn under such letter of credit. The Company is, also, required to pay a fronting fee to Lenders for each letter of credit at a rate agreed upon with such Lender computed on the daily amount available to be drawn under such letter of credit.

        The New Credit Agreement is collateralized by substantially all of the Company's assets and contains various financial covenants that require, among other things, the maintenance of a minimum tangible net worth and certain leverage, fixed charge coverage, and charge off ratios and also restricts the encumbrance of assets and the creation of indebtedness. A breach of a covenant or an event of default could prohibit the Company from assessing otherwise available borrowings, or could cause all amounts outstanding under the revolving credit facility to become due and payable. The Company was in compliance with all financial covenants at December 31, 2011.

        All obligations of the Company under the New Credit Agreement are unconditionally guaranteed by certain subsidiaries of the Company named therein.

        As of December 31, 2011, the Company had $100 million outstanding on the term loan, $13.2 million outstanding on the revolving portion of the New Credit Agreement and $6.7 million of letters of credit outstanding. Borrowings under the New Credit Agreement are subject to compliance with certain covenants and conditions.

        In connection with replacing the Prior Credit Agreement, we recognized a $0.2 million loss on extinguishment of debt attributed to the write-off of unamortized debt issuance costs during the fourth quarter of 2011, which was recorded as interest expense in the Consolidated Statements of Income and represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

        The weighted average interest rate was 3.36% and 2.59% at December 31, 2010 and 2011, respectively.

        Total commitment fees paid were $0.3 million, $0.5 million, and $0.5 million for the years ended December 31, 2009, 2010, and 2011, respectively.

        The carrying value of the credit facility approximated its fair value at December 31, 2010 and 2011.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

10. Credit Facility and Other Long-Term Debt (Continued)

        Long-term debt consisted of the following (in thousands):

	2010	2011
Term loan payable	$—	$100,000
Revolver loan payable	111,930	13,193
Mortgage payable	4,113	3,600
Note payable	254	—

Total long-term debt	116,297	116,793
Less current portion	(767)	(12,552)

Long-term debt	$115,530	$104,241

        The Company owns its headquarters building and related land subject to a mortgage. The mortgage is payable to an insurance company and is secured by the Company's corporate headquarters building and related land. The mortgage is payable in monthly installments of approximately $66,400, including principal and interest, and bears interest at a fixed rate of 7.30% over its 15 year term. The mortgage matures on June 10, 2017. The carrying amount of the corporate headquarters (land, land improvements, and building) was $4.4 million and $4.2 million at December 31, 2010 and 2011, respectively.

        The fair value of other long-term debt is estimated using a discounted cash flow analysis and was approximately $4.9 million and $4.1 million at December 31, 2010 and 2011, respectively.

        Interest expense consisted of the following (in thousands):

	2009	2010	2011
Interest expense:
Mortgage payable	$351	$317	$281
Credit facility	5,190	3,792	3,327
Amortization of deferred financing costs	647	631	668
Loss on extinguishment of loan	—	—	202
Other	53	118	83

Total interest expense	$6,241	$4,858	$4,561

        Credit facility and other long-term debt maturities for the next five years and thereafter are (in thousands):

2012	$12,552
2013	12,594
2014	12,638
2015	12,687
2016	65,932
Thereafter	390

Total	$116,793

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

11. Income Taxes

        Income tax expense consisted of the following (in thousands):

	2009	2010	2011
Current
Federal	$36,536	$23,307	$32,086
State	1,968	6,412	8,013

	38,504	29,719	40,099
Deferred	(5,194)	329	(2,382)

Total	$33,310	$30,048	$37,717

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate follows:

	2009	2010	2011
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net	2.2	6.4	3.7
Cancellation of UK indebtedness	—	—	(6.7)
Nondeductible Lobbying Expense	1.8	3.4	1.9
Other	(0.9)	0.9	1.9

Effective income tax rate	38.1%	45.7%	35.8%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are (in thousands):

	2010	2011
Deferred tax assets
Accrued expenses	$15,372	$13,171
Bad debts	6,498	12,964
Net operating loss carryforwards	5,022	8,115
State credit carryforwards	1,356	1,202
Other	881	1,033
Valuation allowance	(4,689)	(8,959)

Total deferred tax assets	24,440	27,526

Deferred tax liabilities
Goodwill	(25,400)	(26,822)
Depreciation	(1,490)	(582)
Prepaid expenses	(1,416)	(1,614)
Book versus tax basis difference for aircraft	(667)	(659)

Total deferred tax liabilities	(28,973)	(29,677)

Net deferred tax liability	$(4,533)	$(2,151)

        As of December 31, 2010 and 2011, the Company had net operating loss carryforwards for state income tax purposes totaling approximately $1.2 million and $1.5 million, respectively, which will begin

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

11. Income Taxes (Continued)

to expire in 2014. A valuation allowance of $1.2 million has been recorded at December 31, 2011 because management believes it is more likely than not that the entire deferred tax asset related to state net operating loss carryforwards will not be realized. As of December 31, 2010 and 2011, the Company had credit carryforwards for state income tax purposes totaling approximately $1.4 million and $1.2 million, respectively, which will begin to expire in 2017. Additionally, as of December 31, 2011, the Company had foreign net operating losses in the United Kingdom and Canada totaling approximately $16.9 million and $9.4 million, respectively. A full valuation allowance has been recorded at December 31, 2011 because management believes it is more likely than not that the entire deferred tax asset related to the foreign net operating loss carryforwards will not be realized.

        The Company adopted FASB ASC 740-10 on January 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company recognized no adjustments to the January 1, 2007 balance of retained earnings. At the adoption date, the Company did not have any unrecognized tax benefits and did not have any interest or penalties accrued. As of December 31, 2010 and December 31, 2011, the Company had $0.9 million and zero of total gross unrecognized tax benefits including interest, respectively. The decrease in the total gross unrecognized tax benefit including interest during the twelve months, ending December 31, 2011, is primarily attributable to the release of reserves related to the settlement of an income tax examination with a state taxing authority for the years 2004 through 2008. On April 5, 2011, the Company entered into an agreement with the state taxing authority which settled all issues related to the tax years 2004 through 2008. The settlement resulted in the Company recognizing a net tax benefit of $183,000.

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

        The Company's 2004 Omnibus Stock Plan provides for the granting of restricted stock, stock options, and other stock awards to certain directors, officers, and other key employees of the Company. Additionally, during 2005, the Company granted stock options and shares of restricted stock to its former President and Chief Executive Officer under a nonqualified stock option agreement and a restricted stock agreement, respectively. Both of these agreements are separate from the Company's 2004 Omnibus Stock Plan.

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

December 31, 2009, 2010, and 2011

12. Stock-Based Compensation Plans (Continued)

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

        The weighted-average grant-date fair values of options granted during the years ended December 31, 2008 and 2009 were $2.70 per option and $0.12 per option, respectively, and are being expensed ratably over each award's respective vesting period. No stock options were issued in 2010 and 2011.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

12. Stock-Based Compensation Plans (Continued)

        The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2011 under the Company's stock-based compensation plans:

	Outstanding	Exercisable
Number of stock options	1,439,839	1,254,333
Range of exercise prices	$1.14 - $14.70	$1.14 - $14.70
Weighted-average exercise price	$10.48	$11.48
Aggregate intrinsic value (in thousands)	$—	$—
Weighted-average remaining contractual term (years)	2.37	2.39

        A summary of the Company's outstanding and available shares, activity, and the weighted average stock option exercise prices under its stock based compensation plans follows:

	Outstanding
	Restricted Stock	Stock Options	Available For Grant	Weighted Average Stock Option Exercise Price
Outstanding at December 31, 2008	549,988	1,582,500	3,067,512	$11.81
Granted	570,476	539,500	(1,109,976)	1.14
Canceled	(73,791)	(47,500)	121,291	5.46

Outstanding at December 31, 2009	1,046,673	2,074,500	2,078,827	9.18
Exercised	—	(45,371)	—	—
Granted	594,202	—	(594,202)	—
Canceled	(106,594)	(80,293)	186,887	2.77

Outstanding at December 31, 2010	1,534,281	1,948,836	1,671,512	9.63
Exercised	—	(101,000)	—	—
Granted	579,536	—	(579,536)	—
Canceled	(392,804)	(407,997)	800,801	8.74

Outstanding at December 31, 2011	1,721,013	1,439,839	1,892,777	$10.48

        Under these plans, the Company has authorized for issuance, pursuant to grants, a total of 5,200,000 shares of common stock.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

12. Stock-Based Compensation Plans (Continued)

        A summary of the Company's restricted stock activity and the weighted average grant date fair values follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2008	241,363	$10.30
Granted	570,476	1.18
Vested	(42,135)	11.54
Vested-surrendered(1)	(16,960)	12.25
Forfeited	(30,001)	4.95

Nonvested at December 31, 2009	722,743	3.10
Granted	594,202	5.29
Vested	(171,200)	3.20
Vested-surrendered	(64,594)	3.55
Forfeited	(42,000)	3.80

Nonvested at December 31, 2010	1,039,151	4.62
Granted	579,536	5.76
Vested	(345,312)	5.24
Vested-surrendered	(156,604)	5.23
Forfeited	(236,200)	4.73

Nonvested at December 31, 2011	880,571	$4.98

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

        The total grant date fair value of restricted shares vested during the years ended December 31, 2009, 2010, and 2011 was approximately $0.7 million, $0.5 million, and $1.8 million, respectively, and the total market value of these shares on the dates vested was approximately $0.2 million, $0.9 million, and $2 million, respectively.

        A summary of the stock-based compensation cost included in general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2009, 2010, and 2011 follows (in thousands):

	2009	2010	2011
Restricted stock	$759	$1,633	$2,283
Stock options	1,209	975	86

Total stock-based compensation expense	$1,968	$2,608	$2,369

        As of December 31, 2011, the total compensation cost not yet recognized related to nonvested stock awards under the Company's plans is approximately $3.1 million. The weighted average period over which this expense is expected to be recognized is approximately 1.9 years.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies

        The Company is involved in a number of active lawsuits, including lawsuits filed by private litigants and matters arising out of actions taken by state regulatory authorities. The Company is also involved in various other legal proceedings with state and federal regulators. In addition, the Company is obligated to advance expenses to, and, in certain circumstances, indemnify for damages incurred by, certain of its current or former officers and directors in responding to inquiries or defending against claims or proceedings that have arisen by reason of the fact that such person is or was an officer or director of the Company. Under certain circumstances, the Company may also be obligated to defend and indemnify other parties against whom claims have been asserted. Unless otherwise stated below, the Company is vigorously defending against these actions and will, when management believes appropriate in consideration of ongoing litigation expenses and other factors, evaluate reasonable settlement opportunities. The probability of an unfavorable outcome and/or the amount of losses, if any, cannot be reasonably estimated for these legal proceedings unless otherwise stated below. Accordingly, except as otherwise specified below, no accrual has been recorded for any of these matters as of December 31, 2011.

  Kerri Stone v. Advance America, Cash Advance Centers, Inc. et al.

        On July 16, 2008, Kerri Stone filed a putative class action complaint in the Superior Court of California in San Diego against the Company and its California subsidiary. Defendants removed the case to the United States District Court for the Southern District of California. The amended class complaint alleged violations of the California Deferred Deposit Transaction Law and the California Unfair Competition Law and sought an order requiring defendants to disgorge and/or make restitution of all revenue and loan principal, pay three times the amount of damages the class members actually incurred, reasonable attorneys' fees and costs of suit, and punitive damages. In December 2011, the District Court denied Plaintiff's motion for class certification but allowed plaintiffs to maintain the action individually. Plaintiff subsequently filed a motion to add three individual plaintiffs, which motion is still pending. The Company anticipates that the case will proceed to trial as to the individually named plaintiffs in late 2012 or early 2013.

  Betts and Reuter v. McKenzie Check Advance of Florida, LLC et al.

        The Company's subsidiary, McKenzie Check Advance of Florida, LLC ("McKenzie"), and certain of the Company's former directors, are defendants in a putative class action lawsuit commenced by former customers Wendy Betts and Donna Reuter, on January 11, 2001, and subsequently joined by a third named class representative, Tiffany Kelly, in the Circuit Court of Palm Beach County, Florida. This putative class action alleges that McKenzie, by and through the actions of certain officers, directors, and employees, engaged in unfair and deceptive trade practices and violated Florida's criminal usury statute, the Florida Consumer Finance Act, and the Florida Racketeer Influenced and Corrupt Organizations Act. The suit seeks unspecified damages, and the named defendants could be required to refund fees and/or interest collected, refund the principal amount of cash advances, pay multiple damages, and pay other monetary penalties. Ms. Reuter's claim has been held to be subject to binding arbitration. However, the trial court has denied the defendants' motion to compel arbitration of Ms. Kelly's claims. The appellate court affirmed the trial court's decision, but certified a "Question of Great Public Importance" to the Florida Supreme Court. The Florida Supreme Court accepted the Company's appeal and stayed the appellate court's mandate pending the outcome of their review of the

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

appellate court's decision. Oral argument before the Florida Supreme Court is scheduled for the second quarter of 2012 and the Company anticipates a final decision regarding the enforceability of the arbitration clause before the end of 2012.

  Reuter and Betts v. Advance America, Cash Advance Centers of Florida, Inc. et al.

        A second Florida lawsuit was filed on August 24, 2004, in the Circuit Court of Palm Beach County by former customers Gerald Betts and Ms. Reuter against the Company, the Company's Florida subsidiary, Advance America, Cash Advance Centers of Florida, Inc., and certain officers and directors. The allegations, relief sought, and the Company's defenses in this lawsuit are nearly identical to those alleged in the first Betts and Reuter lawsuit, described above. The case is currently stayed, pending a decision from the Florida Supreme Court in Pendergast v. Sprint Nextel Corp., a separate case to which the Company is not a party, involving arbitration issues similar to those present in the Company's case.

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously marketed, processed, and serviced cash advances in North Carolina, filed a putative class action lawsuit in the General Court of Justice for the Superior Court Division for New Hanover County, North Carolina against the Company and Mr. William M. Webster IV, Chairman of the Company's Board of Directors and the Company's former Chief Executive Officer, alleging, among other things, that the relationship between the Company's North Carolina subsidiary and Republic was a "rent a charter" relationship and therefore Republic was not the "true lender" of the cash advances it offered. The lawsuit also claimed that the cash advances were made, administered, and collected in violation of numerous North Carolina consumer protection laws. The lawsuit sought an injunction barring the Company's subsidiary from continuing to do business in North Carolina, the return of the principal amount of the cash advances made to the plaintiff class since August 2001, along with three times the interest and/or fees associated with those advances, which could have, under certain circumstances, totaled approximately $220 million, plus attorneys' fees and other unspecified costs.

        On September 17, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement did not include any admission of wrongdoing. Pursuant to the terms of the settlement agreement, the case was dismissed; the Company and all other defendants were released from any and all claims and liability. The Company established a settlement pool of approximately $18.75 million for payments and/or credits to settle the claims of certain customers of the Company's North Carolina subsidiary and payment of all attorneys' fees, class action administration fees, and any and all other fees and expenses related to the litigation. The Company took a charge against earnings in the third quarter of 2010 of approximately $16.3 million to cover the estimated net costs of settlement less insurance proceeds. The trial court entered an order granting final approval of this settlement on January 31, 2011. In January of 2012, the Company made a final payment of $3.25 million, for which the Company took a charge against earnings in the third quarter of 2010. The Company considers this matter closed.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

  North Carolina Commissioner of Banks Order

        On February 1, 2005, the Commissioner of Banks of North Carolina initiated a contested case against the Company's North Carolina subsidiary for alleged violations of the North Carolina Consumer Finance Act. In December 2005, the Commissioner of Banks ordered that the Company's North Carolina subsidiary immediately cease and desist operating. In accordance with the Commissioner of Banks' order, the Company's North Carolina subsidiary ceased all business operations on December 22, 2005. The Company appealed the Commissioner's order to the Superior Court of North Carolina, which denied the appeal. The Company's appeal of this decision to the North Carolina Court of Appeals was stayed pending resolution of the Kucan case. Following the settlement of Kucan, the Company dismissed the appeal in April 2011. The Company considers this matter closed.

  Pennsylvania Department of Banking v. NCAS of Delaware, LLC

        On September 27, 2006, the Pennsylvania Department of Banking filed a lawsuit in the Commonwealth Court of Pennsylvania alleging that the Company's Delaware operating subsidiary, NCAS of Delaware, LLC, was providing lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania's financial licensing law and charging interest and fees in excess of the amounts permitted by Pennsylvania's usury law. In July 2007, the court determined that certain aspects of the Company's subsidiary's Choice Line of Credit required the Company's subsidiary to be licensed under Pennsylvania's Consumer Discount Company Act ("CDCA") and enjoined the Company's subsidiary from: a) continuing its lending activities in Pennsylvania for so long as the CDCA violations continued; and (b) from collecting monthly participation fees on the Choice Line of Credit. The Company's subsidiary appealed to the Pennsylvania Supreme Court and, in May 2008, the Pennsylvania Supreme Court upheld the lower court's ruling. The Pennsylvania Department of Banking subsequently amended its complaint to add the Pennsylvania Attorney General as a plaintiff, to name the Company as a defendant, and to seek damages, fines, and penalties under Pennsylvania's CDCA, usury laws, and consumer protection laws. In April 2010, the Pennsylvania Commonwealth Court dismissed the alleged CDCA and usury allegations and partially dismissed the alleged consumer protection law violations. The remaining alleged consumer protection law claims will proceed before the trial court. These remaining claims could, under certain circumstances, total approximately $45 million in damages, plus civil penalties of $1,000 for each violation of the Pennsylvania Consumer Protection Law and an additional $2,000 for violations against customers over the age of 60, and attorneys' fees and costs. The parties are currently engaged in discovery.

  Sharlene Johnson, Helena Love and Bonny Bleacher v. Advance America, Cash Advance Centers, Inc. et al.

        On August 1, 2007, Sharlene Johnson, Helena Love, and Bonny Bleacher filed a putative class action lawsuit in the United States District Court, Eastern District of Pennsylvania against the Company and two of its subsidiaries alleging that they provided lines of credit to borrowers in Pennsylvania without a license required under Pennsylvania law and with interest and fees in excess of the amounts permitted by Pennsylvania law. The complaint seeks, among other things, a declaratory judgment that the monthly participation fee charged to customers with a line of credit is illegal, an injunction prohibiting the collection of the monthly participation fee, and payment of damages equal to

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

three times the monthly participation fees paid by customers since June 2006, which could total approximately $135 million in damages, plus attorneys' fees and costs. By order dated August 18, 2011, as amended by memorandum order dated August 31, 2011, the trial court compelled the class representatives to arbitrate their claims on an individual basis and stayed the litigation. The trial court denied plaintiff's motion to certify the August 18, 2011, order for immediate appeal. The plaintiffs have not filed for arbitration.

        On February 17, 2012, a purported class action was filed in the Delaware Court of Chancery styled Joel Rosenfeld v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7255. The Rosenfeld complaint named as defendants the Company, the members of our board, our Chief Financial Officer, Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that all defendants have aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        Also on February 17, 2012, a purported class action was filed in the South Carolina Court of Common Pleas in Spartanburg County styled Brad Feik v. Advance America, Cash Advance Centers, Inc., et al., Civil Case No. 2012-CP-42-00807. The Feik complaint named as defendants the Company, the members of our board, Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        On February 24, 2012, a purported class action was filed in the Delaware Court of Chancery styled Juan Fernandez v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7277. The Fernandez complaint named as defendants the Company, the members of our board, our Chief Financial Officer, Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to sufficiently inform themselves of the Company's value and by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Eagle U.S. Sub Inc. has aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        On February 28, 2012, a purported class action was filed in the Delaware Court of Chancery styled Louisiana Municipal Police Employees' Retirement System v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7290. The LMPERS complaint named as defendants the Company, the members of our board, Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. aided and

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        Also on February 28, 2012, a purported class action was filed in the Delaware Court of Chancery styled Kenneth Flier v. Advance America, Cash Advance Centers, Inc., et al., C.A. No. 7290. The Flier complaint named as defendants the Company, the members of our board, Eagle U.S. Sub Inc., and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks unspecified monetary damages and declaratory and injunctive relief.

        On March 1, 2012, a proposed order of consolidation was filed with the Delaware Court of Chancery, seeking to consolidate the four cases filed in that Court. On March 7, 2012, the Delaware Court of Chancery granted the order of consolidation which provides, among other things, that the four cases will be consolidated under the caption In re Advance America, Cash Advance Centers, Inc. Shareholders Litigation, Consolidated C.A. No. 7255.

        On March 8, 2012, a complaint was filed in the South Carolina Court of Common Pleas in Spartanburg County styled Manuel Cavazos and Alan Wiernik v. Advance America, Cash Advance Centers, Inc. et al., Civil Case No. 2012-CP-42-1088. The Cavazos complaint named as defendants the Company, the members of our board, our Chief Financial Officer, Grupo Elektra S.A. de C.V., Eagle U.S. Sub Inc. and Eagle U.S. Merger Sub Inc. The complaint alleges that as a result of the merger agreement whereby Eagle U.S. Merger Sub Inc. will merge with and into the Company, the individual defendants have breached their fiduciary duties by failing to maximize the value of the Company to our stockholders. The complaint also alleges that the Company and Grupo Elektra S.A. de C.V. aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The complaint seeks declaratory and injunctive relief.

  Other Matters

        The Company is also involved in other litigation, arbitrations, and administrative proceedings that are incidental to the Company's business, including, without limitation, regulatory enforcement matters, individual consumer claims, contractual disputes, employee claims for workers' compensation, wrongful termination, harassment, discrimination, payment of wages due, and customer claims relating to collection practices and violations of state and/or federal consumer protection laws.

SEC Investigation

        As previously disclosed in a Current Report on Form 8-K filed on July 29, 2009 and in subsequent quarterly and annual reports, Kenneth E. Compton, the former President and Chief Executive Officer and a current director of the Company, received a "Wells Notice" from the SEC in July 2009 relating to alleged violations of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On May 26, 2011, the Company was informed that the SEC had delivered a letter to Mr. Compton, dated May 23, 2011, informing him that the SEC did

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

not intend to take any action. The Company did not receive a Wells Notice and does not believe it was ever a subject of this investigation. The Company considers this matter closed.

Changes in Legislation

  Federal Legislation

        On January 19, 2011, the CFPB published examination guidelines for short term, small dollar lending institutions like us ("the Guidelines"). The Guidelines, which are additional to the CFPB's previously published supervision an examination manual for financial institutions, describe how the CFPB will supervise and examine our operations. The Guidelines include modules related to our marketing; application and origination process; payment processing and sustained use policies; collection, accounts in default, and consumer reporting; and our third-party relationships. Although we expect that the CFPB will conduct its first examination of us and other payday lenders sometime during 2012, we have not yet received any notice as to when the CFPB will begin conducting its supervisory or examination process, and we cannot currently predict how, when, or if the CFPB will impose additional regulations that could affect us, the CFPB may promulgate regulations that would impact the consumer credit products that we offer and have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

        The elimination of the open-ended line of credit product may cause the Company to close or consolidate additional centers in Virginia. If the Company closes all of its centers in Virginia, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $2.1 million to $5.8 million, and the collectability of advances and fees receivable in Virginia would most likely be impaired. As of December 31, 2011, the net advances and fees receivable balance in Virginia was approximately $10.3 million. The Company does not believe the cessation of operations in Virginia would result in an impairment of goodwill.

  Washington Legislation

        A law became effective on January 1, 2010, in the State of Washington that limits the number of cash advances a customer may take in any one year, limits the advance amount that can be taken out at any one time, and implements a statewide database to monitor the number of cash advances. As a result, the Company's revenue and profitability in Washington have decreased.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

        In 2010, the Company closed 45 centers in Washington. During the year ended December 31, 2011, the Company closed 32 centers in Washington. The cost to close these centers was approximately $1.1 million. For the year ended December 31, 2011, these amounts are included in the income statement as an increase in other center expenses of $0.9 million and center salaries and related payroll costs of $0.2 million.

        If the Company closes all of its remaining centers in Washington, the estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.4 million to $1 million, and the collectability of advances and fees receivable in Washington would most likely be impaired. As of December 31, 2011, the net advances and fees receivable balance in Washington was approximately $2.3 million. The Company does not believe the cessation of operations in Washington would result in an impairment of goodwill.

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

  Colorado Legislation

        A law became effective in Colorado on August 11, 2010 that expands the minimum term of cash advances to six months, allows repayment in multiple installments, and creates a new regime of permitted finance, interest, and other charges. This law has negatively affected the Company's revenue and profitability in Colorado. The Company may close or consolidate some or all of its centers in

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

Colorado if management determines that it is no longer economically viable to operate all of its Colorado centers.

        For the twelve months ended December 31, 2011, closing costs of approximately $0.1 million are included in the income statement as an increase in other center expenses of $0.1 million.

        If the Company closed all of its remaining centers in Colorado, its estimated closing costs, including severance, center tear-down costs, lease termination costs, and the write-down of fixed assets would range from $0.9 million to $1.9 million, and the collectability of advances and fees receivable in Colorado would most likely be impaired. As of December 31, 2011, advances and fees receivable, net of allowance for doubtful accounts, in Colorado was approximately $6.5 million. The Company does not believe the cessation of our operations in Colorado would result in an impairment of goodwill.

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

  Illinois Legislation

        A law became effective in Illinois on March 21, 2011, that changed the terms of the installment loan product currently offered in Illinois and negatively affects the profitability of this product. However, the new law created a longer term product with multiple installments and applicable fees, and the Company began offering products in conformance with the new legislation. Although this law has had a negative effect on the Company's revenue and profitability in Illinois, the Company currently believes operations will remain economically viable in this state.

  Mississippi Legislation

        A law became effective in Mississippi on January 1, 2012, that, among other things, increased the maximum aggregate face value of all checks held by a lender to secure cash advances from $400 to $500 and for advance amounts where the face value of a single check exceeds $250, the law allows for a higher fee but also requires a longer term. Although the Company believes this law may have a temporary negative effect on its operations in Mississippi, management currently believes operations will remain economically viable in this state.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

13. Commitments and Contingencies (Continued)

  Federal Financial Reform

        In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new federal legislation created the Consumer Financial Protection Bureau (the "CFPB"), which has authority to regulate consumer finance companies like the Company. President Obama has appointed Richard Cordray to serve as the Director of the CFPB, and it is expected that the CFPB will begin supervising and examining the Company in 2012. It is unknown what effect the legislation or the CFPB's supervision over the Company will have on the Company until such time as the CFPB undertakes is role as supervisor and promulgates regulations.

  Other Commitments and Contingencies

        The Company is self-insured for certain elements of its employee benefits, including workers' compensation, but limits its liability through stop-loss insurance. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

        Substantially all center locations and certain office equipment are leased from third-party lessors under operating leases. Total rent expense in 2009, 2010, and 2011 was $63.2 million, $57.7 million, and $55.5 million, respectively. As of December 31, 2011, minimum future lease commitments under the operating leases having non-cancelable lease terms in excess of one year are (in thousands):

Operating Lease
2012	$53,426
2013	33,979
2014	14,996
2015	3,199
2016	1,184
Thereafter	422

Operating lease obligations	$107,206

        The Company enters into agreements with vendors to purchase furniture, fixtures, and other items used to open new centers and for marketing agreements. These purchase commitments typically extend for a period of two to three months after the opening of a new center, up to one year for marketing agreements, and three to four years for telephone and internet service agreements. As of December 31, 2011, the Company's purchase obligations totaled approximately $9.9 million.

        Under the terms of the Company's agreement with its current third-party lender in Texas, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers—see Note 18.

14. Legal Settlements

  Kucan et al. v. Advance America, Cash Advance Centers of North Carolina, Inc. et al.

        On July 27, 2004, John Kucan, Welsie Torrence, and Terry Coates, each of whom was a customer of Republic Bank & Trust Company ("Republic"), the lending bank for whom the Company previously

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

14. Legal Settlements (Continued)

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

        On September 17, 2010, the Company and the class representatives entered into a settlement agreement. The settlement agreement did not include an admission of wrongdoing or liability and is subject to court approval and certain other conditions before it becomes final and the lawsuit is concluded. Pursuant to the terms of the settlement agreement, the case will be dismissed, and the Company and all other defendants will be released from any and all claims and liability, the Company will establish a settlement pool of approximately $18.75 million for payments and/or credits to settle the claims of certain customers of its North Carolina subsidiary and payment of all attorneys' fees, class action administration fees, and any and all other fees and expenses related to the litigation. The Company took a charge against earnings in the third quarter of 2010 of approximately $16.3 million to cover the estimated net costs of settlement less insurance proceeds. The Trial Court entered an order granting final approval of this settlement on January 31, 2011. In January of 2012, the Company made a final payment of $3.25 million, for which the Company took a charge against earnings in the fourth quarter of 2011. The Company does not expect to incur any additional charges related to this case.

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

15. Related Party Transactions

        In January 2009, the Company entered into a one-year consulting arrangement with Mr. Tony S. Colletti, a member of the Board of Directors, for his support of government relations initiatives on the

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

15. Related Party Transactions (Continued)

Company's behalf in Illinois and Washington, D.C. Included in general and administrative expenses, for the year ended December 31, 2009, are payments of approximately $274,000 related to this consulting arrangement. In addition, in connection with his appointment to the Board of Directors in February 2009, Mr. Colletti was granted 15,000 shares of restricted stock with a fair market value of $16,650 and a three-year vesting period. During the years ended December 31, 2009, 2010 and 2011, approximately $5,000, $5,550 and $5,550, respectively, was included in general and administrative expense related to the amortization of this restricted stock grant.

        Effective July 2010, Mr. Colletti entered into an agreement with the Community Financial Services Association of America ("CFSA"), an industry trade group composed of the Company and more than 100 other companies engaged in the cash advance services industry, to provide consulting and advisory services on regulatory initiatives. Under the consulting agreement, the CFSA paid Mr. Colletti approximately $235,000 between July 31, 2010 and December 31, 2010. As of December 31, 2010, the Company has paid approximately $1.1 million of membership dues and other funds to the CFSA, all of which are included in general and administrative expenses. In addition, Kenneth E. Compton, the Company's former President and Chief Executive Officer, served as a member of the CFSA's Board of Directors during the fiscal year ended December 31, 2010.

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

        In addition, under a time-share arrangement, the Company's current Chairman and former Chairman have used the Company's aircraft for private purposes in exchange for the Company's use of an identical aircraft owned by the Company's former Chairman and formerly owned, in part, by the Company's current Chairman. Included in accounts receivable at December 31, 2011 are net receivables related to this arrangement of approximately $3,232 from the Company's current Chairman and $2,200 from the Company's former Chairman. Pursuant to this time-share arrangement, the Company entered into a Time Sharing Agreement on August 5, 2010, with Johnson Management, LLC, a limited liability company that is owned by the Company's former Chairman, who was also the beneficial owner of more than five percent of the Company's common stock. This agreement provides the Company with the right to lease an aircraft from Johnson Management, LLC for a period of one year, subject to automatic renewal on a month-to-month basis, at a lease rate equal to the cost of operating the aircraft, plus an additional charge equal to 100% of the cost of fuel, oil, and lubricants used on the flights. This agreement was still in effect through December 31, 2011. The Company intends to use the aircraft for business purposes when the Company's aircraft is unavailable.

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

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

15. Related Party Transactions (Continued)

        The Company's former Chairman's brother is a partner of a law firm that provided the Company with certain routine legal services during 2009, 2010, and 2011.

        The Company pays rent of $350 per month for office space used by the Company's current Chairman at an office building owned by the Company's former Chairman.

        The Company incurred costs and expenses of approximately $640,000, $421,000, and $10,000 for the years ended December 31, 2009, 2010 and 2011, respectively, for the advancement of the expenses incurred by certain of the Company's officers and directors in connection with their responses to requests for information and subpoenas as part of an investigation by the United States Securities and Exchange Commission ("SEC") into alleged insider trading by third parties in the Company's securities. These costs were incurred by the Company pursuant to indemnification agreements between the Company and certain officers and directors, which agreements require the Company to advance expenses, and may require the Company to indemnify those persons for damages, incurred by them in responding to the pending SEC investigation or defending against any related enforcement proceedings, including the "Wells Notice" issued by the SEC to the Company's former Chief Executive Officer on July 22, 2009.

        Expenses related to all transactions with related parties consisted of the following (in thousands):

	2009	2010	2011
Aircraft	$168	$165	$166
Consulting	274	—	—
Office and warehouse space leases	1	4	4
Legal	720	466	39

Total	$1,163	$635	$209

16. Capital Stock

        The Company's Amended and Restated Certificate of Incorporation authorizes 250 million shares of par value $.01 per share of common stock and 25 million shares of par value $.01 per share preferred stock. Each share of common stock is entitled to one vote.

        The following table provides certain information with respect to stock surrendered by employees to satisfy their tax obligations with respect to the vesting of shares of restricted stock awarded pursuant to the Company's 2004 Omnibus Stock Plan (in thousands).

	Year Ended December 31, 2009		Year Ended December 31, 2010		Year Ended December 31, 2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Omnibus Stock Plan	17	$76	65	$334	157	$926

Total	17	$76	65	$334	157	$926

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

17. Quarterly Financial Information (unaudited)

        Quarterly financial information for the years ended December 31, 2011 and 2010 is presented below ($ in thousands, except per share data):

	2011
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$144,066	$140,691	$158,885	$182,214	$625,856
Total center expenses	95,714	108,621	115,902	124,411	444,648

Center gross profit	48,352	32,070	42,983	57,803	181,208
Total corporate and other expenses	16,733	16,236	16,479	26,420	75,868

Income before income taxes	31,619	15,834	26,504	31,383	105,340
Income tax expense	13,658	7,234	11,937	4,888	37,717

Net income	$17,961	$8,600	$14,567	$26,495	$67,623

Net income per common share
—basic	$0.29	$0.14	$0.24	$0.43	$1.10
—diluted	$0.29	$0.14	$0.24	$0.43	$1.09

	2010
	Three months ended,
	March 31	June 30	Sept 30	Dec 31	Total Year
Total revenues	$144,398	$141,357	$154,228	$160,250	$600,233
Total center expenses	101,633	110,233	118,023	115,241	445,130

Center gross profit	42,765	31,124	36,205	45,009	155,103
Total corporate and other expenses	18,701	21,572	32,273	16,746	89,292

Income before income taxes	24,064	9,552	3,932	28,263	65,811
Income tax expense	10,577	4,430	2,528	12,513	30,048

Net income	$13,487	$5,122	$1,404	$15,750	$35,763

Net income per common share
—basic	$0.22	$0.08	$0.02	$0.26	$0.59
—diluted	$0.22	$0.08	$0.02	$0.26	$0.58

18. Transactions with Variable Interest Entities

        The Company conducts business in Texas through a wholly owned subsidiary registered as a CSO and a CAB under Texas law. In connection with operating as a CSO, the Company entered into a CSO agreement with an unaffiliated third-party lender in 2007. The agreement governs the terms by which the Company refers customers in Texas to that lender, on a non-exclusive basis, for a possible extension

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

18. Transactions with Variable Interest Entities (Continued)

of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that are not collected from such customers.

        The Company has determined that the third-party lender is a VIE but that the Company is not the primary beneficiary of this VIE. Therefore, the Company has not consolidated the lender in 2009, 2010 or 2011.

        Under the terms of the Company's agreement with its current third-party lender, the Company is contractually obligated to reimburse the lender for the full amount of the loans and certain related fees that are not collected from the customers. As of December 31, 2010 and 2011, the third-party lender's outstanding advances and interest receivable (which were not recorded on the Company's balance sheet) totaled approximately $22.8 million and $21.7 million, respectively, which is the amount the Company would be obligated to pay the third-party lender if these amounts were to become uncollectible. Additionally, if these advances were to become uncollectible, the Company would also be required to pay the third-party lender all related NSF fees and late fees on these advances.

        Because of the Company's economic exposure for losses related to the third-party lender's advances and interest receivable, the Company has established an accrual for third-party lender losses to reflect the Company's estimated probable losses related to uncollectible third-party lender advances. The accrual for third-party lender losses that was reported in the Company's balance sheet at December 31, 2010 and 2011 was approximately $5.4 million and $5.1 million, respectively and was established on a basis similar to the allowance for doubtful accounts.

19. Loss on Impairment of Assets

        During the year ended December 31, 2011, the Company closed approximately 91 centers. Additionally, the decision was made to divest operations in Canada and the United Kingdom. The impairment charge related to these centers was approximately $6.9 million, which represents the write-down of the undepreciated costs of the fixed assets of $2.6 million and impairment of goodwill attributable to the United Kingdom of $4.3 million. Costs to close these centers, including the impairment charge, was approximately $10.1 million, and was recognized during the year ended December 31, 2011. These approximate amounts are included in the income statement as a $1.7 million increase in other center expenses, $0.8 million in provision for doubtful accounts, $0.2 million in loss on disposal of property and equipment, $6.9 million in loss on impairment of assets, $0.6 million increase in center salaries and related payroll costs, and partially offset by a decrease in occupancy cost of $0.1 million.

20. Subsequent Events

        On February 15, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Eagle U.S. Sub, Inc., a Delaware corporation ("Parent"), and Eagle U.S. Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent ("Merger Sub"). Parent is a wholly-owned subsidiary of Grupo Elektra, S.A. de C.V. The Merger Agreement was approved by the Company's Board of Directors (the "Board"). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Parent.

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

20. Subsequent Events (Continued)

        Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of the Company's common stock (other than shares owned by the Company, Parent, Merger Sub, or any other indirect or direct subsidiary of Parent, and shares owned by stockholders who are entitled to and properly exercise appraisal rights under Delaware law) will be converted automatically into the right to receive $10.50 (the "Merger Consideration"), payable to the holder thereof in cash, without interest, less any amounts required to be withheld under applicable laws.

        Pursuant to the terms of the Merger Agreement, Grupo Elektra, S.A. de C.V., the sole stockholder of Parent, has provided the Company with a guaranty of Parent's payment obligations under the Merger Agreement (the "Guaranty Agreement").

        Consummation of the Merger is subject to customary conditions, including, among others: (i) the approval of the holders of a majority of the outstanding shares of the Company's common stock entitled to vote on the Merger at a duly called meeting (the "Stockholder Approval"); (ii) the absence of any law or order that enjoins or otherwise prohibits the consummation of the Merger or any other transaction contemplated by the Merger Agreement; (iii) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any change in laws that would result in a certain agreed upon reduction of the Company's center gross profit; and (v) receipt of certain other regulatory approvals and/or operating permits and the absence of withdrawal of certain operating permits.

        The Company has made customary representations and warranties to Parent and Merger Sub in the Merger Agreement. The Company also has agreed to certain covenants, including, among others, regarding: (i) the conduct of the business prior to the consummation of the Merger; (ii) the filing and mailing of a proxy statement seeking the Stockholder Approval; (iii) the calling of a meeting of the Company's stockholders for the purpose of obtaining the Stockholder Approval; (iv) the use of the Company's reasonable best efforts to cause the Merger to be consummated; and (v) obtaining certain regulatory and third-party consents and approvals.

        During the period beginning on February 15, 2012 and continuing until 11:59 P.M. Central Time on March 31, 2012 (the "Solicitation Period") the Company has the right to initiate, solicit, facilitate, and encourage inquiries relating to the submission of alternative acquisition proposals from third parties, to provide non-public information to such third parties, pursuant to an acceptable confidentiality agreement, and to enter into discussions or negotiations with such third parties with respect to such alternative acquisition proposals. Notwithstanding the foregoing, the Company may continue to engage in these activities until 11:59 P.M. Central Time on April 15, 2012 (the "No-Shop Date") with any third parties that have submitted an acquisition proposal prior to the end of the Solicitation Period that the Board determines in good faith (after consultation with the Company's financial advisor or another independent financial advisor of nationally recognized reputation and outside legal counsel) constitutes, or is reasonably likely to lead to, a "Superior Proposal" (as defined in the Merger Agreement) and which acquisition proposal has not been rejected or withdrawn.

        After the end of the Solicitation Period, the Company will become subject to customary "no-shop" restrictions that will prohibit the Company from soliciting alternative acquisition proposals from third parties and restrict its ability to enter into discussions and negotiations with such third parties regarding

Advance America, Cash Advance Centers, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2010, and 2011

20. Subsequent Events (Continued)

alternative acquisition proposals, unless (i) the Company receives a bona fide written and, following the No-Shop Date, unsolicited, acquisition proposal from a third party, (ii) the Board determines in good faith, after consultation with the Company's financial advisor or another independent financial advisor of nationally recognized reputation and outside legal counsel, that such acquisition proposal constitutes, or would be reasonably likely to lead to, a Superior Proposal, and (iii) the Board determines in good faith, after consultation with the Company's financial advisor or another independent financial advisor of nationally recognized reputation and outside legal counsel, that the failure to take such actions would be inconsistent with its fiduciary duties to the Company's stockholders under applicable laws.

        The Merger Agreement contains certain termination rights for both the Company and Parent. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay a termination fee. If the Merger Agreement is terminated prior to the No-Shop Date in connection with the Company entering into a definitive agreement with respect to a Superior Proposal, the Company will be required to pay to Parent $10,000,000 plus Parent's expenses up to $5,000,000. If (i) the Merger Agreement is terminated by Parent when the Board withdraws or changes its recommendation or the Company enters into or publicly announces its intention to enter into an alternative acquisition agreement, (ii) the Agreement is terminated by the Company in order to enter into a definitive agreement relating to a Superior Proposal (other than as contemplated in the previous sentence), or (iii) (a) an acquisition proposal has been made or proposed to the Company or its stockholders or otherwise publicly announced, (b) the Merger Agreement is terminated by either the Parent or the Company because the Closing Date has not occurred by August 15, 2012 (which may be extended as specified below) or Stockholder Approval is not obtained at the special meeting, or by Parent because there has been a material breach of the Merger Agreement by the Company, and (c) within twelve months following the date of such termination, the Company enters into any definitive agreement providing for, or the Company approves any, acquisition proposal, or any acquisition proposal is consummated, the Company will be required to pay to Parent $22,500,000 plus Parent's expenses up to $5,000,000. The Merger Agreement also provides that each party would have to pay the other party's expenses up to $5,000,000 if the Merger Agreement is terminated by such other party as a result of the first party's breach. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by August 15, 2012, which date may be extended until November 15, 2012 if all of the conditions to closing are satisfied at such time other than receipt of regulatory approvals.

        On February 15, 2012, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share, payable on March 9, 2012, to stockholders of record on February 27, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Item 8. Financial Statements and Supplementary Data."

        Additionally, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, the Registrant's Chief Executive Officer filed a certificate with the NYSE on June 15, 2011 reporting that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards. The certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of

2002, regarding the quality of the Company's disclosure in this 2011 Annual Report on Form 10-K, have been filed as exhibits 31(i)(A) and 31(i)(B) hereto.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

        Our executive officers, their ages at March 7, 2012, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
J. Patrick O'Shaughnessy	46	President and Chief Executive Officer
James A. Ovenden	49	Executive Vice President and Chief Financial Officer
Kenneth E. Compton	59	Former President and Chief Executive Officer

        J. Patrick O'Shaughnessy has served as our President and Chief Executive Officer since February 2011 and previously served as our Chief Financial Officer from August 2007 through May 2011. Prior to joining the Company, Mr. O'Shaughnessy worked as an investment banker focusing on financing and merger and acquisition transactions, with a concentration in the consumer and industrial services industries, most recently as a partner at Thomas Weisel Partners LLC ("Thomas Weisel"). Prior to joining Thomas Weisel, Mr. O'Shaughnessy spent much of his career at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and with Credit Suisse First Boston, where he remained after its acquisition of DLJ until 2002. Mr. O'Shaughnessy is a graduate of the University of Notre Dame, and received his MBA degree from the University of Chicago Booth School of Business.

        James A. Ovenden has served as our Executive Vice President and Chief Financial Officer since May 2011. From 2002 until May 2011, Mr. Ovenden served as the principal consultant with CFO Solutions of SC, LLC, a financial consulting business for middle market companies. In addition, from May 2009 to September 2010, he was the Chief Financial Officer of AstenJohnson Holdings Ltd., a manufacturer of paper machine clothing, specialty fabrics, filaments, and drainage equipment. In May 2004, he became a founding principal of OTO Development, Inc., a hospitality development company, where he served as Chief Financial Officer until December 2007. Mr. Ovenden also served as the Chief Financial Officer, Secretary, and Treasurer of Extended Stay America, Inc. from January 2004 until May 2004, when the company was sold. From 1987 until 2002, Mr. Ovenden was employed by CMI Industries, Inc., and served as Chief Financial Officer and Executive Vice President from 1993 until 2002. Mr. Ovenden began his career with Peat Marwick in 1984. He is a Magna Cum Laude graduate of Furman University and received his Certificate of Public Accounting in 1987. Mr. Ovenden currently serves on the board of directors of Flagstar Bancorp, Inc. and Haights Cross Communications, Inc.

        Kenneth E. Compton served as our President and Chief Executive Officer from August 2005 until February 2011. Mr. Compton presently serves as President and Chief Executive Officer of Gibbs International, Inc. From February 1992 to February 2005, Mr. Compton was President of the Global Automotive Group for Milliken & Company, an international textile and chemical manufacturer headquartered in Spartanburg, South Carolina. In this capacity, Mr. Compton was responsible for the management and operations of multiple manufacturing facilities worldwide. Prior to his role as President of the Global Automotive Group, Mr. Compton held various management positions within Milliken & Company.

Other Information

        The information required by this section is incorporated by reference from the proxy statement for our 2012 annual meeting of stockholders ("Proxy Statement") under the captions "Election of our Board of Directors," "Principal Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Meeting and Committees of the Board of Directors—Audit Committee" or will be provided by subsequent amendment to this Form 10-K.

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

    Advance America, Cash Advance Centers, Inc.
    Attention: Corporate Secretary
    135 North Church Street
    Spartanburg, South Carolina 29306
    Telephone: 864-515-5600

ITEM 11.    EXECUTIVE COMPENSATION.

        Information required by this section is incorporated by reference from our Proxy Statement under the captions "Executive and Director Compensation," "Compensation Committee Report" and "Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation" or will be provided by subsequent amendment to this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this section is incorporated by reference from our Proxy Statement under the caption "Principal Stockholders" or will be provided by subsequent amendment to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this section is incorporated by reference from our Proxy Statement under the captions "Certain Transactions" and "Corporate Governance—Independent Directors" in the proxy statement or will be provided by subsequent amendment to this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information required by this section is incorporated by reference from our Proxy Statement under the caption "Appointment of Our Independent Registered Public Accounting Firm" in the proxy statement or will be provided by subsequent amendment to this Form 10-K.

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
10.18(a)
Description of 2010 Cash Bonus Arrangements for Named Executive Officers (incorporated by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 19, 2010).
10.18(b)
Description of 2010 Cash Bonus Arrangements for Named Executive Officers, as amended (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Annual Report on 10-K filed on March 10, 2011).
10.20(a)
Description of Compensation Arrangement and Stock Ownership Guidelines for Non-executive Directors, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2010).
10.20(b)	Description of Compensation Arrangement and Stock Ownership Guidelines for Non-executive Directors, effective as of January 1, 2012.
10.21
Description of 2011 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc's Current Report on Form 8-K filed on February 18, 2011).
10.22
Retirement Agreement and General Release Agreement between the Company and Kenneth E. Compton, dated as of February 28, 2011 (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Annual Report on 10-K filed on March 10, 2011).
10.23
Change of Control Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of February 16, 2011 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 18, 2011).
10.24
Change of Control Agreement between the Company and J. Patrick O'Shaughnessy, dated as of February 16, 2011(incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 16, 2012).

10.24(a)	Modification to Change of Control Agreement between Advance America, Cash Advance Centers, Inc. and J. Patrick O'Shaughnessy, dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 16, 2012).
10.25
Change of Control Agreement between the Company and James A. Ovenden, effective as of May 23, 2011 (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on May 5, 2011).
10.25(a)
Modification to Change of Control Agreement between Advance America, Cash Advance Centers, Inc. and James A. Ovenden, dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 16, 2012).
10.26
Description of 2012 Cash Bonus Arrangements for Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 17, 2012).

(b)    Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated August 5, 2011, by and among Advance America, Cash Advance Centers, Inc., AAFA Acquisition, Inc., CompuCredit Holdings Corporation, CompuCredit Intellectual Property Holdings Corp. II, Valued Services, LLC, Valued Services of Alabama, LLC, Valued Services of Colorado, LLC, Valued Services of Kentucky, LLC, Valued Services of Oklahoma, LLC, Valued Services of Mississippi, LLC, Valued Services of Tennessee, LLC, Valued Services of Wisconsin, LLC, Valued Services of Ohio, LLC, VS of Ohio, LLC, Valued Services of South Carolina, LLC, and VS of South Carolina, LLC. (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated August 5, 2011).
2.2
Agreement and Plan of Merger, dated as of February 15, 2012, by and among Advance America, Cash Advance Centers, Inc., Eagle U.S. Sub, Inc., and Eagle U.S. Merger Sub, Inc. (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K dated February 16, 2012).
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
10.1
Credit Agreement, dated as of December 5, 2011 (the "2011 Credit Facility") (incorporated by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc."s Current Report on Form 8-K dated December 6, 2011).
10.2(a)	2004 Omnibus Stock Plan (incorporated herein by reference to Exhibit 10.5(a) to the IPO Registration Statement).

Exhibit Number	Description
10.2(b)	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.5(b) to the IPO Registration Statement).
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

Exhibit Number	Description
10.15	Description of 2009 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 25, 2009).
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
10.18(b)
Description of 2010 Cash Bonus Arrangement for Named Executive Officers, as amended (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Annual Report on 10-K filed on March 10, 2011).
10.19
Time Sharing Agreement by and between Advance America, Cash Advance Centers, Inc. and Johnson Management, LLC, dated as of August 5, 2010 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc's Quarterly Report on Form 10-Q filed on august 6, 2010).
10.20(a)
Description of Compensation Arrangement and Stock Ownership Guidelines for Non-executive Directors, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc's Quarterly Report on Form 10-Q filed on November 8, 2010).
10.20(b)	Description of Compensation Arrangement and Stock Ownership Guidelines for Non-executive Directors, effective as of January 1, 2012.
10.21
Description of 2011 Cash Bonus Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc's Current Report on Form 8-K filed on February 18, 2011).
10.22
Retirement Agreement and General Release Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of February 28, 2011 (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Annual Report on 10-K filed on March 10, 2011).
10.23
Change of Control Agreement between Advance America, Cash Advance Centers, Inc. and Kenneth E. Compton, dated as of February 16, 2011 (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 18, 2011).
10.24
Change of Control Agreement between the Company and J. Patrick O'Shaughnessy, dated as of February 16, 2011 (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 18, 2011).

Exhibit Number	Description
10.24(a)	Modification to Change of Control Agreement between Advance America, Cash Advance Centers, Inc. and J. Patrick O'Shaughnessy, dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 16, 2012).
10.25
Change of Control Agreement between the Company and James A. Ovenden, effective as of May 23, 2011 (incorporated herein by reference to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on May 5, 2011).
10.25(a)
Modification to Change of Control Agreement between Advance America, Cash Advance Centers, Inc. and James A. Ovenden, dated February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 16, 2012).
10.26
Description of 2012 Cash Bonus Arrangements for Executive Officers (incorporated herein by reference to Exhibit 10.1 to Advance America, Cash Advance Centers, Inc.'s Current Report on Form 8-K filed on February 17, 2012).
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
101
The following materials from the Annual Report on Form 10-K for the year ended December 31, 2011 of Advance America, Cash Advance Centers, Inc., formatted in XBRL (Extensible Business Reporting Language): [Financial Statements and Supplementary Data]**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(c)    Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2012.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.
By:	/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy President and Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Chairman of the Board and Director	March 15, 2012
/s/ J. PATRICK O'SHAUGHNESSY J. Patrick O'Shaughnessy	President and Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2012
/s/ JAMES A. OVENDEN James A. Ovenden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2012
/s/ ROBERT H. CHAPMAN, III Robert H. Chapman, III	Director	March 15, 2012
/s/ KENNETH E. COMPTON Kenneth E. Compton	Director	March 15, 2012
/s/ GARDNER G. COURSON Gardner G. Courson	Director	March 15, 2012
/s/ TONY S. COLLETTI Tony S. Colletti	Director	March 15, 2012

Signature	Title	Date

/s/ ANTHONY T. GRANT Anthony T. Grant	Director	March 15, 2012
/s/ THOMAS E. HANNAH Thomas E. Hannah	Director	March 15, 2012
/s/ DONOVAN A. LANGFORD, III Donovan A. Langford, III	Director	March 15, 2012
/s/ W. OLIN NISBET W. Olin Nisbet	Director	March 15, 2012