Form 10-K/A
period 2011-12-31
Advance America, Cash Advance Centers, Inc.
filed 2012-04-30
CIK 1299704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Registrant’s telephone number, including area code: 864-515-5600

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

At March 12, 2012, there were 62,657,274 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANTORY NOTE

Advance America, Cash Advance Centers, Inc. (“Advance America,” “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 15, 2012.

At a special meeting held on April 20, 2012, our stockholders approved and adopted the Agreement and Plan of Merger, dated as of February 15, 2012 (the “merger agreement”), among Eagle U.S. Sub, Inc. (“Parent”), a wholly owned subsidiary of Grupo Elektra S.A. de C.V., Eagle U.S. Merger Sub, Inc. (“Merger Sub”), and Advance America, pursuant to which Merger Sub merged with and into Advance America on April 23, 2012, with Advance America surviving the transaction (the “Merger”) as a wholly-owned subsidiary of Parent.  As a result of the Merger, all previously outstanding shares of our common stock, par value $0.01 per share (other than shares owned by Company, Parent, Merger Sub, or any other indirect or direct subsidiary of Parent, and shares owned by stockholders who are entitled to and properly exercised appraisal rights under Delaware law), were cancelled in exchange for a right to receive cash merger consideration and we requested that the New York Stock Exchange file a Form 25 with the SEC to delist and deregister our common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend to file a Form 15 with the SEC requesting the suspension of our reporting obligations under Sections 13 and 15(d) of the Exchange Act.  We are now a private company.

We are filing this Amendment solely to include the information required by Part III (Items 10, 11, 12, 13, and 14) of Form 10-K that was previously omitted from the Original Filing.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original filing or modify or update any of the others disclosures contained therein.  For example, this Amendment does not reflect the appointment of new directors in connection with the Merger or the cancellation and delisting of our previously outstanding common stock.  This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13, and 14), the signature page, and the certifications required to be filed as exhibits to this Amendment.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

Form 10-K/A

For the year ended December 31, 2011

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Biographical information concerning our executive officers is set forth below. Our executive officers were elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
J. Patrick O’Shaughnessy	46	President, Chief Executive Officer, and Director
James A. Ovenden	49	Executive Vice President and Chief Financial Officer

J. Patrick O’Shaughnessy has served as our President and Chief Executive Officer since February 2011, served as a director from August 2007, and previously served as our Chief Financial Officer from August 2007 through May 2011. Prior to joining Advance America, Mr. O’Shaughnessy worked as an investment banker focusing on financing and merger and acquisition transactions, with a concentration in the consumer and industrial services industries, most recently as a partner at Thomas Weisel Partners LLC (“Thomas Weisel”). Prior to joining Thomas Weisel, Mr. O’Shaughnessy spent much of his career at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”) and with Credit Suisse First Boston, where he remained after its acquisition of DLJ until 2002.  Mr. O’Shaughnessy is a graduate of the University of Notre Dame, and received his MBA degree from the University of Chicago Booth School of Business. We believe Mr. O’Shaughnessy was qualified to serve on our Board of Directors because of his extensive financial and strategic experience in a variety of consumer and industrial services industries, and his experience with Advance America.

James A. Ovenden has served as our Executive Vice President and Chief Financial Officer since May 2011.  From 2002 until May 2011, Mr. Ovenden served as the principal consultant with CFO Solutions of SC, LLC, a financial consulting business for middle market companies.  In addition, from May 2009 to September 2010, he was the Chief Financial Officer of AstenJohnson Holdings Ltd., a manufacturer of paper machine clothing, specialty fabrics, filaments and drainage equipment.  In May 2004, he became a founding principal of OTO Development, Inc., a hospitality development company, where he served as Chief Financial Officer until December 2007. Mr. Ovenden also served as the Chief Financial Officer, Secretary and Treasurer of Extended Stay America, Inc. from January 2004 until May 2004, when the company was sold.  From 1987 until 2002, Mr. Ovenden was employed by CMI Industries, Inc., and served as Chief Financial Officer and Executive Vice President from 1993 until 2002.  Mr. Ovenden began his career with Peat Marwick in 1984. He is a Magna Cum Laude graduate of Furman University and received his Certificate of Public Accounting in 1987.  Mr. Ovenden currently serves on the board of directors of Flagstar Bancorp, Inc. and Haights Cross Communications, Inc.

Board of Directors

Biographical information concerning the members of our Board of Directors, other than Mr. O’Shaughnessy (whose information appears above), is set forth below. Each of our ten directors were elected by our stockholders at the 2011 Annual Meeting of Stockholders and served until their resignation on April 23, 2012, the effective date of the Merger.

William M. Webster IV, age 54, co-founded our company with Mr. George D. Johnson, Jr., the former Chairman of our Board of Directors, and immediately prior to the Merger served as Chairman of our Board of Directors. Mr. Webster served as Vice Chairman of our Board of Directors from August 2005 until his election as Chairman in August 2008. He served as our Chief Executive Officer from our inception through August 2005, and served as Chairman of our Board of Directors from January 2000 until July 2004, when Mr. Johnson was elected to serve as our Chairman. From May 1996 to May 1997, Mr. Webster served as Executive Vice President of Education Management Corporation and was responsible for corporate development, human resources, management information systems, legal affairs, and government relations. From October 1994 to October 1995, Mr. Webster served as Assistant to the President of the United States and Director of Scheduling and Advance. Mr. Webster served as Chief of Staff to U.S. Department of Education Secretary Richard W. Riley from January 1993 to October 1994. From November 1992 to January 1993, Mr. Webster was Chief of Staff to Richard W. Riley as part of the Presidential Transition team. From 1983 to 1992, Mr. Webster served as President of Carabo, Inc., which owned and operated 27 Bojangles Chicken and Biscuit restaurants in South Carolina. Mr. Webster currently serves as a director of LKQ Corporation and of Golub Capital BDC LLC, where he is the chairperson of the Audit Committee and the Nominating and Corporate Governance Committee.  Mr. Webster holds a “Professional Director Certification” from the American College of Corporate Directors, a public company director education and credentialing organization. We believe Mr. Webster was qualified to serve on our Board of Directors because of his extensive operational experience with our

Company, and his knowledge of our industry and regulatory experience.

Robert H. Chapman III, age 60, served as a director from July 2004. Since December 2003, Mr. Chapman has served as the Chairman of the board of directors and Chief Executive Officer of Inman Mills, a textile manufacturer. Prior to becoming its Chief Executive Officer, Mr. Chapman served as the President and Treasurer of Inman Mills from January 1991 to December 2003. Since November 2003, Mr. Chapman has served as the Chief Executive Officer of B2B Media, Inc., an advertising and marketing company. Mr. Chapman also serves as Chairman of the Board of Directors of B2B Media, Inc. Mr. Chapman currently serves as a director of Tuscarora Yarns, Inc. and Sage Automotive Interiors, Inc.  He formerly served as a director of Fabtech Industries and as a member of the South Carolina Advisory Board of Liberty Mutual Insurance Company.  We believe Mr. Chapman was qualified to serve on our Board of Directors because of his extensive management and operational experience.

Tony S. Colletti, age 59, served as a director from January 2009. Mr. Colletti is the founder and owner of Colletti & Associates, a public affairs consulting company.  Mr. Colletti was also formerly an employee of Multistate Associates Incorporated, a state and local government relations services company (“Multistate”), which provides government relations and outsourced management services to the Community Financial Services Association of America (“CFSA”), the primary national trade association for the payday cash advance services industry. Through Multistate, Mr. Colletti served as an executive vice president of the CFSA from 2004 through 2007. Prior thereto, Mr. Colletti was the General Counsel and Senior Vice President of Check Into Cash, Inc. from 2001 to 2004. Mr. Colletti previously was engaged in the private practice of law.  We believe Mr. Colletti was qualified to serve on our Board of Directors because of his extensive regulatory and legal experience and his knowledge of our industry.

Kenneth E. Compton, age 59, served as a director from August 2005 and served as our President and Chief Executive Officer from August 2005 until his retirement in February 2011.  Mr. Compton currently serves as the President and Chief Executive Officer of Gibbs International, Inc., a diversified textile, energy, and industrial real estate company. From February 1992 to February 2005, Mr. Compton was President of the Global Automotive Group for Milliken & Company, an international textile and chemical manufacturer headquartered in Spartanburg, South Carolina.  In this capacity, Mr. Compton was responsible for the management and operations of multiple manufacturing facilities worldwide.  From June 1974 to February 1992, Mr. Compton served Milliken & Company in various management positions. Mr. Compton currently serves on the board of directors for Spartanburg Regional Hospital System.  We believe Mr. Compton was qualified to serve on our Board of Directors because of his extensive management, strategic, and operational experience and his experience with our Company.

Gardner G. Courson, age 64, served as a director from March 2010.  Mr. Courson is an attorney practicing complex business litigation, and has served as a partner with the law firm of Taylor English Duma LLP since February 2011. From March 2009 through February 2011, Mr. Courson served as the Managing Director of the Litigation and Compliance practice group of FSB Legal Counsel, a Fisher Broyles LLC.  From October 2007 through January 2009, Mr. Courson worked as an independent legal consultant assisting corporations involved in complex litigation assess strategies, costs, and work plans.  From August 2004 through September 2007, Mr. Courson was the Vice-President and General Counsel of Tyco Fire & Security, a $12 billion global manufacturing, sales and service organization, and a division of Tyco International.  Prior to 2004, Mr. Courson served as Vice President and Deputy General Counsel, Litigation of Tyco International (U.S.).  We believe Mr. Courson was qualified to serve on our Board of Directors because of his extensive strategic and legal experience.

Anthony T. Grant, age 53, served as a director from March 2010.  Mr. Grant is the co-founder of Grant Business Strategies, Inc., a financial and strategic advisory firm focusing on middle-market, non-profit, and small companies, and has served as its Chief Executive Officer since December 2001.  In this capacity, Mr. Grant is responsible for assisting clients with business development and financial analysis, as well as the underwriting, structure, and placement of debt.  Prior to 2001, Mr. Grant served in various management positions in the North and South Carolina banking groups for Bank of America. Mr. Grant was also president of a nationwide professional banking group within Bank of America which managed the business and private banking of a segment of high net worth clients.  We believe Mr. Grant was qualified to serve on our Board of Directors because of his extensive financial, operational, and management experience.

Thomas E. Hannah, age 73, served as a director from July 2004. Since September 1999, Mr. Hannah has served as the President and Chief Executive Officer of USLC, Southport Sourcing, a manufacturer of garments in Central America. From 1988 to 1999, Mr. Hannah was employed by Collins & Aikman Corporation, an NYSE-listed company, in various capacities, including for over five years as its President and Chief Executive Officer. From 1963 to 1988, Mr. Hannah served Milliken & Company in various management positions, including as President of the Finished Goods Division. Mr. Hannah currently serves on the board of directors of Carolina Dye Works and formerly served on the board of directors of Collins & Aikman Corporation and Home Choice Holdings, Inc.  We believe Mr. Hannah was qualified to serve on our Board of

Directors because of his extensive management and operational experience.

Donovan A. Langford, III, age 61, served as a director from December 2005. Mr. Langford is a CPA and has been vice president of WMX, Inc., a management consulting firm, since 1994. From 1990 to 1993, Mr. Langford was the chief financial officer and vice president of finance, administration, and distribution of the textbook publisher, Scott Foresman. He also was controller of The Field Corporation from 1986 to 1990, and worked for Arthur Andersen & Co. from 1973 to 1986. Mr. Langford serves as a director of three special purpose entities of Harley-Davidson Financial Services, Inc. and as a director of Home Access Health Corporation. He also is chairman of the board of directors of USRowing, the national governing body for the sport of rowing.  Mr. Langford formerly served as a director of InterOcean Financial Group.  We believe Mr. Langford was qualified to serve on our Board of Directors because of his extensive financial and accounting experience, as well as his management and operational experience.

W. Olin Nisbet, age 47, served as a director from July 2004. Mr. Nisbet is a founding partner of Lions Gate Capital, LLC, an investment management company, and has served as a Portfolio Manager since the firm’s inception in 2004. From 2002 to 2004, Mr. Nisbet served as an Analyst for Porter, Felleman, Inc., an investment management company. From 1992 to 2001, Mr. Nisbet was employed by Morgan Stanley’s Investment Banking Department, most recently as an Executive Director. Mr. Nisbet currently serves on the board of directors of Starlite Media, LLC.  We believe Mr. Nisbet was qualified to serve on our Board of Directors because of his extensive strategic and financial experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and any other person who owns more than 10% of our Common Stock, to file reports of ownership with the SEC. We filed Section 16(a) reports on behalf of our executive officers and directors. Based solely on our review of copies of the forms filed with the SEC, we believe that all filing requirements were timely complied with during 2011 except for the following: one report filed on behalf of Mr. Compton and another report filed upon behalf of Mr. O’Shaughnessy, each relating to the forfeiture of stock in order to satisfy tax withholding obligations in connection with the vesting of restricted stock on February 13, 2011, were each filed two business days late on February 17, 2011.

Code of Ethics

We maintain a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. As of the consummation of the Merger, we no longer post our Code of Business Conduct and Ethics on our website.

Audit Committee

While we were a publicly traded company, our Board of Directors established an Audit Committee to assist our Board of Directors in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, the performance of the independent registered public accounting firm and our internal audit function, and our risk assessment and risk management. The duties of the Audit Committee included:

•                  appointing, evaluating, and determining the compensation of our independent registered public accounting firm;

•                  reviewing and approving the scope of our annual audit, the audit fees, and our financial statements;

•                  reviewing our disclosure controls and procedures, our internal control over financial reporting, our internal audit function, and our corporate policies with respect to financial information;

•                  reviewing other risks that may have a significant impact on our financial statements;

•                  preparing the Audit Committee report for inclusion in our annual proxy statement;

•                  maintaining procedures for the receipt, retention, and treatment of complaints regarding our accounting and auditing matters;

•                  evaluating annually the Audit Committee charter; and

•                  evaluating annually the Audit Committee’s performance.

The Audit Committee had the authority to obtain advice and assistance from, and receive appropriate funding for, outside legal, accounting, or other advisors as the Audit Committee deemed necessary to carry out its duties. PricewaterhouseCoopers LLP, our independent registered public accounting firm, reported directly to the Audit Committee. Our internal audit group reported periodically directly to the Audit Committee.

Immediately prior to the Merger, the Audit Committee consisted of Messrs. Langford, Courson, and Nisbet, with Mr. Langford serving as Chairman. All of the Audit Committee members satisfied the independence and financial literacy requirement of the NYSE. Our Board of Directors determined that Mr. Langford satisfied the requirements for accounting or related financial management expertise under the NYSE rules and was an “audit committee financial expert” under the rules and regulations of the SEC.

The Audit Committee operated under a written charter. The Audit Committee also had Procedures Established by the Audit Committee for Receipt, Retention, and Treatment of Complaints and Concerns Regarding Accounting, Internal Accounting Controls, and Auditing Matters to enable confidential and anonymous reporting to the Audit Committee.

As a result of the consummation of the Merger, Advance America no longer maintains an Audit Committee nor an “audit committee financial expert.”

Material Changes to Security Holder Director Recommendation Procedures

On April 23, 2012, Advance America’s Bylaws were amended in connection with the Merger.  The new Bylaws do not provide procedures by which stockholders may recommend nominees to Advance America’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction/Corporate Governance

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practice, the components of our executive compensation program, and the decisions made with respect to executive officer compensation for our 2011 fiscal year by the Compensation Committee of our Board of Directors, which we refer to in this section as the Committee, and by our Board of Directors for the following executives, who are referred to in this Compensation Discussion and Analysis and in the following tables as our named executive officers:

•                  J. Patrick O’Shaughnessy, our President and Chief Executive Officer, and our former Executive Vice President and Chief Financial Officer;

•                  James A. Ovenden, our Executive Vice President and Chief Financial Officer; and

•                  Kenneth E. Compton, our former President and Chief Executive Officer.

Mr. Compton retired as our President and Chief Executive Officer on February 28, 2011, but continued to serve on our Board of Directors.  Mr. O’Shaughnessy was appointed our President and Chief Executive Officer on February 28, 2011, upon Mr. Compton’s retirement.  Prior to this appointment, Mr. O’Shaughnessy served as our Executive Vice President and Chief Financial Officer.  Mr. Ovenden was appointed our Executive Vice President and Chief Financial Officer on May 23, 2011.

Duties and Responsibilities of the Compensation Committee

The role of the Committee was to oversee our compensation and employee benefit plans and practices, including our executive compensation plans, cash-based incentive compensation, and equity-based plans.

Prior to the Merger, the members of the Compensation Committee were Mr. Chapman, as Chairman, and Messrs. Grant, Hannah, and Nisbet. All members of the Compensation Committee met the applicable tests for independence established by the SEC and the NYSE. The Compensation Committee operated under a written charter. The Compensation Committee’s charter outlined the specific duties and responsibilities of the Compensation Committee, which included:

•                  reviewing and recommending amendments to, if appropriate, our executive compensation plans;

•                  reviewing and approving the goals and objectives relevant to executive officer compensation plans;

•                  evaluating individual and corporate performance to determine the compensation of our CEO and other executive officers in accordance with the goals and objectives of the executive compensation plans;

•                  reviewing and amending, if appropriate, our equity compensation plans (subject to stockholder approval, if required);

•                  reviewing and approving any severance or termination agreements to be made with any executive officer; and

•                  evaluating annually the Compensation Committee’s charter and performance.

The charter authorized the Compensation Committee to retain, at our expense, independent counsel or other consultants or advisers as the Compensation Committee deemed necessary regarding matters, such as investigations and studies that were within the Compensation Committee’s scope of responsibilities. The Compensation Committee had the sole authority to retain or terminate any compensation consultant to assist the Compensation Committee in carrying out its responsibilities, including sole authority to approve the consultant’s fees and other retention terms. As described below under “Compensation Advisor Engaged by the Committee,” the Compensation Committee engaged Towers, Perrin, Forster & Crosby, Inc., a predecessor to Towers Watson & Co., in June 2009 to perform compensation advisory services and continued to use these services until the Merger. Pursuant to the Compensation Committee Charter, the Committee was authorized to form subcommittees for any purpose that the Committee deemed appropriate and was authorized to delegate to such subcommittees such power and authority as the Committee deemed appropriate.  The Committee did not form any such subcommittees.

Our Executive Officer Compensation Process

With the assistance of outside advisors, the Committee regularly performed comprehensive reviews of the executive compensation practices based on broad, market-based surveys that were commercially available and developed by independent professional organizations. Because we had very few direct market competitors, we did not benchmark executive compensation levels against a specific group of peer companies. Our direct market competitors, or the Direct Competitor Group, consisted of Cash America International, Inc., Dollar Financial Corp., EZCORP, Inc., and First Cash Financial Services, Inc. Because these small capitalization companies were comparable to us in business composition and SIC Classification Code, the Committee monitored and considered the compensation data of these companies as a secondary reference point to the Market Survey Analysis, described below under “—Review of Executive Compensation Practices of Other Companies.” The Committee primarily reviewed and analyzed the results of these comprehensive reviews and surveys to determine the competitiveness of our executive officer compensation and to support the objective of continuing to attract, motivate, and retain highly qualified individuals. The Committee also reviewed the executive compensation practices of a selection of other companies within related industries to ours and examined other external factors, such as additional comparables, general market data, and the overall economy, and considered internal factors, including individual executive performance and our overall financial performance to set and approve executive officer compensation.

Compensation Advisor Engaged by the Committee

In June 2009, following a competitive search process, the Committee engaged Towers Watson & Co., or Towers, to provide compensation advisory services. The Committee selected Towers because of its qualifications, expertise, size, and international presence. Towers continued to perform compensation advisory services for the Committee in 2011and furnished information regarding industry and peer group pay practices and other trends. In 2011, Towers also advised the Committee regarding the amount and form of various components of the total compensation of our named executive officers, including determinations of base salary levels, cash incentive compensation, and the size of equity grants under our equity incentive plans. Towers performed no other services for Advance America.

Review of Executive Compensation Practices of Other Companies

For 2011, based in part on advice and analysis from Towers, the Committee focused on the use of commercially available, broad-based comparative market compensation survey data, rather than peer group data, to assess competitive compensation levels and practices. The Committee believed that, given the unique nature of our business and our competition for recruiting and retaining executive talent on a national level, broad-based market surveys presented more consistent and reliable data on which to rely in making executive pay decisions than peer company data.  In addition, survey data consisting of multiple databases, each with a substantial number of participating companies, enabled us to assess more clearly the connection between pay and corporate results and to establish compensation programs based on a pay-for-performance policy.

In connection with establishing 2011 compensation levels, the Committee reviewed a comprehensive analysis prepared by Towers of the compensation of our executive officers as compared to a combination of data from broad, market-based surveys, which we refer to below as the Market Survey Analysis, that were conducted by Towers and by Mercer LLC with respect to companies in the General Industry, Retail, and Financial Services industry segments. The Market Survey Analysis consisted of data from over 4,000 companies, and included a regression analysis to adjust the data based on the differences in company revenue, focusing on companies that had annual revenues similar to ours and that were in the financial services industry. The Market Survey Analysis provided market data at the 50th and 75th percentiles for base salary, short-term incentive, and long-term incentive amounts for our named executive officers, which the Committee then reviewed in comparison to the current levels of our named executive officers’ respective pay elements.

Role of Executives in Establishing Compensation

In their roles as Chief Executive Officer, Mr. Compton and Mr. O’Shaughnessy each played a role in the assessment and recommendation of compensation award decisions for his direct reports.  Each Chief Executive Officer provided information to the Committee regarding compensation matters and, in such instances, helped set the agenda for and often took part in Committee discussions. Neither Mr. Compton nor Mr. O’Shaughnessy played a role in recommendations regarding his own compensation. As Chief Financial Officer, neither Mr. O’Shaughnessy nor Mr. Ovenden played a role in assessments or recommendations regarding compensation awards other than for his direct reports.

Compensation Committee Activity

The Committee met as often as it determined necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. The Committee also had the authority to take certain actions by written consent of all members. The regular meetings were established in consultation with management. The Committee members reviewed and approved the minutes of each meeting. Any special meetings of the Committee were initiated by the Chairman of the Committee. Generally, the agenda for each meeting included regular administrative items to be considered by the Committee and any specific topics the Chairman may have wanted to discuss. The Committee generally worked with our Chief Executive Officer and others, such as our Vice President of Human Resources, to assist in setting the agenda. Members of management provide information to the Committee that management believed would be helpful to the Committee in discussing agenda topics. Management also provided to the Committee materials that were specifically requested.

As Chief Executive Officer, Mr. Compton or Mr. O’Shaughnessy was typically invited to attend general sessions of the Committee, and, depending upon the topic to be discussed, was sometimes invited to attend executive sessions of the Committee. The Committee believed that his insight into our compensation matters was an important factor when discussing and deciding upon compensation matters. Neither Mr. Compton nor Mr. O’Shaughnessy were present during Committee discussions concerning his own compensation. Other members of management and representatives from Towers attend meetings and executive sessions upon invitation by the Committee when advice and discussion regarding compensation decisions were before the Committee. In 2011, Towers provided substantial advice on benchmarking, market survey and peer group studies, and advice on best practices.

The Committee met seven times in 2011 and two times in 2012 prior to the filing of this Amendment No. 1 to our Annual Report on Form 10-K.

Advisory Vote on Executive Compensation

At the 2011 annual meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The Committee reviewed the final vote results for the proposal, and, given the significant level of stockholder support (over 76% of total votes cast), concluded that our compensation program continued to provide a competitive pay-for-performance package that effectively incentivized our named executives and encouraged long-term retention.  Accordingly, the Committee determined not to make any significant changes to the executive compensation policies or decisions as a result of the vote. As previously disclosed, our Board of Directors decided that we would include a stockholder advisory vote on the compensation of our named executive officers in our future proxy materials on a triennial basis until the next required vote on the frequency of future advisory votes on the compensation of our named executive officers or until our Board of Directors otherwise determined a different frequency for such stockholder advisory votes.

Compensation Philosophy, Objectives, and Policies

Our Compensation Philosophy

The Committee monitored, and reviewed at least annually, our compensation philosophy. At the core of our compensation philosophy, our programs were designed to attract, motivate, reward, and retain management talent in order to achieve increased stockholder value within a highly competitive industry. Our compensation philosophy was also focused on aligning the financial interests of management with our stockholders. The Committee, with input from its compensation consultants, our Chief Executive Officer, and our Vice President of Human Resources, continually evaluated the compensation planning process, the performance of our executive officers as our business and general industry circumstances evolved during the year, and the applicability of our compensation philosophy to us and our industry as a whole. The Committee believed that the size of the business and scope of each executive officer’s responsibility were among the most critical comparative factors for attracting and retaining executive officers.

Objectives of Compensation Programs

Overview.  Our compensation programs were designed to encourage the achievement of annual and longer-term goals by providing appropriate incentives to our named executive officers to foster a performance-oriented culture and align individual performance with our corporate objectives. Annual goals for 2011 included achieving budget projections, increasing stockholder value, managing operating costs, maintaining compliance objectives, adhering to our Code of Business Conduct and Ethics, maintaining and upholding our commitment to responsible industry practices and customer satisfaction, and reaching goals for earnings per share, or EPS.  Longer-term goals included maintaining our position as the leader in the payday cash advance services industry, increasing stockholder value, working to achieve responsible legislation for the regulation of the industry, and reviewing and implementing, if appropriate, other products and services to enhance our core business. Our incentive compensation mix, equity vesting parameters, and the time horizons for our pay components balanced annual performance and sustained performance over the long term, and supported the retention of key talent.

Base Salary.  When determining the executive officers’ base salaries, the Committee considered several factors, including the base salary, total cash compensation (base plus cash bonus), and total direct compensation (including long-term equity incentives) of executive officers of similarly sized, comparable companies in the Market Survey Analysis, the contribution of each executive officer to our development and growth, the assessment of the responsibilities and position of the executive officer within Advance America, the executive officer’s individual performance, and our overall performance. The Committee did not believe that it was appropriate to establish compensation levels based exclusively on survey data. The Committee believed, however, that information regarding pay practices for executive officers of the companies that made up the published survey data was useful in two respects. First, it was necessary for our compensation practices to be competitive in the marketplace both within our industry and across the broader market in order to ensure we were able to attract and retain high caliber executives capable of achieving our strategic and business objectives. Second, marketplace information was one of the many factors that the Committee considers in assessing the reasonableness of compensation.

Performance reviews of our executive officers were typically conducted annually to determine if there should be any adjustment to their base salaries. Our Chief Executive Officer conducted performance reviews of our Chief Financial Officer. The Committee and our Board of Directors reviewed and evaluated the performance of our Chief Executive Officer and determined and approved his compensation level based on this evaluation.

Stock Options and Stock Awards.  We use stock options and service-based restricted stock awards to:

•                  attract and retain qualified and highly talented executive officers,

•                  tie the executive officers’ success to our success and ultimately to the value created for our stockholders, and

•                  provide longer-term incentives to balance with cash compensation delivered via base salary and bonus.

The Committee reviewed the Market Survey Analysis and individual executive performance in determining the appropriate levels of stock awards for our executive officers.

Performance-Based Cash Bonuses.  Each year the Committee approved an annual performance-based bonus structure for our Chief Executive Officer and Chief Financial Officer, which we refer to as the Bonus Program. The Bonus Program rewarded our Chief Executive Officer and Chief Financial Officer based on achievement of annual company financial performance objectives, or the Performance Objectives, as measured by our fully diluted EPS, and based on achievement of individual performance goals. The Committee believed that this structure provided our executive officers with incentives to grow and develop our business, as measured by EPS, and rewarded our executive officers for their contributions to the achievement of our goals. Individual performance was a critical component of our reward structure because of our need to remain well-positioned strategically in an extremely dynamic environment influenced significantly by unpredictable federal and state regulatory action. The Committee also analyzed data from the Market Survey Analysis in determining bonus structure for our Chief Executive Officer and Chief Financial Officer.

Each year, the Committee determined the target and maximum bonus payouts based on a percentage of each executive’s base salary. The target and maximum bonus for an executive varied depending on the individual’s position and responsibilities. For 2011, Mr. O’Shaughnessy’s target bonus as Chief Financial Officer was equal to 65% of his base salary and his maximum bonus was equal to 130% of his base salary.  Upon Mr. O’Shaughnessy’s appointment as Chief Executive Officer, his target bonus increased to 100% of his base salary and his maximum bonus increased to 200% of his base salary.  As Chief Executive Officer, Mr. Compton’s target bonus was 100% of his base salary and his maximum bonus was 200% of his base salary.  Mr. Ovenden’s target bonus as Chief Financial Officer was equal to 65% of his base salary and his maximum bonus was equal to 130% of his base salary.  One-half of each bonus was based upon our overall performance as measured by fully diluted EPS, or the EPS Component, for the year and one-half was based upon individual performance, as measured by factors the Committee determined appropriate, or the Individual Performance Component.

In February 2011, the Committee determined that the 2011 fully diluted EPS targets and the related EPS Component bonus percentages would be:

EPS Target($)	Bonus Percent(1)
0.68	20%

0.74	50%

0.84	100%

(1) Percent of EPS Component that could be earned.

These EPS targets were established by the Committee and are designed to be aggressive, but were goals the Committee believed could be attained.  In April 2011, the Committee increased the EPS targets to reflect a decrease in estimated depreciation expense.  The adjusted 2011 fully diluted EPS targets and the related EPS Component bonus percentages were:

EPS Target($)	Bonus Percent(1)
0.71	20%

0.77	50%

0.87	100%

(1) Percent of EPS Component that could be earned.

If fully diluted EPS was less than $0.71 per share, no EPS Component of the bonus would be earned. If fully diluted EPS was $0.87 per share or more, the EPS Component of the bonus would be 100%. As an example, the minimum and maximum bonus that Mr. O’Shaughnessy could have earned for the EPS Component would have been $0 and $550,000, respectively, determined as follows:

	Salary(1)	Maximum	EPS Component	Bonus Percent	Bonus Earned
Minimum	$550,000	N/A	50%	0%	$0

Maximum	$550,000	200%	50%	100%	$550,000

(1)           Based upon the annual salary during the period the bonus is earned.

Our Compensation Policies.  We were mindful of the deductibility for tax purposes of all elements of compensation. For example, we may issue  nonqualified stock options that would result in a tax deduction to us upon exercise. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for non-qualifying compensation in excess of $1 million paid to certain executive officers in any fiscal year. We and the Committee were cognizant of the constraints of Section 162(m) and other tax provisions of the Internal Revenue Code applicable to compensation plans, but tax deductibility was not the primary factor used by the Committee in setting compensation and corporate objectives did not always align with the requirements for full deductibility under Section 162(m). Accordingly, the Committee was authorized to approve compensation that did not qualify for deductibility when it deemed it to be in our best interest.

The Committee had not determined whether it would attempt to recover bonuses from our executive officers if the performance objectives that led to a bonus determination were to be restated, or found not to have been met to the extent originally believed by the Committee. However, when we were a public company, if we were required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may have been legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they received in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002.

Elements of Our Compensation Program

Our executive compensation program consisted of three key components: base salary, short-term performance-based cash incentive compensation, and long-term equity incentive compensation. The Committee analyzed and compared each element to the compensation paid to executive officers of companies in the Market Survey Analysis, as described above, and determined how well our executive officers had met the Committee’s criteria for each compensation component.

The Committee did not have any formal policies for allocating compensation among the three components of our compensation program. The Committee placed a greater emphasis on performance-based compensation by increasing the proportion of compensation consisting of long-term incentive compensation and performance-based bonuses and decreasing the proportion of compensation consisting of fixed base salary. We believed that this mix of equity and cash compensation fostered a better balance between short- and long- term incentives and a provided a closer link to stockholder objectives than could be achieved through a more fixed cash compensation program.

Base Salary

Base salary is the only element of the compensation we paid our executive officers which was not “at-risk.”  The Committee set the base salary for our executive officers based upon each individual’s experience, overall qualifications, current and expected future contribution, and information about compensation offered to executive officers of similar qualifications and experience at similar companies obtained from the Market Survey Analysis.

Performance-Based Cash Bonus

For Mr. O’Shaughnessy, the potential bonus payment was a target percentage of base salary with a target bonus equal to 100% and a maximum bonus equal to 200% of his base salary during the period the bonus was earned. One-half of the bonus was based upon the EPS Component and one-half was based upon the Individual Performance Component and the EPS Component and Individual Performance Component were determined independently of one another. For 2011, in evaluating the Individual Performance Component, the Committee considered various aspects of our CEO’s individual performance, including effectiveness of monitoring state legislative initiatives affecting the industry, introduction of new products to the marketplace, realized cost savings in day to day operations, effective hiring of employees in strategic positions, involvement in investor relations initiatives, and successful marketing campaigns.

Mr. Ovenden’s bonus payment was a target percentage of base salary with a target bonus equal to 65% and a maximum bonus equal to 130% of his base salary on the date the bonus was awarded.  Our Chief Financial Officer’s bonus was based upon the same fractional parameters as our Chief Executive Officer’s bonus calculation and upon our Chief Financial Officer’s individual performance factors. For 2011, the Individual Performance Component factors included effectiveness in the oversight of financial matters, including accurate and timely financial reporting that is compliant with applicable laws and regulations, realized cost savings, and oversight and advice to our Chief Executive Officer on strategic financial initiatives.

The Committee also considered target and actual bonus payment data from the Market Survey Analysis in determining the appropriate bonus structure for our Chief Executive Officer and Chief Financial Officer. For both our Chief Executive Officer and Chief Financial Officer, the bonus percent achieved was applied to the annual salary during the period the bonus was earned.

Long-Term Incentives

Generally, long-term incentives were awarded in the form of restricted stock awards. The amount of long-term incentives awarded to our executive officers was based upon market data concerning similar compensation offered to executive officers of similar qualifications and experience. This market data, reflected in the Market Survey Analysis, included long-term incentive award comparisons between our executive officers and the named executive officers at the companies comprising those groups. In addition to market data, the factors considered in determining the size of award grants also included the executive officer’s position within Advance America, the percentage ownership of our stock that the awards represented on a fully-diluted basis, any constraints on the availability of stock for compensation purposes, the vesting status of awards already held by each executive officer, if any, the executive officer’s contributions to both the creation of value and our long-term success and corporate performance.

Other Compensation

In 2006, the Committee adopted a policy approving our Chief Executive Officer’s personal use of up to 25 flight hours per year in aircraft owned or leased by us. We also offer life insurance to our key management employees, including our Chief Executive Officer and Chief Financial Officer. Neither our Chief Executive Officer nor our Chief Financial Officer received any other retirement plan contributions, deferred compensation, perquisites, or personal benefits in 2011.

Elements of Post-Employment and Change of Control Compensation

In 2011, we did not have an employment agreement with any of our named executive officers.  In February 2011,

we entered into change of control agreements with certain of our executive officers, including Mr. Compton (whose agreement was terminated upon his retirement as our President and Chief Executive Officer at the end of February 2011) and Mr. O’Shaughnessy.  We also entered into a change of control agreement with Mr. Ovenden upon hiring him as our Chief Financial Officer in May 2011.  The change of control agreements provided double-trigger benefits in the event the individual was terminated other than for cause or voluntarily separated for good reason in connection with a change of control of Advance America (as defined in the change of control agreements). Pursuant to the change of control agreements, Mr. O’Shaughnessy would be entitled to a severance payment in the amount of 2.5 times the sum of his then-current base salary and target bonus, as well as the acceleration of unvested equity-based compensation and certain other specified benefits, and Mr. Ovenden would be entitled to a severance payment in the amount of 2.0 times the sum of his then-current base salary and target bonus, as well as the acceleration of unvested equity-based compensation and certain other specified benefits. The change of control agreements did not provide for any tax gross-ups or single-trigger benefits.

In establishing the triggering events for payment obligations in connection with termination and change of control events under our change of control severance agreements with our executive officers, the Committee carefully considered a variety of factors. Payments upon termination by us without cause or by the employee for good reason were provided because we considered such a termination to be generally beyond the control of a terminated employee and a termination that under different circumstances would not have occurred. The termination benefits were intended to ease the consequences to an employee of an unexpected termination of employment. We would benefit by requiring a general release from terminated employees, which included confidentiality and non-disparagement covenants. Payments and option acceleration in connection with a change of control were intended to mitigate the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. Such payments protected stockholder interests by enhancing employee focus during rumored or actual change of control activity through providing incentives to remain with us despite uncertainties while a transaction is under consideration and by encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. Furthermore, these payments would assist us in attracting and retaining highly valued executives.

In the event of an involuntary termination of employment in connection with a change of control occurring on December 31, 2011, the vesting of certain stock options and restricted stock held by our Chief Executive Officer and Chief Financial Officer would have accelerated.  “Change of control” means a “change in ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation” as defined for purposes of Section 409A of the Internal Revenue Code.  For a description of decisions made regarding post-employment and change of control compensation in 2012, refer to the disclosure below under the caption “—Compensation Decisions for Our 2012 Fiscal Year.”

Stock Ownership/Retention Guidelines

Although we adopted stock ownership guidelines for our non-employee directors, we did not maintain formal stock ownership or holding guidelines applicable to our executive officers. Our executive officers generally held a substantial portion of the equity awards they received even after the awards had vested, which showed the executives’ confidence in our long-term prospects and maintained the alignment between the interests of our executive officers and those of our stockholders over the longer term.

Compensation Decisions for Our 2011 Fiscal Year

The Committee concluded that each element of compensation and the total compensation paid to our executive officers for our 2011 fiscal year was reasonable, appropriate, and in the best interest of our stockholders. This conclusion was based upon the comparative benchmark data reviewed by the Committee with respect to the Market Survey Analysis, the target EPS goal, and the individual performance of our executive officers based upon the individual performance factors as described above in “—Compensation Philosophy, Objectives and Policies—Objectives of Compensation Programs.”

Base Salary

In connection with his promotion to President and Chief Executive Officer, we increased Mr. O’Shaughnessy’s base compensation to $550,000 per year and increased his performance-cash bonus arrangement for 2011 to reflect a target bonus equal to 100% of his base salary with a maximum bonus of 200% of his base salary. We also granted Mr. O’Shaughnessy 250,000 restricted shares of our Common Stock, which were to vest ratably over a period of three years from the date of grant and were granted under our 2004 Omnibus Stock Plan.

In connection with Mr. Compton’s retirement and in consideration for his assistance with Mr. O’Shaughnessy’s transition, we entered into a separation agreement with Mr. Compton, pursuant to which he was paid $180,000, we continued

certain health insurance benefits for a period of six months, and he received accelerated vesting with respect to 93,750 restricted shares of Common Stock, which represented the number of unvested shares from the initial award of 250,000 restricted shares of Common Stock made to Mr. Compton in 2005 in connection with his commencement of employment. All other unvested equity awards held by Mr. Compton were forfeited.

In connection with Mr. Ovenden’s appointment as Chief Financial Officer, the Committee, after consulting with Towers, determined his annual base salary would be $372,000.  Also based on its consultation with Towers, the Committee (i) determined that Mr. Ovenden’s a target bonus equal to 65% of base salary with a maximum bonus of 130% of his base salary; and (ii) granted Mr. Ovenden 50,000 shares of our Common Stock, which were to vest ratably over a period of three years from the date of grant and were granted in accordance with the terms of our 2004 Omnibus Stock Plan.

The Committee, in consultation with Towers, undertook a thorough analysis of the individuals’ skills, abilities, talent, contribution, and tenure, in light of market competitiveness, and the fact that Messrs. O’Shaughnessy and Ovenden are the only two executive officers who have authority to formulate policy or make other major decisions on our behalf, in determining the appropriate base salary increases for our Chief Executive Officer and Chief Financial Officer. Each other member of our management team, including vice presidents, are focused on implementing the policies and decisions made by Messrs. O’Shaughnessy and Ovenden, and lack the authority to formulate policy or make other major decisions on our behalf. For example, all litigation settlement decisions are made by our Chief Executive Officer and, if they involve a significant amount, by our Board of Directors.

The Committee considered it necessary and prudent to provide these salary increases in order to ensure retention. The Committee also took into consideration the base compensation levels of the Direct Competitor Group, which were generally higher on average than the base compensation paid by companies in the Market Survey Analysis.

Performance-Based Cash Bonuses

For 2011, we granted only performance-based bonuses.  In early 2012, the Committee determined, the Board of Directors approved and we paid performance-based bonuses under our Bonus Program based on $1.09 EPS achievement, the highest recorded EPS in our history, which represented greater than 100% achievement. Mr. O’Shaughnessy’s 2011 performance-based bonus was $1,100,000, representing 200% of 2011 base salary and consisted of $550,000 for the EPS Component and $550,000 for the Individual Performance Component, which was awarded at the discretion of the Committee. Mr. Ovenden’s 2011 performance-based bonus was $295,460, representing 130% of 2011 base salary (pro-rated to reflect the fact that Mr. Ovenden’s employment began on May 23, 2011) and consisted of $147,730 for the EPS Component and $147,730 for the Individual Performance Component, which was awarded at the discretion of the Committee.

In determining the amount of the bonus, the Committee evaluated the individual performance of  Messrs. O’Shaughnessy and Ovenden during 2011, including, along with the individual performance factors described in “—Elements of Compensation Programs” above, for Mr. O’Shaughnessy, the strong leadership demonstrated in the face of a challenging legislative and economic environment and, for Mr. Ovenden, the maintenance of our revenue stream and control of costs for 2011 in light of a challenging legislative and economic environment. In this regard, Messrs. O’Shaughnessy and Ovenden oversaw and executed a highly accretive acquisition of the retail storefront consumer finance business from certain subsidiaries of CompuCredit Holdings Corporation during the fourth quarter of 2011.

Long-Term Incentives

On February 16, 2011, we granted Mr. O’Shaughnessy 250,000 restricted shares of our Common Stock.  On May 23, 2011, we granted Mr. Ovenden 50,000 restricted shares of our Common Stock. Both restricted stock grants were to vest ratably over a period of three years from the date of grant and were granted under our 2004 Omnibus Stock Plan. Dividends were paid on restricted stock but were held in trust pending the vesting of shares. The Committee targeted these restricted stock awards between the 50th and 75th percentile of the Market Survey Data.

Severance and Change of Control Agreements

The Committee entered into a modifications of the change of control agreements with Messrs. O’Shaughnessy and Ovenden in 2012, as described below under “— Certain Compensation Decisions for Our 2012 Fiscal Year.”

Other

In 2011, pursuant to our policy regarding personal use of aircraft, Mr. O’Shaughnessy used 8.7 flight hours for personal matters in aircraft owned or leased by us. The imputed income of the 8.7 flight hours used by Mr. O’Shaughnessy is

approximately $11,635.   In 2011, Messrs. Compton and Ovenden had no personal use of aircraft owned or leased by us.  In 2011, we did not reimburse Mr. O’Shaughnessy for any income taxes for his personal use of the aircraft in 2011. In 2011, we offered life insurance to key management employees and we paid premiums on behalf of our named executive officers. The actual executive insurance premiums paid by Advance America on behalf of each named executive officer are totaled for 2011 and reflected as taxable income in their respective Form W-2, with applicable federal, state, local, and FICA tax withholding applied.

Certain Compensation Decisions for Our 2012 Fiscal Year

In February 2012, we increased Mr. O’Shaughnessy’s base compensation to $725,000 per year and we increased Mr. Ovenden’s base salary to $425,000, effective retroactively to January 1, 2012.  Consistent with historical practice, the Compensation Committee and Board of Directors deferred executive compensation decisions until February so that such decisions were based on audited financial results. The increases in the 2012 base salaries for Messrs. O’Shaughnessy and Ovenden were based on their performance and strong leadership during a challenging legislative and economic environment, including, among other things: (i) our achievement of $1.09 EPS during 2011, the highest recorded EPS in our history, and (ii) the execution of highly accretive acquisitions during 2011, particularly the acquisition of the retail storefront consumer finance business from certain subsidiaries of CompuCredit Holdings Corporation.

In connection with our entry into a merger agreement with a subsidiary of Grupo Elektra (the “Merger”), the Committee approved entering into modifications of the Change of Control Agreements with Messrs. O’Shaughnessy and Ovenden, as disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012.  These modifications were conditioned upon completion of the Merger, and were recommended by the management of Grupo Elektra due to the critical importance of retaining Messrs. O’Shaughnessy and Ovenden after the Merger.

Under the terms of his modified change of control agreement, Mr. O’Shaughnessy will receive a retention payment, equal to and in lieu of his severance payments otherwise provided by his change of control agreement upon a qualifying termination of employment, plus interest at the prime rate from the effective time of the Merger.  Payment of the retention bonus will be made on the earlier of the first anniversary of the effective time of the Merger or the termination of his employment. However, the payment will be forfeited upon an earlier termination of Mr. O’Shaughnessy’s employment by Advance America for “cause” or by Mr. O’Shaughnessy without “good reason”. In addition, immediately prior to the effective time of the Merger, the restricted stock granted to Mr. O’Shaughnessy in 2012 converted into the right to receive the merger consideration of $10.50 per share, without interest and less applicable withholding taxes, 50% of which vested at the effective time of the Merger and will be paid as provided in the merger agreement. The remaining 50%, plus interest at the prime rate from the effective time of the Merger, shall be paid on the earlier of the first anniversary of the effective time of the Merger or the termination of his employment. However, the payment will be forfeited upon an earlier termination of Mr. O’Shaughnessy’s employment by Advance America for “cause” or by Mr. O’Shaughnessy without “good reason.”

Under the terms of his modified change of control agreement, Mr. Ovenden will receive a retention payment, equal to and in lieu of his severance payments otherwise provided by his Change of Control Agreement upon a qualifying termination of employment, plus interest at the prime rate from the effective time of the merger, on the earlier of the first anniversary of the effective time of the Merger or the termination of his employment. However, the payment will be forfeited upon an earlier termination of Mr. Ovenden’s employment by Advance America for “cause” or by Mr. Ovenden without “good reason”. In addition, immediately prior to the effective time of the Merger, the restricted stock granted to Mr. Ovenden in 2012 converted into the right to receive the merger consideration of $10.50 per share, without interest and less applicable withholding taxes, 50% of which vested at the effective time of the Merger and will be paid as provided in the merger agreement. The remaining 50%, plus interest at the prime rate from the effective time of the Merger, shall be paid on the on the earlier of the first anniversary of the effective time of the Merger or the termination of his employment. However, the payment will be forfeited upon an earlier termination of Mr. Ovenden’s employment by Advance America for “cause” or by Mr. Ovenden without “good reason.”

Each executive must execute a general release of claims in favor of Advance America, including confidentiality and non-disparagement covenants, in order to receive the retention bonus payments described above. In connection with the modified change of control agreements, Messrs. O’Shaughnessy and Ovenden are each subject to protective covenant agreements with Advance America. These agreements contain restrictive covenants in favor of Advance America concerning confidential information, as well as non-competition and non-solicitation for a period of 24 months following a termination of employment.

COMPENSATION AND RISK

We believed that risks arising from our compensation policies and practices for our employees were not reasonably likely to have a material adverse effect on our business. The staff in our Finance, Legal, and Human Resources Departments conducted a review of our compensation polices and practices for all employees and any potential impact on risk-taking by employees to determine whether any particular risks merited additional disclosure. As part of this review, we consulted with outside counsel and with Towers, each of which reviewed the analysis and conclusions.

In determining that our compensation policies and practices did not create risks that would have been reasonably likely to have a material adverse effect on our business, the following factors were considered and analyzed:

•                  We have only one line of business and business unit, with a compensation policy that is consistent company-wide.

•                  Compensation at all levels within Advance America is based primarily on a qualitative assessment of performance and long term variables, such as title and associated responsibilities, tenure with us, compliance with our Code of Business Conduct and Ethics, maintaining regulatory compliance objectives, maintaining and upholding our commitment to responsible industry practices and customer satisfaction, and management’s assessment of market levels of compensation. Our incentive programs had maximum incentive opportunities that were consistent with competitive market practices.

•                  Performance-based compensation for management was tied to annual EPS and our long-term stock performance, and therefore appropriately captured the risks we face, which consist primarily of risk of loss and regulatory risk.

•                  EPS largely captures loss experience during the reporting period because of the short-term nature of our products and services and our provision for doubtful accounts.

•                  Stock awards typically vested over three to five years based on continued employment and therefore correlated to long-term stockholder return with no benefit to short-term financial gains.

•                  Performance-based compensation for non-management employees is tied largely to the volume of customer advances made in compliance with applicable regulations and established and monitored underwriting criteria, net of loss experience. In addition, this performance-based compensation is generally limited to a fraction of a non-management employee’s base salary.

•                  Underwriting criteria for customer advances are objective and are determined by applicable regulations and company policy, not by the center employees who initiate the advances. The underwriting criteria are based primarily on source and size of customer income, are verified prior to making an advance, and are constantly updated to ensure compliance with applicable regulations.

•                  We retain ownership of the customer advances we originate and do not sell them to third parties, other than the occasional sale of overdue accounts receivable, which are sold as such.

Because we retain almost all customer advances we originate, and especially because of the short-term nature of those advances, the results of the activities that influence performance-based compensation generally are evident in the performance period on which bonus compensation is based. Accordingly, the Committee believed that our compensation policies and practices did not create a risk that would be reasonably likely to have a material adverse effect on us.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information regarding the compensation we paid to our Chief Executive Officer and Chief Financial Officer, or our named executive officers, for all the services they rendered to us during 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Kenneth E. Compton(4)	2011	142,356	—	—	—	—	184,083	326,439
Former President and Chief	2010	724,077	580,000	1,317,500	—	580,000	46,649	3,248,226
Executive Officer	2009	658,269	435,000	138,750	15,213	413,250	33,039	1,693,521

J. Patrick O’Shaughnessy(5)	2011	530,673	550,000	1,345,000	—	550,000	17,118	2,992,791
President and Chief Executive	2010	424,231	221,000	527,000	—	221,000	3,487	1,396,718
Officer	2009	369,231	191,250	99,900	10,953	201,875	1,632	874,841

James A. Ovenden(6)	2011	221,769	147,730	293,500	—	147,730	1,897	812,626
Executive Vice President and
Chief Financial Officer

(1)          The amounts in this column reflect the grant date fair value determined in accordance with FASB ASC Topic 718 using the Black-Scholes model excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

(2)          The amounts in this column represent cash incentive payments for the achievement of financial objectives and management objectives under our applicable management incentive plans, which are discussed in greater detail in Compensation Discussion and Analysis.

(3)          We paid $180,000 to Mr. Compton as severance in connection with his retirement as our President and Chief Executive Officer on February 28, 2011. In 2011, Mr. Compton had no personal use of aircraft owned or leased by us.  In 2010, Mr. Compton used 22.3 flight hours for personal matters in aircraft owned or leased by us, with imputed income of approximately $27,502.  In 2009, Mr. Compton used 11.2 flight hours for personal matters in aircraft owned or leased by us, with imputed income of approximately $21,499. We paid life insurance premiums on Mr. Compton’s behalf of $4,083 in 2011, $19,147 in 2010, and $11,541 in 2009.

In 2011, Mr. O’Shaughnessy used 8.7 flight hours for personal matters in aircraft owned or leased by us, with imputed income of approximately $11,635. In 2010 and 2009, Mr. O’Shaughnessy had no personal use of aircraft owned or leased by us. We paid life insurance premiums on Mr. O’Shaughnessy’s behalf of $5,482 in 2011, $3,487 in 2010, and $1,632 in 2009.

We paid life insurance premiums on Mr. Ovenden’s behalf of $1,897 in 2011.

(4)          Mr. Compton retired as our President and Chief Executive Officer on February 28, 2011 but continued to serve on our Board of Directors until the Merger. The amounts provided for 2011 in the table above reflect his partial year of service as our President and Chief Executive Officer.  Compensation earned by Mr. Compton for serving as a non-employee director, after his retirement as an executive officer, is disclosed under the caption “Director Compensation for 2011” below.

(5)          Mr. O’Shaughnessy was appointed our President and Chief Executive Officer on February 28, 2011 upon Mr. Compton’s retirement.  Prior to this appointment, Mr. O’Shaughnessy served as our Executive Vice President and Chief Financial Officer.

(6)          Mr. Ovenden was appointed our Executive Vice President and Chief Financial Officer on May 23, 2011. Mr. Ovenden’s base salary in 2011 was $372,000.  The amounts provided in the table above reflect his partial year of service in 2011.

GRANTS OF PLAN-BASED AWARDS FOR 2011

The following table sets forth information about plan-based awards granted to our named executive officers during 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Awards ($)
J. Patrick O’Shaughnessy(2)	N/A	110,000	275,000	550,000	—	—
	2/28/11	—	—	—	250,000	1,345,000
James A. Ovenden(3)	N/A	29,546	73,865	147,730	—	—
	5/23/11	—	—	—	50,000	293,500

(1)        Relates to cash incentive payments for the achievement of financial objectives and management objectives under our applicable management incentive plans, which are discussed in greater detail in Compensation Discussion and Analysis. Mr. Ovenden’s amounts are prorated to reflect that his service to the Company began in May 2011.  For amounts actually earned during 2011, see the “Non-Equity Incentive Plan Compensation” column under  “—Summary Compensation Table” above.

(2)          On February 28, 2011, we granted Mr. O’Shaughnessy 250,000 restricted shares of our Common Stock, which were to vest ratably over a period of three years from the date of grant. Dividends were paid on restricted stock but were held in trust pending the vesting of shares.

(3)          On March 23, 2011, we granted Mr. Ovenden 50,000 restricted shares of our Common Stock, which were to vest ratably over a period of three years from the date of grant. Dividends were paid on restricted stock but were held in trust pending the vesting of shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2011

The following table sets forth information about outstanding stock options and restricted stock held by our named executive officers as of December 31, 2011.  Following the consummation of the Merger, there are no remaining equity awards outstanding.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2011

The following table sets forth information about outstanding stock options and restricted stock held by our named executive officers as of December 31, 2011.  Following the consummation of the Merger, there are no remaining equity awards outstanding.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Kenneth E. Compton(2)	250,000	—	13.83	2/28/12	—	—
Kenneth E. Compton(3)	437,500	—	12.11	2/28/12	—	—
Kenneth E. Compton(4)	45,000	—	8.54	2/28/12	—	—
J. Patrick O’Shaughnessy(5)	200,000	—	13.15	8/21/17	—	—
J. Patrick O’Shaughnessy(6)	22,500	15,000	8.54	2/13/18	—	—
J. Patrick O’Shaughnessy(7)	60,000	30,000	1.14	2/19/19	—	—
J. Patrick O’Shaughnessy(8)	—	—	—	—	352,267	3,152,790
James A. Ovenden(9)	—	—	—	—	50,000	447,500

(1)          Based on the closing market price of our Common Stock on December 30, 2011, the last day of our 2011 fiscal year, of $8.95 per share.

(2)          On August 26, 2005, we granted to Mr. Compton an option to purchase 250,000 shares of our Common Stock at a price of $13.83 per share. The option vested ratably over a period of five years from the date of grant.  Pursuant to his separation agreement, Mr. Compton had one year to exercise the vested portion of this grant.

(3)          On October 27, 2005, we granted to Mr. Compton an option to purchase 700,000 shares of our Common Stock at a price of $12.11 per share. The option was to vest ratably over a period of eight years from the date of grant.  Upon his retirement in 2011, Mr. Compton forfeited the unvested portion of this grant, which represented an option to purchase 262,500 shares of our Common Stock. Pursuant to his separation agreement, Mr. Compton had one year to exercise the vested portion of this grant.

(4)         On February 13, 2008, we granted to Mr. Compton an option to purchase 75,000 shares of our Common Stock at a price of $8.54 per share. The option was to vest ratably over a period of five years from the date of grant.  Upon his retirement in 2011, Mr. Compton forfeited the unvested portion of this grant, which represented an option to purchase 30,000 shares of our Common Stock. Pursuant to his separation agreement, Mr. Compton had one year to exercise the vested portion of this grant.

(5)          On August 21, 2007, we granted to Mr. O’Shaughnessy an option to purchase 200,000 of our Common Stock at a price of $13.15 per share. The option vested ratably over a period of three years from the date of grant.

(6)          On February 13, 2008, we granted to Mr. O’Shaughnessy an option to purchase 37,500 shares of our Common Stock at a price of $8.54 per share. The option was to vest ratably over a period of five years from the date of grant.

(7)          On February 19, 2009, we granted to Mr. O’Shaughnessy an option to purchase 90,000 shares of our Common Stock at a price of $1.14 per share. The option vested ratably over a period of three years from the date of grant.

(8)          On February 13, 2008, February 19, 2009, February 16, 2010 and February 28, 2011, we granted to Mr. O’Shaughnessy 14,000, 90,000, 100,000, and 250,000, respectively, restricted shares of our Common Stock. The 14,000 shares of restricted stock granted on February 13, 2008 were to vest ratably over a period of five years from the date of grant. The 90,000 shares of restricted stock granted on February 19, 2009 vested ratably over a period of three years from the date of grant. The 100,000 shares of restricted stock granted on February 16, 2010 were to vest ratably over a period of three years from the date of grant. The 250,000 shares of restricted stock granted on February 28, 2011 were to vest ratably over a period of three years from the date of grant. Dividends were paid on restricted stock but were held in trust pending the vesting of shares.

(9)          On May 23, 2011, we granted to Mr. Ovenden 50,000 restricted shares of our Common Stock. These shares of restricted stock were to vest ratably over a period of three years from the date of grant. Dividends were paid on restricted stock but were held in trust pending the vesting of shares.

OPTION EXERCISES AND STOCK VESTED FOR 2011

The following table sets forth information about the exercise of stock options and vesting of restricted stock held by our named executive officers during 2011.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Vesting ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

J. Patrick O’Shaughnessy				2,800	17,220	(1)
J. Patrick O’Shaughnessy				33,333	199,998	(2)
J. Patrick O’Shaughnessy				30,000	182,100	(3)
Kenneth E. Compton				5,600	34,440	(1)
Kenneth E. Compton				83,333	499,998	(2)
Kenneth E. Compton				41,667	252,919	(3)
Kenneth E. Compton				93,750	504,375	(4)
Kenneth E. Compton	83,333	584,998	(5)

(1)          Based on $6.15 per share, the closing price of our Common Stock on February 11, 2011, the last trading day before the vesting date of February 13, 2011.

(2)          Based on $6.00 per share, the closing price of our Common Stock on the vesting date of February 17, 2011.

(3)          Based on $6.07 per share, the closing price of our Common Stock on February 18, 2011, the last trading day before the vesting date of February 19, 2011.

(4)          Based on $5.38 per share, the closing price of our Common Stock on the vesting date of February 28, 2011.

(5)          Based on the excess of $8.16 per share, the closing price of our Common Stock on the exercise date of September 9, 2011, over the exercise price of $1.14 per share.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE-IN-CONTROL

In February 2011, we entered into a change of control agreement with Mr. O’Shaughnessy.  We also entered into a change of control agreement with Mr. Ovenden upon hiring him as our Chief Financial Officer in May 2011.  The change of control agreements provided double-trigger benefits in the event the individual was terminated other than for cause or voluntarily separated for good reason in connection with a change of control of Advance America (as defined in the change of control agreements).

Assuming that a change of control and involuntary termination occurred on December 30, 2011, based on our closing stock price of $8.95 per share as of such date:

•                                          Mr. O’Shaugnessy would have been entitled to receive (a) a lump sum cash amount of $7,243,239.65, including (i) a cash severance amount of $3,850,000.00, which equals the sum of two and one-half times the sum of his 2011 base salary of $550,000.00 and target bonus of $550,000.00, (ii) his maximum bonus of $1,100,000.00, which is the amount the Compensation Committee awarded him for his performance in 2011, (iii) $3,152,789.65 for his shares of unvested restricted stock, and (iv) $240,450.00 for his unvested in-the-money stock options; (b) any unreimbursed relocation expenses; (c) 30 months of health care benefits for him and his eligible dependents; (d) outplacement services; and (e) any benefits to which he would have otherwise been entitled under applicable Company plans; and

•                                          Mr. Ovenden would have been entitled to receive (a) a lump sum cash amount of $1,970,560.00, including (i) a cash severance amount of $1,523,060.00, which equals the sum of two times the sum of his 2011 base salary of $372,000.00 and target bonus of $241,800.00, (ii) his maximum bonus of $295,460.00, which is the amount the Compensation Committee awarded him for his performance in 2011, and which amount is prorated to reflect the fact that his service to the Company commenced on May 23, 2011, and (iii) $447,500 for his shares of unvested restricted stock; (b) any unreimbursed relocation expenses; (c) 30 months of health care benefits for him and his eligible dependents; (d) outplacement services; and (e) any benefits to which he would have otherwise been entitled under applicable Company plans.

If the termination was as a result of the executive’s death or disability, he would have been entitled to receive only the benefits in clauses (a)(ii) and (e) of the applicable paragraph above. If the termination was by the Company for cause or by the executive without good reason, he would have been entitled to receive only the benefits in clause (e) of the applicable paragraph above.

In order to receive any of the foregoing benefits, the executive (or his estate, as applicable), would have been required to enter into a waiver and release of claims in favor of the Company, which would include confidentiality and ongoing non-disparagement covenants.

The foregoing calculations do not take into account the modifications to change of control agreements in 2012 described above under “— Certain Compensation Decisions for Our 2012 Fiscal Year,” nor do they take into account the effects of the Merger.

COMPENSATION COMMITTEE REPORT

As a result of the consummation of the Merger, Advance America no longer maintains a Compensation Committee and therefore cannot produce a Compensation Committee Report.

DIRECTOR COMPENSATION FOR 2011

During 2011, our non-employee directors received an annual fee of $85,000, which was composed of: (i) $60,000 in cash paid in advance in quarterly installments at the beginning of each quarter; and (ii) $25,000 of Advance America’s common stock issued upon election to the Board at the 2011 Annual Meeting of Stockholders.  In addition, non-employee directors received the following additional annual fees for service on the Audit, Compensation, Industry Relations, and Nominating and Corporate Governance Committees of the Board of Directors, payable in advance in quarterly installments at the beginning of each quarter:

Position	Annual Amount

Chair of the Audit Committee	$24,000
Other Members of the Audit Committee	$12,000
Chair of the Compensation Committee	$20,000
Other Members of the Compensation Committee	$10,000
Chair of the Industry Relations Committee	$20,000
Other Members of the Industry Relations Committee	$10,000
Chair of the Nominating and Corporate Governance Committee	$10,000
Other Members of the Nominating and Corporate Governance Committee	$5,000

In addition, each non-employee director who first joined the Board on or after January 1, 2011 was entitled to receive an initial grant of $30,000 of Advance America’s common stock, effective as of the date on which such non-employee director first joined the Board. We also reimbursed all of our directors for out-of-pocket expenses incurred to attend meetings of our Board of Directors and its committees and our other events.

Effective on January 1, 2011, the Board of Directors adopted stock ownership guidelines based on the belief that non-employee directors should own and hold Common Stock to further align their interests and actions with the interests of our stockholders.  Under our stock ownership guidelines, non-employee directors were required to own at least 30,000 shares or $100,000 worth of Advance America’s Common Stock effective as of the later of: (i) December 31, 2015; or (ii) the end of the fifth full year after the non-employee director was first elected or appointed to our Board of Directors.

The following table summarizes the compensation we paid members of our Board of Directors for the fiscal year ended December 31, 2011.

Name	Cash Fees (1)	Stock Awards (2)	All Other Compensation	Total

William M. Webster IV(3)	$—	$—	$204,680	$204,680
Robert H. Chapman, III	$85,000	$25,000	$—	$110,000
Tony S. Colletti	$70,000	$25,000	$—	$95,000
Kenneth E. Compton	$45,000	$25,000	$—	$70,000
Gardner G. Courson	$72,000	$25,000	$—	$97,000
Anthony T. Grant	$90,000	$25,000	$—	$115,000
Thomas E. Hannah	$80,000	$25,000	$—	$105,000
Donovan A. Langford, III	$89,000	$25,000	$—	$114,000
W. Olin Nisbet	$82,000	$25,000	$—	$107,000

(1)          Represents cash fees earned in 2011 for Board and Committee service.

(2)          Each non-employee director received $25,000 of common stock on May 17, 2011 (4,317 shares based on the closing stock price of $5.79 per share), the date of the 2011 Annual Meeting of Stockholders.

(3)          Mr. Webster, Chairman of the Board, did not receive director compensation for his service on our Board of Directors. Mr. Webster was paid a salary of $200,000 primarily for the role he serves advising on corporate strategy and assisting our governmental affairs department in the legislative arena at both the state and federal level. In addition, in 2011 we paid: (i) $480 of life insurance premiums on Mr. Webster’s behalf; and (ii) $350 per month for 12 months ($4,200 per year) for office space used by Mr. Webster at an office building owned by George D. Johnson, the former Chairman of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

In 2011, the Compensation Committee consisted of Mr. Chapman, as Chairman, and Messrs. Grant, Hannah, and Nisbet. None of the former members of the Compensation Committee is or has ever been one of our officers or employees. None of our executive officers served during the last completed fiscal year as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2011. Following the consummation of the Merger, there are no remaining equity awards outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by stockholders	1,002,339	$8.24	1,716,883
Equity compensation plans not approved by stockholders(2)	437,500	$12.11
Total	1,948,836	$9.63	1,716,883

(1)   Our 2004 Omnibus Stock Plan authorizes the issuance of options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards valued in whole or in part by reference to, or otherwise based on, our Common Stock.

(2)   In October 2005, in connection with Kenneth E. Compton’s agreement to become our President and Chief Executive Officer, Kenneth E. Compton was granted outside of a stockholder approved equity compensation plan nonqualified stock options to purchase 700,000 shares of Common Stock (the “CEO Stock Options”).  When Mr. Compton resigned as Chief Executive Officer on February 28, 2011, unvested stock options to purchase 262,500 shares of Common Stock were forfeited.  The remaining stock options to purchase 437,500 shares of Common Stock remained outstanding at December 31, 2011. On February 28, 2012, the one-year anniversary of Mr. Compton’s resignation, the remaining options to purchase 437,500 shares of Common Stock were also forfeited.  None of the CEO Stock Options were ever exercised.

Security Ownership

The following table sets forth, as of March 22, 2012, certain information regarding the beneficial ownership of our Common Stock by:

•                  each of our directors;

•                  each of our executive officers;

•                  all of our directors and executive officers as a group; and

•                  each person known by us to be the beneficial owner of 5% or more of the outstanding shares of our Common Stock.

On March 22, 2012, there were 62,657,274 shares of Common Stock outstanding. After the effective time of our merger with Eagle U.S. Merger Sub, Inc., there were 1,000 shares of our Common Stock outstanding, all of which were owned by Eagle U.S. Merger Sub, Inc., a wholly owned subsidiary of Grupo Elektra S.A. de C.V.

	Shares Beneficially Owned
Name (1)	Number (2)	Percent
Directors and Executive Officers:
Robert H. Chapman, III	63,471	*
Tony S. Colletti	17,000	*
Kenneth E. Compton	93,800	*
Gardner G. Courson	8,918	*
Anthony T. Grant	8,918	*
Thomas E. Hannah	39,317	*
Donovan A. Langford, III (3)	120,677	*
W. Olin Nisbet (4)	61,317	*
J. Patrick O’Shaughnessy (5)	1,147,645	1.82%
William M. Webster IV (6)	174,500	*
James A. Ovenden	150,000	*
All Directors and executive officers as a group (11 persons)(7)	1,885,663	2.99%
5% or More Stockholders:
NFJ Investment Group LLC (8)	3,840,622	6.12%
Dean L. Buntrock	3,808,910	6.07%

*                                         Represents less than 1% of our then outstanding Common Stock

(1)                                  The address of each of our directors and named executive officers is c/o Advance America, Cash Advance Centers, Inc., 135 North Church Street, Spartanburg, South Carolina 29306. The principal address of NFJ Investment Group LLC is 2100 Ross Avenue, Suite 700, Dallas, TX 75201. The principal address of Dean L. Buntrock is Suite 2242, Oakbrook Terrace Tower, One Tower Lane, Oakbrook Terrace, Illinois 60181.

(2)                                  This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table had sole voting and investment power with respect to the shares indicated as beneficially owned. Shares are considered beneficially owned, for the purpose of this table only, if held by the person indicated, or if that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise had or shared the power to vote or dispose of, or to direct the voting or disposition of, that security, or if the person had the right to acquire beneficial ownership within 60 days of March 1, 2012, unless otherwise indicated in these footnotes.

(3)                                  Excludes 100 shares held by Mr. Langford’s son for which Mr. Langford disclaims beneficial ownership thereof.

(4)                                  Includes 55,000 shares held by a limited liability company controlled in part by Mr. Nisbet. Mr. Nisbet disclaims ownership in these shares except to the extent of his pecuniary interest therein.

(5)                                  Includes options to purchase 320,000 shares exercisable within 60 days of March 1, 2012.

(6)                                  The shares shown as beneficially owned by Mr. Webster are held by the William M. Webster IV Revocable Trust UAD 3/15/06, for which Mr. Webster is the grantor and beneficiary and serves as trustee.

(7)                                 Includes options to purchase 320,000 shares exercisable within 60 days of March 1, 2012.

(8)                                  Includes securities beneficially owned by investment advisory clients or discretionary accounts of which NFJ Investment Group LLC or its affiliate, Allianz Global Investors Capital LLC, is the investment adviser.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following discussion relates to certain transactions that, prior to the Merger, involved both Advance America and one of our executive officers, directors, director nominees or five percent stockholders, including their immediate family members, each of whom we refer to as a “related party.” For purposes of this discussion, a “related-party transaction” is a transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships:

•                  in which we participate;

•                  that involves an amount in excess of $120,000; and

•                  in which a related party has a direct or indirect material interest.

From January 1, 2011 through the completion of the Merger, we did not engage in any related-party transactions.  Pursuant to our Audit Committee Charter and in accordance with our written related party transactions policy, our Audit Committee reviewed proposed related party transactions and made recommendations to our Board of Directors regarding approval or rejection of related party transactions. Our Board of Directors generally reviewed and approved all related party transactions prior to us entering into the transaction.

Independent Directors

Our Board of Directors annually reviewed the relationships that each director had with us (directly or as a partner, stockholder, or officer of an organization that has a relationship with us, and other than in his or her capacity as a director) to determine if such relationships, if any, were material under the independence test of the NYSE rules. Prior to each annual review, all directors provided the Nominating and Corporate Governance Committee information regarding their relationships with us. Following each annual review, only those directors whom our Board of Directors affirmatively determined had no material relationship with us and who met the standard of independence prescribed under the listing standards of the NYSE or under applicable law were deemed to be “independent.” In the event that a director became aware of any change in circumstances that may have resulted in that director no longer being considered independent, that director was obligated to promptly inform the chairperson of the Nominating and Corporate Governance Committee.

•                  Our Board of Directors had determined that Messrs. Chapman, Courson, Grant, Hannah, Langford, and Nisbet, constituting a majority of our former directors, were “independent” under the applicable rules of the NYSE and had no material relationship with us. In reaching this conclusion, our Board of Directors considered (i) the lease of office space by Mr. Hannah’s employer from an entity controlled by Mr. George D. Johnson, Jr., the former Chairman of our Board of Directors, with total lease payments of less than $40,000 in each of our last four fiscal years, (ii) the employment of Mr. Langford as chief financial officer of WMX, Inc., a company owned by an individual who owned approximately 6% of our Common Stock, (iii) our charitable contributions of $53,500 in each of the last five fiscal years to The Arts Partnership of Greater Spartanburg and its Chapman Cultural Center, for which Mr. Chapman served as a director until June 2008 and for which Mr. Hannah’s wife served as a director until June 2011, (iv) our charitable contributions of $500 per year in 2008, 2009 and 2010 to the Spartanburg YMCA, for which Mr. Hannah serves as a director and for which Mr. Chapman and Mr. Compton formerly served as directors, (v) our charitable contributions of approximately $1,000 per year from 2005 through 2008 and $2,500 per year in 2009 and 2010 to the Spartanburg County Foundation, for which Mr. Hannah formerly served as a director, and (vi) our payments directly to Mr. Courson and to Mr. Courson’s law firm of approximately $30,000 for legal services rendered in 2009 and approximately $25,000 for legal services rendered in January 2010, all prior to Mr. Courson’s appointment as a director in March 2010.

•                  Our non-management directors held formal “executive session” meetings, which were separate from management, on a regularly scheduled basis and at least twice per year. Mr. Hannah, as the chairperson of the Nominating and Corporate Governance Committee, served as the Lead Non-Management Director and presided at these executive sessions. In the absence of the Lead Non-Management Director, another non-management director designated by the non-management directors would have presided at these executive sessions.

As a result of the consummation of the Merger, Advance America no longer maintains any independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since the formation of Advance America and also has provided non-audit services from time to time. The following table represents aggregate fees billed to us for 2011 and 2010 by PricewaterhouseCoopers LLP, our principal accountant.

	Year Ended
	2011	2010
	(in thousands)
Audit Fees(1)	$1,354	$1,334
Audit-related Fees (2)	33	28
Tax Fees(3)	258	279
All Other Fees(4)	119	126
Total Fees	$1,764	$1,767

(1)          Audit Fees.  Audit fees include fees and expenses for professional services related to the audits of our consolidated financial statements, including review of our quarterly financial statements.

(2)          Audit-Related Fees. Audit-related fees billed to us for services performed during 2011 and 2010 represent fees and expenses related to the audit of our employee benefit plan.

(3)          Tax Fees.  Tax fees and expenses billed to us for services rendered during 2011 and 2010 related to federal and state tax compliance and international tax compliance and research.

(4)          All Other Fees.  All other fees and expenses billed to us for all other services performed during 2011 and 2010 were for subscription, due diligence and research services.

All audit and non-audit services provided by PricewaterhouseCoopers LLP were pre-approved on a case-by-case basis by the Audit Committee, which considered whether the provision of non-audit services was compatible with maintaining the independent registered public accounting firm’s independence. All of the non-audit services provided by our independent registered public accounting firm in 2011 and 2010 were pre-approved in accordance with this policy.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits:

The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed are the following exhibits that constitute management contracts or compensatory plans or arrangements of Advance America:

31(i)(A)	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.
31(i)(B)	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2012.

ADVANCE AMERICA, CASH ADVANCE CENTERS, INC.

By:	/s/ J. PATRICK O’SHAUGHNESSY
J. Patrick O’Shaughnessy
President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ J. PATRICK O’SHAUGHNESSY	President and Chief Executive Officer (Principal Executive	April 30, 2012
J. Patrick O’Shaughnessy	Officer)